Form 10-K
period 2020-12-31
Franklin BSP Capital Corp
filed 2021-03-29
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01360
FRANKLIN BSP CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2950084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 49th Floor, Suite 4920 New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 25, 2021 was 2,656,724.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
ITEM 1. BUSINESS
GENERAL
Franklin BSP Capital Corporation (including, for periods prior the Conversion (as defined below), Franklin BSP Capital L.L.C., a Delaware limited liability company, “FBCC,” or the “Company,” which may also be referred to as “we,” “us,” or “our”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”). We were formed as a Delaware limited liability company on January 29, 2020 with the name Franklin BSP Capital L.L.C. Effective September 23, 2020, we converted to a Delaware corporation pursuant to which Franklin BSP Capital Corporation succeeded to the business of Franklin BSP Capital L.L.C. (the “Conversion”).
We are managed by Franklin BSP Capital Adviser L.L.C. (the “Adviser”), an affiliate of Benefit Street Partners L.L.C. (“Benefit Street Partners” or “BSP”). Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
On December 18, 2020, we initiated our initial closing (“Initial Closing”) of capital commitments to purchase shares of our common stock, par value $0.001 per share (the “Common Stock”), in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”) pursuant to subscription agreements with investors. On December 22, 2020, the Company delivered a drawdown notice to investors relating to the sale of 1,333,333 shares of Common Stock for an aggregate offering price of $20.0 million. The shares of Common Stock were issued on January 7, 2021. On February 25, 2021, the Company delivered an additional drawdown notice to investors relating to the sale of 1,333,333 shares of Common Stock for an aggregate offering price of $20.0 million. The shares of Common Stock were issued on March 11, 2021.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions, which refers to acquisitions from secondary market participants rather than from the portfolio company directly. See “Item 1. Business — Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of between five to ten years. The loans are often held for five years or less before any refinancing or disposition. For a discussion of the risks inherent in our portfolio investments, please see the discussion under “Item 1A. Risk Factors.”
We may co-invest, subject to the conditions included in the exemptive order received by affiliates of our Adviser from the U.S. Securities and Exchange Commission (the “SEC”), with certain of our affiliates. See “Item 1. Business — “Potential Conflicts of Interests; Co-Investment Opportunities” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. We believe that such co-investments afford us additional investment opportunities and an ability to build a diverse portfolio.
As a BDC, we are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other limited float high quality debt investments that mature in one year or less.

We are permitted to borrow money from time to time within the levels permitted by the Investment Company Act of 1940, as amended (the “1940 Act”) that are applicable to us. Subject to the receipt of certain approvals and compliance with certain disclosure requirements, we are permitted to reduce our asset coverage, as defined in the 1940 Act from 200% to 150% so long as we meet certain disclosure requirements and, since our securities are not listed on a national securities exchange, offer to repurchase the shares of our stockholders as of the applicable approval date. On September 23, 2020, our sole stockholder approved the application of the reduced asset coverage requirements to us and declined the Company’s offer to repurchase all of its outstanding shares of common stock. As a result, we are subject to the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permit a BDC to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirements applicable to such BDC from 200% to 150%.
About Our Adviser, BSP, and Franklin Templeton
Our Adviser is served by Benefit Street Partners’ origination, investment and portfolio management team. BSP consists of over 102 investment professionals and over 202 total employees as of January 31, 2021. The Adviser is a subsidiary of BSP and is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with $30 billion in assets under management as of January 31, 2021. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 165 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company brings extensive capabilities in equity, fixed income, alternatives and custom multi-asset solutions. With offices in over 30 countries and 1,300 investment professionals, the company has more than 70 years of investment experience and over $1.4 trillion in assets under management as of December 31, 2020.1
Our Adviser’s investment committee consists of Thomas Gahan, Chief Executive Officer of BSP, Michael Paasche, Senior Managing Director of BSP, and Blair D. Faulstich, Senior Portfolio Manager for Private Debt at BSP, each with over 20 years of experience in the financial services industry and substantial experience in originating, underwriting and structuring credit investments.
Investment Strategy
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
In seeking this objective, we intend to target a differentiated investment strategy comprised of six key components:
•sourcing of primarily private debt opportunities through Benefit Street Partners’ extensive proprietary networks and close relationships;
•prioritization of non-competitive, “strategic capital” opportunities, including non-sponsored investments;
•creative and flexible approach to providing capital;
•optimization of investment level risk/return profile;
1 Assets under management represent combined assets of Franklin Templeton Investments, Legg Mason, and subsidiary investment management groups. Franklin Templeton Investments acquired Legg Mason on July 31, 2020.

•maintaining downside protection through risk management and diversification; and
•ability to take advantage of opportunities Benefit Street Partners believes are mispriced.
Sourcing of primarily private debt opportunities. At the heart of implementing the Company’s investment strategy is the Adviser’s approach to sourcing attractive private debt opportunities by capitalizing on Benefit Street Partners’ extensive relationships and insights.
This differentiated transaction-sourcing framework comprises hundreds of close, long-standing personal relationships that have been forged over the course of several decades and hundreds of transactions. Benefit Street Partners’ personnel have collectively been involved in thousands of credit transactions over the course of their careers as senior bankers at preeminent institutions at the center of the global credit markets. Primarily through hands-on, personal involvement in these investments and transactions, the Benefit Street Partners team has developed and maintained a broad and diverse network of contacts throughout the deal transaction ecosystem. This network is a rich source of proprietary idea and deal generation, often yielding a “first look” at attractive private debt opportunities.
Prioritize non-competitive, “strategic capital” opportunities. The Adviser seeks to prioritize non-competitive, “strategic capital” opportunities where BSP is well-positioned as a debt provider by virtue of its industry insights, capital markets expertise or other differentiating attributes. BSP participates in both transactions initiated with the backing of private equity firms and transactions without such backing and has historically followed a balanced approach to allocating into both types of deals. BSP incorporates a component of transactions without private equity backing into its managed portfolios because they are typically less competitive, and therefore often result in better yield and other terms per unit of risk than sponsored loans. Having said that, deals without private equity backing tend to be more sporadic in nature than sponsor deals. As such, the Company also expects to invest in private equity-backed loans with a focus on targeting non-competitive transactions. Ultimately, BSP evaluates the risk-reward profile of every investment on a case-by-case basis, and its primary aim is to participate in transactions where BSP has influence over terms, covenants and governance of these investments. In BSP’s experience, investment opportunities where BSP is viewed as provider of “strategic capital,” as opposed to just capital, have generally been more attractive from a risk-reward perspective.
Investment-level risk/return profile optimization. Every investment opportunity is evaluated on a standalone basis and must have an attractive risk-reward profile to be considered for an investment. As mentioned above, the Adviser prioritizes situations which are less competitive and where we are viewed as “strategic capital” providers by virtue of our Adviser's industry insights, capital markets expertise or other differentiating attribute. The Adviser prioritizes a combination of non-sponsored investment opportunities, which by their nature are less competitive, as well as non-competitive sponsored investment opportunities. Most importantly, every investment is evaluated individually with regard to its risk vs. reward profile. Our aim is to invest in opportunities where we are being paid higher yields for taking on a particular risk than what is contemplated in the broader market. Additionally, even though our investments are made from the bottom up, we aim to produce a broad portfolio of assets, which together are reflective of the types of risk we think are appropriate in any given environment. The Adviser intends to target investments for the Company where attractive returns and upside potential is accompanied by solid, reliable and measurable downside protection. In addition to downside protection that comes from the contractual nature of returns inherent in all debt structures, the Adviser plans to employ a wide range of investment-specific mechanisms to provide further downside protection in many of the Company’s investments, such as influencing financial covenants, reporting obligations or other specific terms of an investment.
Fund-level downside protection via risk management and broad based investment strategy. Transcending all components of the Company’s investment strategy is the overarching goal of downside protection at the fund-level through experienced portfolio management. Our Adviser seeks to accomplish this objective through disciplined application of risk management best practices across the portfolio combined with a broad based investment approach at the fund-level, and diversification across several discrete dimensions. Benefit Street Partners’ risk management practices are grounded in an established investment process comprising systematic underwriting, rigorous due diligence, third-party reports and investment committee approval accompanied by a proprietary and dynamic post-investment monitoring system for regularly updating issuer data. See “Item 1. Business — Investment Process”.
Ability to take advantage of opportunities Benefit Street Partners believes are mispriced. As a complement to its traditional middle market investments, our Adviser preserves the flexibility to invest opportunistically, including in opportunities it believes are mispriced. Throughout Benefit Street Partners’ history, its private debt funds have been opportunistic in identifying the best risk-adjusted returns as determined by market-driven factors. Benefit Street Partners and its affiliates have successfully invested in private debt across a credit cycle.

Investment Restrictions. The Company will not make any investment, directly or indirectly, in coal-related companies, oil or gas reserves or invest in portfolio companies primarily engaged in directly investing in the exploration for, or the production of, coal, oil and gas reserves.
Market Opportunity
We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection. The Company also aims to target investments presented by the large, persistent and compelling market opportunity that has been created by a structural supply/demand imbalance for private credit, predominantly in North America. This imbalance is driven by substantial long-term changes in the debt capital markets following the credit crisis. Benefit Street Partners believes that the Company’s target market segment represents a large opportunity set for the Company, given Benefit Street Partners’ $30 billion in assets under management, of which $13 billion is in private debt as of January 31, 2021, which it believes can offer greater efficiencies with respect to research and origination, deep credit markets experience, and access to proprietary sourcing networks.
Our current opportunity is highlighted by the following factors:
Large, persistent and compelling market opportunity. The fundamental premise underpinning the Company’s investment thesis is that there is a compelling near- and medium-term opportunity to provide capital to middle market companies on attractive terms. This opportunity is a function of the size and growth rate of the middle market segment of the U.S. economy as well as a substantial, persistent and structurally-driven supply/demand imbalance for middle market debt capital across North America.
Large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there remains a large pool of uninvested private equity capital available to middle market companies. We expect that private equity firms will be active investors in middle market companies and that these private equity firms will seek to supplement their equity investments with senior secured and mezzanine debt and equity co-investments from other sources, such as us.
Refinancing activities will provide continued opportunities to extend capital to middle market companies. As companies seek to refinance their debt, we believe this will create new financing opportunities for us.
Lower default rates and higher recovery rates in the middle market. Default rates remain relatively low, with generally higher recovery rates in the middle market. Middle market companies are generally over-equitized as compared to large cap companies.
Favorable pricing environment in the loan market. Lower valuation levels in certain situations, combined with reduced liquidity in the secondary loan market, have created opportunities to acquire relatively high yielding senior and subordinated debt, both secured and unsecured, at potentially attractive prices.
Investment Process
The investment process utilized by the Adviser for the Company’s investments consists of several distinct phases as summarized below:

Sourcing. The BSP credit team’s investment process typically begins with sourcing private debt opportunities through our extensive proprietary networks and other relationships (see “Item 1. Business — Investment Strategy”). Investment ideas deemed worthy of exploration are then channeled into a rigorous vetting process. Investment ideas are initially screened according to strict internal credit and pricing criteria. Ideas that pass this initial screen are then discussed among the broader Benefit Street Partners credit team. Only investment ideas that gain preliminary approval proceed to further evaluation.
Structuring. Investment ideas that receive favorable feedback result in a preliminary discussion with the proposed issuer under a non-disclosure agreement to confirm the issuer’s interest in the contemplated transaction prior to expending resources for full due diligence. During this phase, Benefit Street Partners focuses on creating a tailored financing solution for the company. Once created, the proposed solution is presented to the company so the company can consider whether the proposed structure makes sense. If both sides agree that the proposed financing solution is appropriate, a term sheet is generated, circulated and executed.

Investment Committee Preview. Upon execution of a term sheet, the deal team presents the terms and structure of the proposed investment to at least one member of the investment committee, for a full vetting. The current investment committee for the Adviser is composed of Messrs. Gahan, Paasche and Faulstich. The investment committee member will then either decline the opportunity or approve that the proposed investment proceed to full due diligence.
Full Due Diligence. Following the investment committee preview and approval, the deal team proceeds to full due diligence of the prospective investment and issuer. This phase of the investment process comprises all aspects of credit-oriented due diligence including fundamental financial and business analysis, comprehensive accounting and legal reviews, an overview of industry trends and business valuation. Benefit Street Partners’ fundamental analysis involves close scrutiny of financial statements to reveal key drivers of revenues, expenses and cash flow. Benefit Street Partners also typically conducts extensive management team interviews to uncover incremental insights into these drivers as well as other potential issues that could affect the company’s performance and its ability to service its debt obligations. To ensure completeness of its due diligence process, Benefit Street Partners supplements in-house resources as necessary with leading third-party specialists including accountants, appraisers, consultants and attorneys.
Final Investment Committee. Upon completion of full due diligence, the deal team formally presents the investment opportunity to the investment committee for approval. In addition to considering the proposed investment on its standalone merits, the investment committee considers the overall fit of the proposed investment within the portfolio. At least two of the three members of the investment committee must approve the transaction in order for the investment to go in the portfolio.
Investment and Monitoring. Completed investments are closely monitored and more formally reviewed, at the Adviser’s regular portfolio review meeting. BSP conducts regular meetings with management and stays in close contact with the issuer to ensure a steady stream of information (including compliance with loan covenants) and to get an early read on potential issues. Additionally, Benefit Street Partners conducts quarterly portfolio review meetings where it discusses and evaluates the entirety of the investments in its portfolio. In the event that actual or potential underperformance is identified, the investment will be discussed and evaluated accordingly and Benefit Street Partners may seek proactive protective measures including amendments, forbearance, waivers and retention of outside consultants.
Our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all debt investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming debt investment with expected loss of interest and some principal.

Our Adviser’s internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
Realization. The Company’s core strategy is to source and structure debt investments that will deliver strong returns when held to maturity or refinanced prior to maturity. However, we will consider, on a selective and opportunistic basis, exiting an investment earlier if we believe the accessible exit value has exceeded intrinsic value.

Summary of Risk Factors
The following is a summary of the principal risk factors associated with an investment in us:

•We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio;
•The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target;
•There are significant potential conflicts of interest that could impact our investment returns;
•Our fee structure may induce our Adviser to make speculative investments or incur debt;
•In selecting and structuring investments appropriate for us, our Adviser will consider our investment and tax objectives and those of our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually;
•Our Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations;
•Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations;
•Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC;
•Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth;
•Our ability to enter into transactions with our affiliates is restricted;
•We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected;
•Our investments may be risky, and we could lose all or part of our investment;
•Our investments will be subject to interest rate risk;
•Our debt investments will be subject to prepayment or refinancing risk;
•Our investments will generally be subject to credit risk;
•The lack of liquidity in our investments may adversely affect our business;
•Because we expect to borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us;
•Changes in interest rates may affect our cost of capital and net investment income;
•Shares of our Common Stock will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell shares of our Common Stock;
•Our stockholders may experience dilution in their ownership percentage, which could reduce the overall value of their investment;
•You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability;
•Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability;
•Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial condition;
•Events beyond our control, including public health crises, could adversely impact our portfolio companies and our results of our operations;
•Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results;
•Uncertainty with respect to the financial stability of the United States and several countries in the European Union (“EU”) could have a significant adverse effect on our business, financial condition and results of operations;
•The discontinuation of LIBOR and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results of operations or financial condition;
•The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings;
•Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our net asset value through increased net unrealized depreciation;
•Our ability to achieve our investment objective depends on our Adviser’s and its affiliates’ ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed;
•Because our business model depends, to a significant extent, upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business;
•We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses;
•Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price;
•A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments;
•Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse;
•New or modified laws or regulations governing our operations may adversely affect our business;
•We are subject to risks related to corporate social responsibility;
•Efforts to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us;
•We may experience fluctuations in our quarterly results;
•Terrorist attacks, acts of war, natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition;
•The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations;
•Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity;
•To the extent that our Adviser serves as a “joint bookrunner” in connection with the underwriting of a loan or other security to be acquired, it may be subject to underwriter liability under the federal securities laws. This liability can be managed principally through the exercise of due diligence regarding any such offering. In addition, if it acts as joint bookrunner for a loan or other securities offering and is not successful in syndicating the loan or offering, our Adviser may acquire a larger amount of the subject securities than it had planned, and it may be required to hold such loan or security for a longer period than it had anticipated; and
•We could potentially be involved in litigation arising out of our operations in the normal course of business.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below entitled “Risk Factors.”

Potential Conflicts of Interest; Co-Investment Opportunities
The Adviser and its affiliates engage in a broad range of activities, including investment activities for their own account and for the account of other investment funds or accounts. In the ordinary course of conducting its activities, the interests of the Company may conflict with the interests of the Adviser, or other funds advised by the Adviser or its affiliates and there is no guarantee that such conflicts will ultimately be resolved in favor of the Company. A description of certain of these potential conflicts of interest is provided below. The discussion below does not describe all conflicts that may arise.
Investment Advisory Agreement
We entered into an investment advisory agreement (the “Investment Advisory Agreement”), dated September 23, 2020, with our Adviser in which the Adviser, subject to the overall supervision of the Company’s board of directors (the “Board of Directors”), manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. As of December 31, 2020, no management fee or incentive fees were accrued or paid to the Adviser.
Management Fee
The Management Fee is payable quarterly in arrears and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, where gross assets includes the total assets of the Company, including any borrowings for investment purposes.
Prior to a Liquidity Event, the Management Fee payable under the Investment Advisory Agreement will be calculated at an annual rate of 0.5% of the Company’s average gross assets.
After a Liquidity Event, the Management Fee payable under the Investment Advisory Agreement will be calculated at an annual rate of 1.50% of the Company’s average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of the Company’s average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1 of debt outstanding for each $1 of equity), and provided further that for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive Management Fees in excess of 0.5% of the Company’s average gross assets. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser.
Incentive Fee
The Company will also pay the Adviser an Incentive Fee consisting of two parts, which are described below. Notwithstanding anything herein to the contrary, the Adviser will waive all Incentive Fees for the first twelve calendar quarters of operations of the Company.
Incentive Fee on Income. The first part is referred to as the “incentive fee on income” and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly.

For periods ending on or prior to the date of the closing of a Liquidity Event, the incentive fee on income with respect to the Company’s Pre-Incentive Fee Net Investment Income will be calculated as follows:
•No incentive fee on income in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.50%, or 6.00% annualized (the “Preferred Return”), on net assets;
•100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 1.765% in any calendar quarter (7.06% annualized). This portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 15% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 1.765% (7.06% annualized) in any calendar quarter; and
•For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.765% (7.06% annualized), the incentive fee on income equals 15% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.
For any period ending after the closing of a Liquidity Event, the incentive fee on income for each quarter will be calculated as follows:
•No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Preferred Return of 1.50%, or 6.00% annualized, on net assets;
•100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 1.8175% in any calendar quarter (7.27% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 1.8175% (7.27% annualized) in any calendar quarter; and
•For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.8175% (7.27% annualized), the incentive fee on income equals 17.5% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser.

Incentive Fee on Capital Gains. The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on cumulative realized capital gains of the Company net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). Prior to a Liquidity Event, this fee equals 15% of the Company’s incentive fee capital gains, which equals realized capital gains of the Company on a cumulative basis from the date of the Company’s election to be regulated as a business development company, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations. Following a Liquidity Event, the incentive fee on capital gains during operations equals 17.5% of the Company’s incentive fee capital gains calculated as described above, on a cumulative basis from the date of the Company’s election to be regulated as a business development company.
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was approved by our Board of Directors on March 11, 2020. Unless terminated earlier, it will remain in effect until September 2022 and then continue in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 60 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.

Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons, and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

Board Approval of Investment Advisory Agreement
In determining to approve the Investment Advisory Agreement, our Board of Directors requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, extent and quality of services provided to us by the Adviser, the costs of providing services to us, the profitability of the relationship between us and the Adviser, comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts, and the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our investors. Based on the information reviewed and the considerations detailed above, our Board of Directors, including all of our directors who are not interested persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.
Administration Agreement
We entered into an administration agreement with Benefit Street Partners, dated as of September 23, 2020 (the “Administration Agreement”), in which Benefit Street Partners (in such capacity, the "Administrator") provided us with office facilities and certain administrative services. Pursuant to the Administration Agreement with our Administrator, the Administrator will provide the Company with office facilities and certain administrative services necessary for the Company to conduct its business. The Company will reimburse the Administrator for expenses incurred in administering the Company’s business, including the Company’s allocable portion of overhead and certain other expenses incurred by the Administrator in performing its obligations under the Administration Agreement.
Our Board of Directors, including a majority of the independent directors, will review the reimbursement of costs and expenses to the Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine whether the reimbursement of costs and expenses under the Administration Agreement are reasonable and appropriate. Our Board of Directors will also review the methodology employed in determining how costs and expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and affiliates of the Administrator.
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC has granted exemptive relief to affiliates of the Adviser that allows us to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

Private Placement
Our initial private placement of shares of Common Stock is expected to be conducted in reliance on Regulation D under the Securities Act (“Regulation D”) or Regulation S under the Securities Act (“Regulation S”). Investors in our initial private placement will be required to be “accredited investors” as defined in Regulation D of the Securities Act or non-U.S. persons under Regulation S.

Each investor in the private placement will make a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors will be required to make capital contributions to purchase shares of Common Stock (the “Drawdown Purchase Price”) each time we deliver a drawdown notice (the “Drawdown Notice”), which will be delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-share price as determined by the Board of Directors in accordance with the limitations under Section 23 of the 1940 Act, provided that the Company retains the right to make non-pro rata capital drawdowns for any reason in the Company’s sole discretion, including, without limitation, if the Company determines that it is necessary or advisable in light of applicable legal, tax, regulatory and other considerations. As set forth in each Subscription Agreement, in the event that an investor fails to pay all or any portion of a Drawdown Purchase Price pursuant to a Drawdown Notice, and such default remains uncured for a period of thirty days (such investor, a “Defaulting Subscriber”), the Company will be permitted to pursue any remedies against the Defaulting Subscriber available under the Subscription Agreement or at law or at equity, including prohibiting the Defaulting Subscriber from purchasing additional shares of Common Stock or causing the Defaulting Subscriber to forfeit 50% of the Defaulting Subscriber’s shares of Common Stock to the other stockholders.
Closings of our private placement are expected to occur, from time to time, during the 12 month period following the Initial Closing (the “Initial Closing Period”), provided that the Board of Directors may extend the Initial Closing Period in its sole discretion. After the Initial Closing Period, the Company may permit one or more additional closings with the approval of the Board of Directors.
Term
Drawdowns of Capital Commitments will be made at the discretion of the Adviser until the earlier of (i) a Liquidity Event (as defined below) or (ii) the two-year anniversary of the end of the Initial Closing Period, provided that this period may be extended by an additional one-year extension in the discretion of the Board of Directors (the “Drawdown Period”).
After the end of the Drawdown Period, the Company may draw down Capital Commitments to the extent necessary to: (a) pay Company expenses, including any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations or other liabilities and including expenses under the Administration Agreement or Investment Advisory Agreement, and/or (b) complete portfolio investments with respect to which commitments have been made or for which the Company has entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle or other binding written agreement as of the end of the Drawdown Period and/or prior to the start of any suspension of the Drawdown Period (including investments that are funded in phases).
We define a “Liquidity Event” as any of: (1) a merger or another transaction approved by the Board of Directors in which the Company’s stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an initial public offering (“IPO”) or a listing (an “Exchange Listing”) of the Common Stock on a national securities exchange, or (3) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation. There can be no assurance of when or if a Liquidity Event will occur. Furthermore, should there be an IPO or Exchange Listing, our stockholders will be subject to a lock-up restriction that will extend up to six months after the closing of such IPO or Exchange Listing pursuant to which they will be prohibited from selling or otherwise transferring shares of our Common Stock.

Valuation Procedures
The Adviser, acting pursuant to delegated authority from, and under the oversight of our Board of Directors, assists the Board of Directors in its determination of the net asset value (“NAV”) of our investment portfolio each quarter and at such other times as may be required by law. The NAV per share of our outstanding shares of Common Stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined by our Board of Directors. In connection with that determination, our Adviser facilitates the preparation, through the use each quarter of independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

We classify the fair value measurements of our assets and liabilities into a fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by our Board of Directors or as noted below, with respect to investments in an investment fund;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).
Determination of fair values involves subjective judgments and estimates. Below is a description of factors that our Board of Directors may consider when valuing our debt and equity investments.
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is readily available according to U.S. generally accepted accounting principles (“U.S. GAAP”) to determine the fair value of the security. If determined to be readily available, we use the quote obtained.
Investments without a readily available market quotation are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.

Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and the affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.
We are generally not able to issue and sell our Common Stock at a price below net asset value per share. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if the Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our Common Stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
As a BDC, we may be examined periodically by the SEC for compliance with the 1940 Act. Our Adviser is a registered investment adviser and is also subject to examination by the SEC.
Qualifying Assets
As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any eligible portfolio company that we control.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Significant Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation-Qualifying Assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Indebtedness and Senior Securities
We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, which as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur as compared to BDCs who have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.
Compliance Policies and Procedures
We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Guy F. Talarico as our chief compliance officer.
Proxy Voting Policies and Procedures
We delegate our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that our Adviser follows are set forth below and are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act. The guidelines will be reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.
Our Adviser will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of our Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019.

Privacy Notice
Financial companies choose how they share investors’ personal information. Federal law gives our clients the right to limit some but not all sharing. Federal law also requires us to tell investors how we collect, share, and protect their personal information.
We do not disclose nonpublic personal information about our investors or former investors to third parties other than as described below.
We collect personal information about investors in connection with our providing advisory services to them. This information includes investors’ social security number and may include other information such as investors’:
•assets;
•investment experience;
•transaction history;
•income; and
•wire instructions.
We collect this information from investors through various means. For example, when investors give us their contact information, enter into an investment advisory contract with us, buy securities (i.e., interests in a fund) from us, tell us where to send money, or make a wire transfer. We also may collect investors’ personal information from other sources, such as our affiliates2 or other non-affiliated companies.
All financial companies need to share customers’ personal information to run their everyday business and we use the personal information we collect from investors for our everyday business purposes or as permitted by law. These purposes may include for example:
•To provide advisory services to investors;
•To open an account for investors;
•To process a transaction for investors’ account;
•To market products and services to investors; and
•To respond to court orders and legal investigations.
We may provide investors’ personal information to our affiliates and to firms that assist us in servicing such investors’ account and have a need for such information, such as a broker or fund administrator. We may also disclose such information to service providers and financial institutions with whom we have joint marketing arrangements (i.e., a formal agreement between nonaffiliated financial companies that together market financial products or services to investors, such as placement agents). We require third-party service providers and financial institutions with which we have joint marketing arrangements to protect the confidentiality of investors’ information and to use the information only for the purposes for which we disclose the information to them. These sharing practices are consistent with federal privacy and related laws, and in general, investors may not limit our use of their personal information for these purposes under such laws. We note that the federal privacy laws only give investors the right to limit the certain types of information sharing that we do not engage in (e.g., sharing with our affiliates certain information relating to investors’ transaction history or creditworthiness for their use in marketing to such investors, or sharing any personal information with nonaffiliates for them to market to such investors).
To protect investors’ personal information from unauthorized access and use, we use security measures that comply with federal law. These measures include computer safeguards and secured files and buildings.
2 Our affiliates are companies related to us by common ownership or control and can include both financial and nonfinancial companies. Non-affiliates are companies not related to us by common ownership or control and can include both financial and nonfinancial companies.

JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of an Exchange Listing occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Exchange Act and Sarbanes-Oxley Act
We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our Common Stock. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle”, “hedge” or “conversion” transaction. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this prospectus and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding this follow-on offering. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
For purposes of our discussion, a “U.S. stockholder” means a beneficial owner of shares of our Common Stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if (1) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (2) it has a valid election in place to be treated as a U.S. person.
For purposes of our discussion, a “Non-U.S. stockholder” means a beneficial owner of shares of our Common Stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes).
If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our Common Stock, the tax treatment of a partner or member of the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our Common Stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our Common Stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. Federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.
Election to Be Taxed as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Taxation as a RIC
Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which generally is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our ordinary income for each calendar year; (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year; and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.
We expect to form consolidated subsidiaries that are consolidated for financial reporting purposes although not for income tax purposes (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. See “Item 1. Business — Regulation as a business Development Company” for discussion of BDC regulation and other regulatory considerations.
In order to qualify to be treated as a RIC for U.S. federal income tax purposes, we must, among other things: qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year; meet the Annual Distribution Requirement; derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies. or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests. To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.
In determining whether or not a RIC is in compliance with the Diversification Tests, the 90% Income Test and the Annual Distribution Requirement, a RIC may take into consideration certain cure provisions contained in the Code.
In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will generally be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges. In addition, income required to be included as a result of a QEF election would be qualifying income for purposes of the 90% Income Test if we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates, or if the included income is derived with respect to our business of investing.
Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business — Regulation as a Business Development Company — Qualifying Assets” and “— Indebtedness and Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations — Failure To Obtain RIC Tax Treatment.”

As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” the consequences of an investment in the partnership will depend upon the amount and type of income of the partnership allocable to us and our proportionate share of the underlying assets of the partnership. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
Taxation of U.S. Stockholders
Whether an investment in shares of our Common Stock is appropriate for a U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of our Common Stock by a U.S. stockholder may have adverse tax consequences. The following summary generally describes certain U.S. federal income tax consequences of an investment in shares of our Common Stock by taxable U.S. stockholders and not by U.S. stockholders that are generally exempt from U.S. federal income taxation. U.S. stockholders should consult their own tax advisors before making an investment in our common stock.
Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gain. Distributions of our “investment company taxable income” (which is, generally, our ordinary income excluding net capital gain) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to noncorporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” (at a maximum tax rate of 20%) provided that we properly report such distribution as “qualified dividend income” and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gain (which is generally our net long-term capital gain in excess of net short-term capital loss) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gain (at a maximum rate of 20% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. stockholder.

U.S. Stockholders who receive distributions in the form of stock generally are subject to the same federal income tax consequences as are stockholders who elect to receive their distributions in cash. The U.S. stockholder will have an adjusted tax basis in the additional shares of our Common Stock purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.
Although we currently intend to distribute any long-term capital gain at least annually, we may in the future decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.
We may have the ability to declare a large portion of a distribution in shares of our Common Stock to satisfy the Annual Distribution Requirement. If a portion of such distribution is paid in cash (which portion may be as low as 20% based on certain public and private rulings issued by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits will be treated as a dividend for U.S. federal income tax purposes. As a result, U.S. stockholders will be taxed on the distribution as if the entire distribution was cash distribution, even though most of the distribution was paid in shares of our Common Stock.
If an investor purchases shares of our Common Stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of his, her or its investment.
A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our Common Stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year.
Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our Common Stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our Common Stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. The ability to otherwise deduct capital loss may be subject to other limitations under the Code.

In general, U.S. stockholders taxed at individual rates currently are subject to a maximum U.S. federal income tax rate of 20% on their recognized net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by such U.S. stockholders. In addition, individuals with modified adjusted gross incomes in excess of $200,000 ($250,000 in the case of married individuals filing jointly) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income.
Noncorporate stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a noncorporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.
When we are not a publicly offered regulated investment company for any taxable year, a non-corporate U.S. shareholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. For taxable years beginning before 2026, certain expenses (including advisory fees), referred to as miscellaneous itemized deductions generally are not deductible by non-corporate U.S. shareholders, including individuals, trusts, and estates. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a non-corporate U.S. shareholder (such as an individual, trust or estate) only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. We do not anticipate that we will initially constitute a publicly offered regulated investment company although it is possible that we may qualify at some point in the future.
We (or the applicable withholding agent) will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice reporting the amounts to be included in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal income tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 20% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.
We (or the applicable withholding agent) may be required to withhold U.S. federal income tax, or backup withholding, from all distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.
Under U.S. Treasury regulations, if a stockholder recognizes a loss with respect to shares of our Common Stock of $2 million or more for a noncorporate stockholder or $10 million or more for a corporate stockholder in any single taxable year (or a greater loss over a combination of years), the stockholder must file with the IRS a disclosure statement on Internal Revenue Service Form 8886 (or successor form). Direct stockholders of portfolio securities in many cases are excepted from this reporting requirement, but under current guidance, stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Stockholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Taxation of Non-U.S. Stockholders
Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.
Distributions of our “investment company taxable income” to Non-U.S. stockholders that are not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits, unless an applicable exception applies. However, we generally are not required to withhold any amounts with respect to distributions of (i) U.S.-source interest income that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, and (ii) net short-term capital gains in excess of net long-term capital losses that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, in each case only to the extent that such distributions are properly reported by us as “interest-related dividends” or “short-term capital gain dividends,” as the case may be, and certain other requirements are met. No certainty can be provided that any of our distributions would be reported as eligible for this exception.
Actual or deemed distributions of our net capital gain to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the Non-U.S. stockholder is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements. However, withholding of U.S. federal income tax at a rate of 30% on capital gain of nonresident alien individuals who are physically present in the United States for more than the 182 day period only applies in exceptional cases because any individual present in the United States for more than 182 days during the taxable year is generally treated as a resident for U.S. income tax purposes; in that case, he or she would be subject to U.S. income tax on his or her worldwide income at the graduated rates applicable to U.S. citizens, rather than the 30% U.S. Federal withholding tax.
If we distribute our net capital gain in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gain deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.
Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. stockholders, and gains realized by Non-U.S. stockholders upon the sale of our common stock that is “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder (or if an income tax treaty applies, attributable to a “permanent establishment” in the United States), will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. Corporate Non-U.S. stockholders may also be subject to an additional branch profits tax at a rate of 30% imposed by the Code (or lower rate provided by an applicable treaty). In the case of a non-corporate Non-U.S. stockholder, we may be required to withhold U.S. federal income tax from distributions that are otherwise exempt from withholding tax (or taxable at a reduced rate) unless the Non-U.S. stockholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.
We may have the ability to declare a large portion of a distribution in shares of our Common Stock to satisfy the Annual Distribution Requirement. If a portion of such dividend is paid in cash (which portion may be as low as 20% under certain public and private rulings issued by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits will be treated as a dividend for U.S. federal income tax purposes. As a result, non-U.S. stockholders will be taxed on the distribution as if the entire distribution was cash distribution, even though most of the distribution was paid in shares of our Common Stock.
The tax consequences to a Non-U.S. stockholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Non-U.S. stockholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in our shares.

A Non-U.S. stockholder who is a nonresident alien individual may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.
Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Under certain circumstances, a Non-U.S. Stockholder might be eligible for refunds or credits of such taxes.
Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.
Failure to Obtain RIC Tax Treatment
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we made a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding five-year period.
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.
AVAILABLE INFORMATION
We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information filed electronically by us with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment in the Company, investors should carefully consider the following risk factors. The risks and uncertainties set forth below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business operations. If any of the following risks were to occur, our business or financial condition could be materially adversely affected. In such case, the net asset value of our common stock could decline, and investors may lose all or part of their investment
RISKS RELATED TO OUR ADVISER AND ITS AFFILIATES
We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
The Investment Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
We expect that any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory Agreement, our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the debt instrument that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
Moreover, to the extent that we are required to recognize in our taxable income such interest income that has been accrued but not yet paid, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “U.S. Federal Income Tax Risks — We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.”
The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Affiliates and executive officers of the Adviser currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that the executive officers and individuals employed by the Adviser and its affiliates devote to us may be diverted, and during times of intense activity in other areas of business, they may devote less time and resources to our business than is necessary or appropriate.
There are significant potential conflicts of interest that could impact our investment returns.
We pay management and incentive fees to our Adviser and reimburse our Adviser for certain expenses it incurs on our behalf. In addition, investors in our common stock invest on a gross basis and receive distributions on a net basis after expenses, resulting in a lower rate of return than one might achieve through direct investments.
The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

Our fee structure may induce our Adviser to make speculative investments or incur debt.
The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which this incentive fee is determined may encourage the Adviser to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.
In selecting and structuring investments appropriate for us, our Adviser will consider our investment and tax objectives and those of our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.
Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of the disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.
Our Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

RISKS RELATED TO BUSINESS DEVELOPMENT COMPANIES
Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business — Regulation as a Business Development Company.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. We may also be required to re-classify investments previously identified as qualifying assets as non-qualifying assets due to a change in the underlying business, a change in law or regulation, or for other reasons. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us either to dispose of investments at an inopportune time or to refrain from making additional investments to comply with the 1940 Act. If we were forced to sell non-qualifying investments in our portfolio for compliance purposes, the proceeds from such sales could be significantly less than the current value of such investments.
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
We may need to access the capital markets periodically to raise cash to fund new investments. We may also issue “senior securities,” including borrowing money from banks or other financial institutions, in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability compared to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.
We intend to incur leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.
Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share, which may be a disadvantage as compared to other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if (1) our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders in general, as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities.
Our ability to enter into transactions with our affiliates is restricted.
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds, the investment opportunity requires more than the price to be negotiated and cannot be effected pursuant to the terms of the co-investment exemptive order, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates.

Affiliates of our Adviser received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by the Adviser and its affiliates affords us additional investment opportunities and an ability to build a diverse portfolio.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from offerings of our common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC tax treatment we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.
RISKS RELATED TO OUR INVESTMENTS
Our investments may be risky, and we could lose all or part of our investment.
Senior Secured Loans. When the Company makes a senior secured loan to a portfolio company, it will generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which could help mitigate the risk that the Company will not be repaid. However, there is a risk that the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, the Company’s lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies.
Second Lien, or Other Subordinated Loans or Debt. The Company may invest in second lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Issuers of subordinated debt obligations may be highly leveraged and may not have available to them more traditional sources of financing. During an economic downturn or a sustained period of rising interest rates, such issuers may be more likely to experience financial stress and may be unable to meet their obligations. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Adviser’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists.

Unsecured Loans or Debt. The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.
Middle Market Companies. The Company will invest in the debt obligations or securities of middle market and/or less well-established companies. While middle market companies may have potential for rapid growth, they often involve higher risks. Middle market companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. Middle market companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Less publicly available information may be available about these companies and they may not be subject to the financial and other reporting requirements applicable to public companies. They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on the Company. Middle market companies may also have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. They may also have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity. Middle market loans may also be subject to greater illiquidity if they are privately negotiated or syndicated in comparison to publicly traded instruments or, if such instruments are publicly traded, there may be smaller relative trading volumes.
Investments in Privately Held Companies. While not a primary strategy of the Company, the Company may acquire controlling or minority equity stakes in privately held companies, which may occur, among other ways, by reason of converting debt into equity. The success of the Company’s investments in privately held companies that it controls will depend in part on the Adviser’s ability to develop plans and strategies to exploit new business opportunities for such companies as well as the Adviser’s ability to restructure and effect improvements in the operations of such companies. The activity of developing such plans and strategies and of identifying and implementing operational improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Company will be able to successfully identify and implement such plans, strategies or improvements. To the extent that the Company owns a controlling stake in, or is deemed an affiliate of, a particular company, it may also be subject to certain additional bankruptcy or securities laws restrictions that could affect both the liquidity of the Company’s interest and the Company’s ability to liquidate its interest without adversely impacting the price thereof, including insider trading restrictions, the affiliate sale restrictions of Rule 144 of the Securities Act and the disclosure requirements of Sections 13 and 16 of the Exchange Act. The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to the Company. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding.
The success of the Company’s investments in minority equity stakes of privately held companies will depend in part on the performance and abilities of such companies’ controlling shareholders. Because the Company will not control such companies, the Company’s ability to exit from such investments may be limited. Additionally, the Company is likely to have a reduced ability to influence management of such companies. The Adviser may also have disagreements with controlling shareholders over the strategy and operations of such companies. As a result of the foregoing, the Company’s equity investments in such companies may perform poorly.
Bank Loans. The Company may invest a portion of its investments in loans originated by banks and other financial institutions. The loans in which the Company invests may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity, that current levels of liquidity will persist and that the market will not experience periods of significant illiquidity in the future. In addition, the Company may make investments in stressed or distressed bank loans which are often less liquid than performing bank loans.

The Company may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will assume the credit risk of both the borrower and the institution selling the participation. The settlement process for the purchase of bank loans can take several days and, in certain instances, several weeks longer than a bond trade. The longer a trade is outstanding between the counterparties, the higher the possible risk of additional operational and settlement issues and the potential for the Company’s counterparty to fail to perform.
Public Debt. In the event that the Company acquires fixed income securities and/or other instruments that are publicly traded, which may include securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated, the Company will be subject to certain inherent risks. Below investment grade securities, which are often referred to as "high yield," "speculative" or "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. In some circumstances, the Company may be unable to obtain financial covenants or other contractual rights, including management rights, that it might otherwise be able to obtain in making privately-negotiated debt investments. Moreover, the Company may not have the same access to information in connection with investments in public instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated debt investment.
Term Loans, Delayed Draw Term Loans, or Revolvers. The Company may invest in a variety of different types of debt, including but not limited to term loans, delayed draw term loans, bridge loans, and revolving loans. A term loan is a loan that has a specified repayment schedule. A delayed draw term loan is a loan that typically permits the borrower to withdraw predetermined portions of the total amount borrowed at certain times. A revolving credit facility differs from a delayed draw term loan in that as the borrower repays the loan, an amount equal to the repayment may be borrowed again during the term of the revolving credit facility. Delayed draw term loans and revolving credit facilities usually provide for floating or variable rates of interest. If the Company enters into or acquires a commitment with a borrower regarding a delayed draw term loan or a revolver, the Company will be obligated on one or more dates in the future to lend the borrower monies (up to an aggregate stated amount) if called upon to do so by the borrower. These commitments may have the effect of requiring the Company to increase its investment in a borrower at a time when it might not otherwise decide to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed draw term loans and revolvers may be subject to restrictions on transfer, and only limited opportunities may exist to resell such instruments. As a result, the Company may be unable to sell such investments at an opportune time or may have to resell them at less than fair market value.

Financially Troubled Companies. The Company may invest in the obligations of companies that are in weak financial condition, experiencing poor operating results, having substantial capital needs or negative net worth, or facing special competitive or product obsolescence problems, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Investments in such financially troubled companies involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. Among the risks inherent in investments in troubled entities is the fact that it frequently may be difficult to obtain information as to the true condition of such issuers. Loans issued by companies in bankruptcy are also highly risky, as there are a number of significant rights throughout the bankruptcy process, which may result in losses to the Company. Such investments may also be adversely affected by laws relating to, among other things, fraudulent transfers and other voidable transfers or payments, lender liability and the bankruptcy court’s power to disallow, reduce, subordinate or disenfranchise particular claims. Such companies’ securities may be considered speculative, and the ability of such companies to pay their debts on schedule could be affected by adverse interest rate movements, changes in the general economic climate, economic factors affecting a particular industry or specific developments within such companies. Additionally, the Company could invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders. There is no assurance that the Adviser or their affiliates will correctly evaluate the value of the assets underlying the securities or obligations purchased by the Company or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company may lose its entire investment, may be required to accept cash or securities with a value less than its original investment and/or may be required to accept payment over an extended period of time. Under such circumstances, the returns generated may not compensate the shareholders adequately for the risks assumed. In liquidation (both in and out of bankruptcy) and other forms of corporate reorganization, there exists the risk that the reorganization will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash or a new security the value of which will be less than the purchase price of the security in respect of which such distribution is made. In certain transactions, the Company may not be “hedged” against market fluctuations, or, in liquidation situations, may not accurately value the assets of the company being liquidated. This can result in losses, even if the proposed transaction is consummated.
High Yield Debt. The Company may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or which may be unrated but of comparable credit quality to obligations rated below investment-grade, and have greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and, therefore, it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities.
High yield debt is often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield debt has historically experienced greater default rates than has been the case for investment-grade securities. The Company may also invest in equity securities issued by entities with unrated or below investment-grade debt.
High yield debt may also be in the form of zero-coupon or deferred interest bonds, which are bonds which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. Such investments experience greater volatility in market value due to changes in the interest rates than bonds that that provide for regular payments of interest.

Levered Entities. The Company may make investments whose capital structures have significant leverage. Such investments are inherently more sensitive to declines in revenues and asset values and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the investments to adverse economic factors such as downturns in the economy or deterioration in the condition of the investment, its underlying assets or its industry. Additionally, depending on the level in the capital structure in which the Company acquires investments, the Company may be subject to a greater risk of loss than if it acquires securities higher in a capital structure.
Convertible Securities. The Company may invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles the holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged.
Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.
The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.
A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third-party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective.
Equity Securities. The Company may hold investments in equity securities. Equity securities may include common and preferred stocks and warrants, rights and equivalents. As with other investments that the Company may make, the value of equity securities held by the Company may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities or debt instruments. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Depending on the features of the particular security, holders of preferred stock may bear the risks disclosed herein regarding equity or fixed income securities. Dividends paid to equity holders may be suspended or cancelled at any time, and minority owners may have limited protections. In addition, if an issuer of equity securities in which the Company has invested sells additional shares of its equity securities, the Company’s interest in the issuer will be diluted and the value of the Company’s investment may decrease.
Warrants. The Company may hold warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit the Company’s ability to exercise the warrants or rights at such time, or in such quantities, as the Company would otherwise wish.

Covenant-Lite Loans. The Company may invest in covenant-lite loans, which contain limited, if any, financial covenants.  Generally, such loans either do not require the obligor to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the obligor to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans.  As a result, the Company’s exposure to different risks may be increased, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have such requirements and restrictions.
Cash and Other Investments. The Company may invest all or a portion of its assets in cash or cash items for investment purposes, pending other investments or as provision of margin for derivatives contracts. These cash items may include money market instruments such as negotiable or non-negotiable securities issued by or short-term deposits with the U.S. and non-U.S. governments and agencies or instrumentalities thereof, bankers’ acceptances, high quality commercial paper, repurchase agreements, bank certificates of deposit, and short-term debt securities of U.S. or non-U.S. issuers deemed to be creditworthy by the Adviser. The Company may also hold interests in investment vehicles that hold cash or cash items. While investments in cash items generally involve relatively low risk levels, they may produce lower than expected returns, and could result in losses. Investments in cash items and money market funds may also provide less liquidity than anticipated by the Company at the time of investment.
Our investments will be subject to interest rate risk.
“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.
Our debt investments will be subject to prepayment or refinancing risk.
The terms of loans in which the Company invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This could happen when there is a decline in interest rates, when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. To the extent early prepayments increase, they may have a material adverse effect on the Company’s investment objectives and profits. In addition, if the Company is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by the Company will decline as compared to the Adviser’s expectations.
The Company’s assets may include loans for which most or all of the principal is due at maturity. The ability of the obligor(s) under such loan to make such a large payment upon maturity could depend upon its ability to refinance the loan prior to maturity. The ability of an obligor to consummate a refinancing will be affected by many factors, including the availability of financing at acceptable rates to such obligor, the financial condition of such obligor, the marketability of the collateral (if any) securing such loan, the operating history of the obligor and related businesses, tax laws and prevailing general economic conditions. Additionally, middle-market or smaller obligors generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from more traditional sources, such as commercial banks. Consequently, such obligor may not have the ability to repay the loan at maturity and, unless it is able to refinance such loan, it could default in payment at maturity, which could result in losses to the Company and, indirectly, to the shareholders.

Significant numbers of obligors are expected to need to refinance their debt over the next few years, and significant numbers of collateralized loan obligation transactions (historically an important source of funding for loans) have reached or are close to reaching the end of their reinvestment periods or the final maturities of their own debt. As a result, there could be significant pressure on the ability of obligors to refinance their debt over the next few years unless a significant volume of new collateralized loan obligation transactions or other sources of funding develop. If such sources of funding do not develop, significant defaults in the Company’s assets could occur, and there could be downward pressure on the prices and markets for debt instruments, including assets held by the Company. In certain circumstances, it may be in the Company’s interests to participate in a refinance, including later in the life of the Company, however, the ability of the Company to so participate depends on availability of Company capital. In addition, other funds may participate in a refinancing, which may cause conflicts of interest, and there is no guarantee that such conflicts would be resolved in the interests of the Company. The Company may determine to restructure investments in a manner that would extend the maturity of such investments.
Our investments will generally be subject to credit risk.
“Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument, in which case the Company may lose some or all of its investment in that instrument, subject the Company to loss. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the companies to which the Company is invested and their ability to comply with their loan repayment obligations, or their ability to refinance such obligations.
In addition, credit ratings may be assigned by various credit rating agencies to loans or other debt instruments that may be acquired by the Company reflect only the views of those agencies. Explanations of the significance of ratings should be obtained from such credit rating agencies. No assurance can be given that ratings assigned will not be withdrawn or revised downward if, in the view of such credit rating agency, circumstances so warrant. Ratings may be wrong or ratings agencies may not adjust their ratings in real time.
We and our investments are subject to risks associated with non-U.S. investing.
Certain non-U.S. investments involve risks and special considerations not typically associated with U.S. investments, and investing outside the U.S. may involve greater risks than investing in the U.S. These risks include, but are not limited to: (i) less publicly available information; (ii) varying levels of governmental regulation and supervision; (iii) the difficulty of enforcing legal rights in a non-U.S. jurisdiction and uncertainties as to the status, interpretation and application of laws; (iv) different accounting, auditing and financial reporting standards, practices and requirements compared to those applicable to U.S. companies; (v) fluctuations in currency exchange rates; (vi) the risk of nationalization or expropriation of assets or confiscatory taxation; (vii) social, economic and political uncertainty, including war and revolution; (viii) dependence on exports and the corresponding importance of international trade; (ix) greater price fluctuations and market volatility, (x) less liquidity and smaller capitalization of securities markets; (xi) higher rates of inflation; (xii) controls on, and changes in controls on, non-U.S. investment and limitations on repatriation of invested capital and on the Company’s ability to exchange local currencies for U.S. dollars; (xiii) less extensive regulation of the securities markets; (xiv) longer settlement periods for securities transactions; and (xv) less developed corporate laws regarding fiduciary duties and the protection of investors. Non-U.S. markets may be smaller, less liquid, and subject to greater influence by adverse events generally affecting the market. Brokerage commissions and other transaction costs on securities exchanges in non-U.S. countries are generally higher than in the United States. Non-U.S. securities settlements may in some instances be subject to delays and related administrative uncertainties. In some countries there are restrictions on investments or investors such that the only practicable way for the Company to invest in such markets is by entering into swaps or other derivative transactions with its prime brokers or others. Such transactions involve counterparty risks which are not present in the case of direct investments and which may not be controllable by the Adviser.
Currency Exchange Risk. Investments or liabilities of the Company may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. The Company may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar. Changes in foreign currency exchange rates may also affect the value of dividends and interest earned, and the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors.

The Company is not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that the Company may implement. To the extent the Company enters into currency hedging operations, the Company may incur costs related to such hedging arrangements, which may be undertaken in exchange-traded or over-the-counter contexts, including futures, forwards, swaps, options and other instruments.
The lack of liquidity in our investments may adversely affect our business.
The lack of an established, liquid secondary market for the Company’s investments may have an adverse effect on the market value of the Company’s investments and on the Company’s ability to dispose of them. Additionally, the Company’s investments may be subject to certain transfer restrictions that would also contribute to illiquidity. Finally, Company assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens as a result of a significant macro-economic shock or for any other reason. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment held by the Company, it could dispose of such investment at the prevailing market price or the current valuation of the investment. A portion of the Company’s investments may consist of securities that are subject to restrictions on resale by the Company because they were acquired in a “private placement” transaction or because the Company is deemed to be an affiliate of the issuer of such securities. Generally, the Company will be able to sell such securities only under Rule 144 under the Securities Act, which permits limited sales under specified conditions, or pursuant to a registration statement under the Securities Act. When restricted securities are sold to the public, the Company may be deemed to be an underwriter or possibly a controlling person with respect thereto for the purposes of the Securities Act and be subject to liability as such under the Securities Act. In addition, the Company may, from time to time, possess material, non-public information about a borrower or issuer or the Company may be an affiliate of a borrower or an issuer. Such information or affiliation may limit the ability of the Company to buy and sell investments.
Due to the illiquid nature of the Company’s investments, the Company cannot predict with confidence what the exit strategy will ultimately be for any given position, or that one will definitely be available. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors.
Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock.
The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as LIBOR, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
In addition, because we will borrow to fund a portion of our investments, a portion of our net investment income will depend upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We may from time to time incur contingent liabilities in connection with an investment that may adversely affect the Company.
The Company may from time to time incur contingent liabilities in connection with an investment. For example, the Company may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn. If the borrower subsequently draws down on the facility, the Company will be obligated to fund the amounts due. There can be no assurance that the Company will adequately reserve for such contingent liabilities and that such liabilities will not have an adverse effect on the Company.
In connection with the disposition of the Company’s investment in a portfolio company, the Company may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of a business. The Company also may be required to indemnify the purchasers of the Company’s investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Company may establish reserves or escrows. In that regard, shareholders may be required to purchase shares of common stock pursuant to their Subscription Agreements in order to fund the Company’s obligations, including indemnity obligations.
We generally will not control our portfolio companies and may co-invest with third-parties.
We generally will not control our portfolio companies, even though we may have board representation or board observation rights, and debt agreements may contain certain restrictive covenants. As a result, the Company will be subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as debt investors. Due to the lack of liquidity for investments in non-traded companies, the Company may not be able to dispose of interests in its portfolio companies as readily as it would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of the Company’s portfolio holdings.
The Company may co-invest with third-parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third-party is not involved, including the possibility that a third-party co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to the investment objective of the Company. In addition, the Company may in certain circumstances be liable for actions of its third-party co-venturer or partner.
Investments in a portfolio company, whether debt, equity, or a combination thereof, may lead to receiving material non-public information or obtaining “control” of the target company. The ability to exit an investment where the Company has material non-public information or control could be limited and could result in a realized loss on the investment.
The Company may be provided with material non-public information that may restrict its ability to trade in the portfolio company’s securities or be subject to other limitations on trading. While the Company intends to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, the Company may trade in the portfolio company’s securities while engaged in the portfolio company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause the Company to incur significant legal fees and potential losses. As the Company will indemnify any person serving on a committee on its behalf for claims arising from the breaches of those obligations, indemnification payments could adversely affect the return on the Company’s investment in a portfolio company.
The Company may be subject to allegations of lender liability.
A number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company’s and its affiliates’ investments, the Company could be subject to claims from creditors of an obligor that the Company’s investments issued by such obligor should be equitably subordinated. The Company may make investments in which it would not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company’s investment could arise without the direct involvement of the Company.
The Company may be subject to risks due to borrower fraud.
There is a risk of material misrepresentation or omission on the part of the borrower. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company to perfect or effectuate a lien on any collateral securing the loan. The Company cannot guarantee the accuracy or completeness of representations made by and information provided by borrowers.
The Company is subject to U.S. federal and state and applicable foreign laws enacted for the protection of creditors.
Various U.S. federal and state and applicable foreign laws enacted for the protection of creditors may apply to the purchase of the Company’s investments, which constitute the primary assets of the Company, by virtue of the Company’s role as a creditor with respect to the borrowers under such investments. In general, if payments on an investment are voidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments, including shareholders.
The Company’s investment activities may subject us to the normal risks of becoming involved in litigation by third parties.
The Company’s investment activities subject it to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Company exercises control or significant influence over a company’s direction. The Company may also be subject to certain litigation and related risks associated with origination and servicing. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state attorneys general, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent the Company seeks to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, the Company will be subject to enhanced risks of litigation, regulatory actions and other proceedings. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce net assets.
RISKS RELATED TO DEBT FINANCING
We may enter into revolving credit facilities that contain various covenants which, if not complied with, could accelerate repayment under such credit facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.
The agreements governing certain financing arrangements that we may enter into are expected to require us and any of our special purpose financing subsidiaries party to such arrangements to comply with certain financial and operational covenants. These covenants would be expected to require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which will be beyond our and their control. In the event of deterioration in the capital markets and pricing levels, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objective. For example, the agreements governing a credit facility that we may enter into could require applicable special purpose vehicles (“SPVs”) to comply with certain operational covenants, including maintaining eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the credit facility, and a decline in the value of assets owned by the SPV could result in our being required to contribute additional assets to the SPV.

There can be no assurance that we and our subsidiaries could continue to comply with the covenants under any financing arrangements that we may enter into. Failure to comply with these covenants could result in a default. If we and our subsidiaries were unable to obtain a waiver from the debt holders, such a default could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions.
Because we expect to borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we intend to use leverage to partially finance our investments, through borrowing from banks and other lenders, investors will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $200.0 million in total assets, (ii) $100.0 million of debt outstanding, (iii) that the Company uses borrowings of 1.0x debt/equity ratio, (iv) a projected annual rate of interest on the borrowings of 2.5%, (v) $1.75 million in operating expenses, and (vi) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Company’s Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(24.25)%	(14.25)%	(4.25)%	5.75%	15.75%
Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, and our net asset value.
The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as LIBOR, so an increase in interest rates from their low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

In addition, because we intend to borrow to fund a portion of our investments, a portion of our net investment income will depend upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings are expected to have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
RISKS RELATING TO OUR CORPORATE STRUCTURE AND COMMON STOCK
Shares of our Common Stock will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, stockholders will have limited liquidity and may not receive a full return of their invested capital if they sell shares of our Common Stock.
Shares of our Common Stock are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. We intend to seek a liquidity event for our stockholders within four years following the end of the Initial Closing Period, provided that this period may be extended by up to two one-year extensions in the discretion of our Board of Directors. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our Board of Directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) a merger or another transaction approved by the Board of Directors in which the Company’s stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an IPO or an Exchange Listing of our Common Stock on a national securities exchange or (3) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation.
In making a determination of what type of liquidity event is in our best interests, our Board of Directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management requirements to become a perpetual life company and the potential for stockholder liquidity. If our shares are listed, we cannot assure a public trading market will develop.
Potential investors should also be aware that shares of publicly traded closed-end investment companies may trade at a discount to their NAV. If our Common Stock is eventually listed on a national exchange, we would not be able to predict whether our Common Stock would trade above, at or below NAV. This risk is separate and distinct from the risk that our NAV may decline.
We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult to sell shares of our Common Stock.
We intend to seek a potential liquidity event for our stockholders within four years following the end of the Initial Closing Period, provided that this period may be extended by up to two one-year extensions in the discretion of our Board of Directors. We expect that our Board of Directors, in the exercise of the requisite standard of care applicable to directors under Delaware law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in our best interests. A liquidity event could include (1) a merger or another transaction approved by the Board of Directors in which the Company’s stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an IPO or an Exchange Listing of our Common Stock on a national securities exchange or (3) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for shares will be limited. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of shares of common stock would generally be made on a pro rata basis (based on the number of shares of common stock put to us for repurchases), not on a first-come, first-served basis. There is no assurance that the Board of Directors will adopt a repurchase program at the end of the Drawdown Period or at all, and the Board of Directors may amend, suspend or terminate any such repurchase program at any time in its discretion.

Our stockholders may experience dilution in their ownership percentage, which could reduce the overall value of their investment.
Our stockholders do not have preemptive rights to any shares of common stock we issue in the future. To the extent that we issue additional equity interests at or below net asset value an existing stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of common stock and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares of our Common Stock.
Under the 1940 Act, we generally are prohibited from issuing or selling our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell shares of our Common Stock, or warrants, options, or rights to acquire shares of our Common Stock, at a price below the current net asset value of shares of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distribution, commission or discount). If we raise additional funds by issuing shares of our Common Stock or senior securities convertible into, or exchangeable for, shares of our Common Stock, then the percentage ownership of our stockholders at that time will decrease and existing stockholders will experience dilution.
Purchases of shares of our Common Stock pursuant to the Subscription Agreements will generally be made pro rata, in accordance with the remaining capital commitments of all investors. However, we may request capital contributions on a non-pro rata basis in accordance with the terms of the Subscription Agreements. To the extent an investor is required to purchase less than its pro rata share of a drawdown of investor capital commitments, such stockholder will experience dilution in their percentage ownership of the Company.
Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.
Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock in one or more series without stockholder approval. The Board of Directors has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption for each class or series of preferred stock.
Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act, including among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.
Provisions of the Delaware General Corporation Law and of our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of our Common Stock.
The Delaware General Corporation Law, as amended (the “DGCL”), contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board of Directors will adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our directors who are not “interested persons.” If our Board of Directors does not adopt, or adopts but later repeals such resolution exempting business combinations, or if our Board of Directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the net asset value of shares of our Common Stock.
U.S. FEDERAL INCOME TAX RISKS
We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.
To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We may be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities, gains from the sale of foreign currency, from other income derived with respect to our business of investing in such sources of income, and net income attributable to a qualified publicly traded partnership.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Even if we qualify as a RIC, we will be required to pay corporate-level U.S. federal income taxes on any income or capital gains that we do not distribute (or deemed to be distributed) to stockholders. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discounts and include such amounts, if any, in our annual taxable income, instead of upon disposition, as electing not to do so could potentially limit our ability to deduct interest expenses for tax purposes.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose.
If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Stockholders may receive shares of our Common Stock as distributions which could result in adverse tax consequences to stockholders.
In order to satisfy the Annual Distribution Requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our Common Stock instead of in cash, provided that stockholders have the right to elect to receive their distribution in cash. As long as a portion of such distribution is payable in cash (which portion can be as low as 20% based on certain rulings by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. If too many stockholders elect to receive their distributions in cash, each stockholder electing to receive his/her distribution in cash would receive a pro rata portion of his/her distribution in cash and the remaining portion of the distribution would be paid in shares of our Common Stock. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our Common Stock, and a stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock.
Stockholders may have current tax liability on distributions they elect to reinvest in our Common Stock but would not receive cash from such distributions to pay such tax liability.
Participants in our distribution reinvestment plan will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the fair market value of our common stock that they receive to the extent such amount was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of our Common Stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, stockholders will be taxed as though they received a distribution of some of our expenses and may be limited in the ability to deduct such expenses.
A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are not deductible after 2015 by individuals for before 2016. From 2026 and after, such expenses may be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income. Such expenses are not deductible by an individual for alternative minimum tax purposes. We do not anticipate that we will initially constitute a publicly offered regulated investment company although it is possible that we may qualify at some point in the future.
An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences.
Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. A “Non-U.S. stockholder” is a beneficial owner of shares of our Common Stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes). Among other things, a Non-U.S. stockholder, under certain circumstances, may be subject to withholding of U.S. federal income tax at a rate of 30.0% (or lower rate provided by an applicable treaty); required to file U.S. income taxes to receive a tax credit or tax refund of overpayments of taxes; subject to U.S. income tax at graduated rates or to a branch profits on our distributions; subject to certain reporting requirements, disclosure requirements, and withholding taxes under the Foreign Account Tax Compliance Act and other laws; and subject to certain rules regarding foreign tax credits. Non-U.S. persons should consult their tax advisors with respect to U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our shares.
GENERAL RISK FACTORS
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise. In December 2020, the United Kingdom reached the end of the transition period which followed its exit from the European Union on January 31, 2020. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, the fiscal, trade and foreign policies of foreign nations, such as China, North Korea and Iran, may have a severe impact on the worldwide and U.S. financial markets. In addition, the policies of the U.S. administration may impact, among other things, the U.S. and global economy and international trade and relation, among other areas, and the impact of such policies on us, are unclear at present. We do not know how long the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial condition.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity, and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Events beyond our control, including public health crises, could adversely impact our portfolio companies and our results of our operations.
Periods of market volatility have occurred and may in the future occur in response to pandemics or other events that are beyond our control. These types of events have impacted and could continue to impact our operating results and the operating results of our portfolio companies. COVID-19 emerged in December 2019 and has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global economic activity and has contributed to substantial instability in financial markets. In response, governmental authorities in affected jurisdictions, including the United States, have implemented drastic measures, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). COVID-19 has effectively resulted in the cessation of all “non-essential” business activities for a period of time. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders due to a resurgence of COVID-19 cases and the emergence of a more contagious strain of the virus.
The COVID-19 pandemic and the resulting economic dislocations have and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which impacts the valuation of our investments. Local, state and federal governmental authorities in the United States and around the world have imposed travel restrictions, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect as of the date of this Annual Report on Form 10-K. We will be impacted in the event that the operations of our Adviser or our portfolio companies (or any of their key personnel or service providers) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations. We are closely monitoring the developments of COVID-19 and continually assessing the potential impact on our business and the business of our portfolio companies, including the impact of the closures and restrictions described above. Depending on the duration and magnitude of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in impacted industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers.
Although it is impossible to predict the consequences of these governmental actions, it is clear that these types of events are impactful and will continue to impact us and our portfolio companies in the future. The effects of the COVID-19 pandemic may materially impact (i) the value of our investments and the performance of us and our portfolio companies, (ii) the ability of our portfolio companies to continue to satisfy loan covenants or make timely payments under loans provided by us, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations to our lenders on time or at all, or (iv) our ability to source, manage and achieve our investment objectives, all of which could adversely impact our portfolio companies and our results of operations.
Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.
The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, and, presently, COVID-19, have diverted resources and priorities towards the treatment of such diseases. We continually assess the potential impact of COVID-19 on our business and the business of our portfolio companies, including the effects described below.

Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including COVID-19, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.
Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.
Uncertainty with respect to the financial stability of the United States and several countries in the European Union (“EU”) could have a significant adverse effect on our business, financial condition and results of operations.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade of the U.S. long-term sovereign debt credit rating or a recession or economic slowdown in the U.S. In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. On August 2, 2019, the federal debt limit was suspended until July 2021. If, prior to such date, legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by The Standard & Poor Financial Services LLC's Rating Service or other rating agencies, and the U.S. Government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.
The discontinuation of LIBOR and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results of operations or financial condition.
The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited (“IBA”), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.

At this time, it is not possible to predict with complete certainty how the discontinuation of LIBOR will affect financial instruments that utilize LIBOR, whether SOFR or any other alternative reference rates will attain general acceptance in the financial markets, or the pace at which any such transition away from LIBOR and to any other reference rate may occur. The process of phasing out LIBOR or any further changes or reforms to the determination or supervision of LIBOR or alternative reference rates, may result in a sudden or prolonged increase or decrease in reported LIBOR or alternative reference rates, which could have an adverse impact on the market for or value of any securities, loans, derivatives and other financial obligations or extensions of credit indexed to LIBOR or such alternative reference rate that may be held by or due to us or on our overall financial condition or results of operations.
Additionally, the effect of changes or reforms to LIBOR may require us to engage in time-consuming renegotiations of any credit or similar agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and extend beyond 2021. We may need to renegotiate, among other provisions, the new reference rates to be used, the timing and frequency of determining rates and making interest payments and the methods for calculating or determining the interest rate adjustment. If agreements with portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value and liquidity of such investments. This could have an adverse effect on our overall financial condition or results of operations.
The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings. Therefore, portions of the distributions that we pay may represent a return of capital which will lower a stockholder’s tax basis in its shares and reduce the amount of funds we have for investment in targeted assets. A return of capital is a return of the initial investment in the Company rather than earnings or gains derived from our investment activities. We may not be able to pay distributions, and our distributions may not grow over time.
We intend to declare and pay distributions on a quarterly basis. We intend to pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time-to-time. We cannot assure stockholders that we will pay distributions in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our offerings of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of capital and will lower a stockholder’s tax basis in its shares. Distributions from the proceeds of our offerings of common stock or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. A return of capital is a return of the initial investment in the Company rather than earnings or gains derived from our investment activities.
Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our net asset value through increased net unrealized depreciation.
Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised a substantial portion of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or distortions in the future, which may cause pricing levels to decline similarly or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Adviser’s and its affiliates’ ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.
We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser. We also depend, to a significant extent, on our Adviser’s access to the investment professionals and the information and deal flow generated by such investment professionals in the course of its investment and portfolio management activities. Our Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s or its affiliates’ key professionals could have a materially adverse effect on our ability to achieve our investment objective. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Adviser or its affiliates or other companies advised by our Adviser and its affiliates could create adverse publicity and adversely affect us and our relationship with investment banks, business brokers, loan syndication and trading desks and other investment counterparties. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser’s or its affiliates’ investment professionals or their information and deal flow.
Because our business model depends, to a significant extent, upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
Our Adviser depends on its relationship with private equity firms, investment banks, business brokers, loan syndication and trading desks, and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We intend to compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of management and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and stockholder activism matters.
A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there are no readily available market quotations, at fair value, as determined by our Board of Directors. However, the majority of our investments are not expected to be publicly traded or actively traded on a secondary market. As a result, we will value these securities quarterly at fair value as determined in good faith by our Board of Directors.
The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in providing input to the Board of Directors in making this determination. We expect to value our securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Adviser and at such other times as may be required to comply with the requirements of the 1940 Act. Our Board of Directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause stockholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our stockholders may not agree or for purposes other than those contemplated at the time of our offering.
New or modified laws or regulations governing our operations may adversely affect our business.
We and our portfolio companies are subject to regulation at the U.S. local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Changes to or repeal of the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of our Adviser to other types of investments in which our Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
We are subject to risks related to corporate social responsibility.
There is increased public scrutiny related to environmental, social and governance (“ESG”) activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could negatively affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
We are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process requires us to incur significant additional expenses and diverts management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We may experience fluctuations in our quarterly results.
We may experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
Terrorist attacks, acts of war, natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition.
Terrorist attacks, acts of war, natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable. See “— Events beyond our control, including public health crises, could adversely impact our portfolio companies and our results of our operations.”

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
The U.S. capital markets have experienced significant volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are negatively impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.
Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto.
Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could harm our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a negative impact on our and certain of our portfolio companies’ operating results and the fair values of our debt and equity investments.
Future disruptions or instability in capital markets could negatively impact our ability to raise capital, and have a material adverse effect on our business, financial condition, and results of operations.
From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.
Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our consolidated financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, complies with the threshold set forth in the 1940 Act (currently at least 150% immediately after such borrowing). Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect the value of our common stock and our ability to pay dividends and other distributions.
We depend on the communications and information systems of our Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems, including due to (i) electrical or telecommunication outages, (ii) natural disasters such as earthquakes, tornadoes and hurricanes, (iii) disease outbreaks or pandemics, (iv) events arising from local or larger state political or social matters, including terrorist activities, and (v) cyberattacks could cause disruptions in our activities.
Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Adviser and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Adviser and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases such attacks and intrusions are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems caused by any breaches, including reputational harm, loss of revenues and litigation. In addition, a security breach or other significant disruption involving the information technology networks and related systems of our Adviser or any other party that provides us with services essential to our operations could:

•result in misstated financial reports, violations of loan covenants, missed reporting deadlines;

•affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a RIC;

•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•result in liability to us for claims by stockholders and third-parties;

•require significant management attention and resources to remedy any damages that result; or

•adversely impact our reputation among investors.

Although our Adviser and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Adviser and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
To the extent that our Adviser serves as a “joint bookrunner” in connection with the underwriting of a loan or other security to be acquired, it may be subject to underwriter liability under the federal securities laws. This liability can be managed principally through the exercise of due diligence regarding any such offering. In addition, if it acts as joint bookrunner for a loan or other securities offering and is not successful in syndicating the loan or offering, our Adviser may acquire a larger amount of the subject securities than it had planned, and it may be required to hold such loan or security for a longer period than it had anticipated.
It could be determined that our Adviser is serving as a joint bookrunner in connection with offerings of loans or other securities in connection with providing investment advisory services to us in connection with our ongoing operations and the management of our portfolio. A joint bookrunner is one of multiple lead managers of a securities issuance which syndicates the issuance of securities with other bookrunners and syndicate firms to lower the risk of selling the security for each syndicate member. In acting as a joint bookrunner, our Adviser may be required to perform due diligence on certain offerings before they are syndicated and sold, subjecting our Adviser to underwriter liabilities under federal securities laws in connection with the offer and sale of such securities. Furthermore, in leading an underwriting syndicate, our Adviser, in acting as a joint bookrunner, could be obligated to sell a large portion of an offering of securities should it be unable to put together a substantial enough underwriting syndicate, perhaps obligating it to hold such security for a longer period of time than it had originally anticipated. By being deemed a joint bookrunner, our Adviser would be obligated to perform duties for other lenders or investors while still managing our portfolio, thus reducing the amount of time it allocates to us and subjecting it to potential liabilities and financial obligations.
We could potentially be involved in litigation arising out of our operations in the normal course of business.
We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019. We believe that our current office facilities are adequate for our business as we intend to conduct it.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2020, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is currently no market for our securities, and we do not expect that a market for our shares will develop in the future. We are prohibited under the 1940 Act from selling our shares of Common Stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain stockholder approval. In connection with any issuance of shares of our Common Stock, our Board of Directors or a committee thereof will review the then current offering price per share against the current estimated net asset value per share to ensure that we were not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, was below our net asset value per share.
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2020:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	100
As of December 31, 2020, we issued 100 shares of Common Stock to BSP Fund Holdco (Debt Strategy) L.P., a wholly-owned subsidiary of Benefit Street Partners, in connection with the Conversion.
Distributions
To maintain our RIC qualification, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of: (1) 98% of our net ordinary income for the calendar year; (2) 98.2% of our capital gain in excess of capital loss for the calendar year; and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
Our Board of Directors intends to declare and pay distributions on a quarterly basis. We have a distribution reinvestment plan (the “DRIP”) pursuant to which we reinvest all cash dividends or distributions declared by our Board of Directors on behalf of investors who do not elect to receive their distributions in cash as described below (the “Participants”). As a result, if our Board of Directors declares a distributions, then stockholders who have not elected to “opt out” of the DRIP will have their distributions automatically reinvested in additional shares of our Common Stock at a price equal to NAV per share as estimated in good faith by us on the payment date. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board of Directors.
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes.
Sales of Unregistered Securities
The Company was formed on January 29, 2020 as a limited liability company. Effective September 23, 2020, the Company converted into a Delaware corporation. Immediately after the conversion, the Company sold 100 shares of its common stock, par value $0.001 per share, to BSP Fund Holdco (Debt Strategy) L.P., a wholly-owned subsidiary of Benefit Street Partners, at a price of $15.00 per share, which was paid in cash to the Company. The shares of Common Stock were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act.
We have entered into Subscription Agreements with a number of investors for the private placement of shares of Common Stock. Under the terms of the Subscription Agreements, investors are required to make capital contributions to purchase shares of our Common Stock at a price at least equal to the net asset value per share as determined within no more than 48 hours of share issuance up to the amount of their respective Capital Commitments on an as-needed basis as determined by us with at least 10 business days’ prior notice.

ITEM 6. SELECTED FINANCIAL DATA
The statement of operations data, per share data, and statement of assets and liabilities data as of and for the period from January 29, 2020 (date of inception) to December 31, 2020 are derived from our audited financial statements which are filed with the SEC. This selected financial data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

As of and for the period from January 29, 2020 (date of inception) to December 31, 2020
Statement of Operations Data:
Total investment income	$—
Total expenses	413,515
Net loss	(413,515)
Net decrease in net assets resulting from operations	$(413,515)
Per Share Data:
Net loss	$(4,135)
Net decrease in net assets resulting from operations	$(4,135)
Distributions declared	$—
Statement of Assets and Liabilities Data:
Total assets	$604,628
Total liabilities	$1,016,643
Total net assets	$(412,015)
Other Data:
Number of portfolio company investments at year end	—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Capital Corporation (including, for periods prior the Conversion, Franklin BSP Capital L.L.C., a Delaware limited liability company, the "Company," "FBCC," "we," “us,” or "our") and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, Franklin BSP Capital Adviser L.L.C. (the “Adviser”).
Forward Looking Statements
This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies, or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.
Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•the impact of the COVID-19 pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•the impact that the discontinuation of LIBOR and the transition to new reference rates could have on the value of any LIBOR-indexed portfolio investments we may hold and the cost of borrowing under any credit facilities we may enter into;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our contractual arrangements and relationships with third parties;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•our repurchase of shares;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability to qualify and maintain our qualifications as a RIC and a BDC;
•the timing, form, and amount of any distributions;
•the impact of fluctuations in interest rates on our business;
•the valuation of any investments in portfolio companies, particularly those having no liquid trading market;
•the impact of changes to generally accepted accounting principles;
•the impact of changes to tax legislation and, generally, our tax position;

•the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments; and
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals.
Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC, and intends to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC under the Code. We are managed by the Adviser. The Adviser is an affiliate of Benefit Street Partners. Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. See “Item 1. Business — Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of capital commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. As of December 31, 2020, investors had made aggregate capital commitments to purchase Common Stock of $136.0 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the Company’s private placement are expected to occur, from time to time, during the Initial Closing Period, provided that the Board of Directors may extend the Initial Closing Period in its sole discretion. After the Initial Closing Period, the Company may permit one or more additional closings with the approval of the Board of Directors. See “Item 1. Business — Private Placement.”
Investments
We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. As of December 31, 2020, we had not yet commenced investment operations and did not hold any investments in portfolio companies.
Expenses
We will bear all out-of-pocket costs and expenses of our operations and transactions, including, but not limited to:
•expenses incurred by the Adviser and payable to third parties, including agents, consultants and other advisors, in monitoring the financial and legal affairs of the Company, news and quotation subscriptions, and market or industry research expenses;
•the cost of calculating the Company’s net asset value; the cost of effecting sales and repurchases of shares of our Common Stock and other securities;
•management and incentive fees payable pursuant to the Investment Advisory Agreement; fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, making investments, and, if necessary, enforcing its rights, and valuing investments (including third-party valuation firms);

•expenses related to consummated or unconsummated investments, including dead deal or broken deal expenses; rating agency expenses; fees to arrange debt financings for the Company;
•distributions on the Company’s shares; administration fees payable under the Administration Agreement;
•the allocated costs incurred by the Administrator in providing managerial assistance to those portfolio companies that request it; transfer agent and custodial fees; fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events); accounting, audit and tax preparation expenses;
•federal and state registration fees; any exchange listing fees; federal, state, local, and other taxes;
•costs and expenses incurred in relation to compliance with applicable laws and regulations and the operation and administration of the Company generally;
•independent directors’ fees and expenses;
•brokerage commissions; costs of proxy statements, stockholders’ reports and notices; costs of preparing government filings, including periodic and current reports with the SEC; the Company’s fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; indemnification payments;
•expenses relating to the development and maintenance of the Company’s website, if any; other operations and technology costs;
•direct costs and expenses of administration, including printing, mailing, copying, telephone, fees of independent accountants and outside legal costs; and
•all other expenses incurred by the Company or the Administrator in connection with administering the Company’s business, including, but not limited to, payments under the Administration Agreement based upon the Company’s allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of the Company’s chief compliance officer and chief financial officer and their respective staffs, including operations and tax professionals and administrative staff who provide support services in respect of the Company.
Financial Condition, Liquidity and Capital Resources
We intend to generate cash primarily from the net proceeds of any offering of shares of our Common Stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the private placement. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

Recent Developments
On December 22, 2020, the Company delivered a Drawdown Notice to investors relating to the sale of 1,333,333 shares of Common Stock for an aggregate offering price of $20.0 million. The shares of Common Stock were issued on January 7, 2021. On February 25, 2021, the Company delivered an additional Drawdown Notice to investors relating to the sale of 1,333,333 shares of Common Stock for an aggregate offering price of $20.0 million. The shares of Common Stock were issued on March 11, 2021.
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month maturity London Interbank Offered Rate (“LIBOR”), with a LIBOR floor of 0.00%, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement.

Taxation as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to state, local, and foreign taxes.
Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on December 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

Related Party Transactions and Agreements
Investment Advisory Agreement
We entered into an Investment Advisory Agreement, dated as of September 23, 2020, which was approved by our Board of Directors and our sole stockholder for a two year term, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours, including Business Development Corporation of America, a business development company advised by an affiliate of the Adviser. The Adviser and its affiliates also serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. For the period ended December 31, 2020, no management fee or incentive fees were accrued or paid to the Adviser.
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the period ended December 31, 2020, the Company did not incur any administrative service fees under the Administration Agreement.
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC has granted exemptive relief to affiliates of the Adviser that allows us to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. We are continually exploring forms of debt financing which could include credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital.
Contractual Obligations
As of December 31, 2020, we did not have any long-term contractual obligations to disclose.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2020, the Company did not have any unfunded commitments as it had not yet commenced investing operations. We intend to maintain sufficient cash on hand and available borrowing capacity to fund any unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.
While our significant accounting policies are also described in Note 2 of notes to our financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our financial statements.
Valuation of Portfolio Investments
Portfolio investments are reported on the statements of assets and liabilities at fair value. On a quarterly basis we perform an analysis of each investment to determine fair value as follows:
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, we use the quote obtained.
Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of our measurement date.
As part of our quarterly valuation process the Adviser may be assisted by one or more independent valuation firms engaged by us. The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the independent valuation firm(s) (to the extent applicable).
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our Board of Directors;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable) and the audit committee of the Board of Directors.

Because there is not a readily available market value for most of the investments in its portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Gains or losses on the sale of investments are calculated using the specific identification method. We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Revenue Recognition
Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and amortization of premium on investments.
Other Income
Fee income, such as structuring fees, origination, closing, amendment fees, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned, either upfront or amortized into income. Upon the payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.

Organization and Offering Expenses
We will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of our Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, we will reimburse the Adviser for the organizational and offering costs it incurs on our behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. In general, we may not deduct organizational expenses, and an election may be made by us to amortize organizational expenses over at least a 180-month period for tax purposes. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.
U.S. Federal Income Taxes
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and to qualify annually as a RIC. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”
Contractual Obligations
As of December 31, 2020, we had not commenced investing operations and did not have any significant contractual payment obligations. On September 3, 2020, we entered into a placement agent agreement (the “Placement Agent Agreement”) with Foreside Fund Services, LLC (the “Placement Agent”). Under the terms of the Placement Agent Agreement, the Placement Agent will assist in the placement of shares of our Common Stock offered in accordance with a sub-placement agent agreement. The Adviser and the Placement Agent have entered into a services agreement pursuant to which the Adviser compensates the Placement Agent for certain services provided by the Placement Agent. We are not liable for any payments to the Placement Agent pursuant to the Placement Agent Agreement.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. We expect our market risk will arise primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements, subject to the requirements of the 1940 Act, in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We would not hold or issue these derivative contracts for trading or speculative purposes.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements are annexed to this Annual Report beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that:
1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;

2.Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a Code of Business Conduct and Ethics which contains a Statement on the Prohibition of Insider Trading that applies to directors, officers, and employees. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics in a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).
a.Financial Statements
See the Index to the Financial Statements at page F-1 of this report.
b.Exhibits

Exhibit No.	Description

3.1
Form of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed herewith).

4.1	Description of Securities (filed herewith).

10.1
Form of Investment Advisory Agreement (previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.2
Form of Waiver Letter Agreement to the Investment Advisory Agreement (previously filed as Exhibit 10.2 the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56205) filed on November 18, 2020 and incorporated herein by reference).

10.3
Form of Administration Agreement (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.4	Form of Custody Agreement (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.5
Form of Indemnification Agreement (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.6
Form of Distribution Reinvestment Plan (previously filed as Exhibit 10.6 the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56205) filed on November 18, 2020 and incorporated herein by reference).

10.7
Form of Subscription Agreement (previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics (filed herewith).

31.1
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32
Written statement of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March 2021.

FRANKLIN BSP CAPITAL CORPORATION

By:
/s/ Richard J. Byrne
Name: Richard J. Byrne

Title: Chief Executive Officer, President and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2021

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2021

/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 29, 2021

/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 29, 2021

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 29, 2021

/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 29, 2021

/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 29, 2021

Franklin BSP Capital Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors of
Franklin BSP Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Franklin BSP Capital Corporation (the “Company”), as of December 31, 2020, and the related statements of operations and changes in net assets for the period from January 29, 2020 (date of inception) to December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and changes in its net assets for the period from January 29, 2020 (date of inception) to December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 29, 2021

Franklin BSP Capital Corporation
Statement of Assets and Liabilities

	December 31, 2020

Assets:
Cash and cash equivalents	$1,500
Deferred offering costs (See Note 2)	603,128
Total assets	$604,628

Liabilities:
Due to affiliate (See Note 3)	1,016,643
Total liabilities	1,016,643
Commitments and contingencies (See Note 4)

Net Assets:
Preferred stock, $0.001 par value, 50,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 100 shares issued and outstanding	0	(1)
Additional paid in capital	1,500
Accumulated net loss	(413,515)
Total net assets	(412,015)

Total liabilities and net assets	$604,628

Net asset value per share	$(4,120)
(1) Less than $1.
The accompanying notes are an integral part of these financial statements.

Franklin BSP Capital Corporation
Statement of Operations

For the period from January 29, 2020 (date of inception) to December 31, 2020

Income:	$—
Total income	—

Expenses:
Organization costs (See Note 2)	296,678
Professional services fees	116,837
Total expenses	413,515

Net loss	(413,515)

Net decrease in net assets resulting from operations	$(413,515)
The accompanying notes are an integral part of these financial statements.

Franklin BSP Capital Corporation
Statement of Changes in Net Assets

For the period from January 29, 2020 (date of inception) to December 31, 2020
Operations:
Net loss	$(413,515)
Net decrease in net assets resulting from operations	(413,515)
Capital Share Transactions:
Issuance of common stock	1,500
Net increase in net assets from capital share transactions	1,500
Total decrease in net assets	(412,015)
Net assets at beginning of period	—
Net assets at end of period	$(412,015)

Net asset value per common share attributable to Franklin BSP Capital Corporation	$(4,120)
Common shares outstanding at end of period	100
The accompanying notes are an integral part of these financial statements.

Franklin BSP Capital Corporation
Notes to Financial Statements
For the period ended December 31, 2020
Note 1 - Organization
Franklin BSP Capital Corporation (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware limited liability company on January 29, 2020 and converted to a Delaware corporation on September 23, 2020 pursuant to which Franklin BSP Capital Corporation succeeded to the business of Franklin BSP Capital L.L.C.
The Company is managed by Franklin BSP Capital Adviser L.L.C. (the “Adviser”), a Delaware limited liability company and an affiliate of Benefit Street Partners L.L.C. (“Benefit Street Partners”). The Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
The Company’s investment objective is to generate both current income capital and capital appreciation through debt and equity investments. The Company intends to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. The Company defines middle market companies as those with annual revenues up to $1 billion, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions.
On October 1, 2020, BSP Fund Holdco (Debt Strategy) L.P., a wholly-owned subsidiary of Benefit Street Partners, purchased 100 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), which represented all of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $1,500. The shares of Common Stock were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies followed by the Company in the preparation of its financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Topic 946, Financial Services-Investment Companies.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of common shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. From the period January 29, 2020 (date of inception) to December 31, 2020, there have been no reimbursements from the Adviser.
Income Taxes
The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year's tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts.
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof.
Note 3 - Related Party Transactions
Investment Advisory Agreement
The Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser in which the Adviser, subject to the overall supervision of the Company’s board of directors (the “Board of Directors”), manages the day-to-day operations of, and provides investment advisory services to the Company. The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
Pursuant to the Investment Advisory Agreement, the Company will pay the Adviser a fee for investment advisory and management services consisting of two components - a base management fee (the “Management Fee”) and an incentive fee, which will consist of two components (together, the “Incentive Fee”).
There were no management fees or incentive fees incurred during the period from January 29, 2020 (date of inception) to December 31, 2020.
Due to Related Party
During the period from January 29, 2020 (date of inception) to December 31, 2020, the Company’s expenses were paid by a related party of the Adviser and will be reimbursed by the Company after the commencement of investment operations. This payable is included as a “Due to affiliate” on the Statement of Assets and Liabilities.

Note 4 - Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Indemnifications
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.
Note 5 - Capital
Investor Commitments
As of December 31, 2020, the Company had $136.0 million in total capital commitments from investors, all of which was unfunded. On December 22, 2020, the Company delivered its first Drawdown Notice to investors for an aggregate amount of $20.0 million in exchange for 1,333,333 shares of the Company’s common stock. The shares were issued on January 7, 2021. On February 25, 2021, the Company delivered an additional Drawdown Notice to investors for an aggregate amount of $20.0 million in exchange for 1,333,333 shares of the Company’s common stock. The shares were issued on March 11, 2021.
Note 6 - Common Stock
The following table reflects the net assets activity for the period from January 29 (date of inception) to December 31, 2020:

	Common stock - shares	Common stock - par		Additional paid in capital	Accumulated net loss	Total net assets
Balance as of January 29, 2020 (date of inception)	$—	$—		$—	$—	$—
Net loss	—	—		—	(413,515)	(413,515)
Issuance of common stock, net of issuance costs	100	0	(1)	1,500	—	1,500
Balance as of December 31, 2020	100	0	(1)	1,500	(413,515)	(412,015)
(1) Less than $1.

Note 7 - Subsequent Events
In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month maturity London Interbank Offered Rate (“LIBOR”), with a LIBOR floor of 0.00%, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement.