Form 10-Q
period 2021-03-31
Franklin BSP Capital Corp
filed 2021-05-13
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01360
FRANKLIN BSP CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2950084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 49th Floor, Suite 4920 New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 11, 2021 was 2,666,765.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED March 31, 2021

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Investments, at fair value:
Affiliate Investments, at fair value (amortized cost of $1,054,and $0, respectively)	$1,176	$—
Non-affiliate Investments, at fair value (amortized cost of $34,813 and $0, respectively)	35,094	—
Investments, at fair value (amortized cost of $35,867 and $0, respectively)	36,270	—
Cash and cash equivalents	42,231	2
Deferred offering costs	464	603
Interest receivable	67	—
Receivable for unsettled trades	18	—
Capital call receivable	140	—
Prepaid expenses and other assets	3,211	—
Total assets	$82,401	$605

Liabilities:
Debt (net of deferred financing costs of $1,108 and $0, respectively)	$28,892	$—
Management fees payable	59	—
Accounts payable and accrued expenses	600	—
Payable for unsettled trades	12,574	—
Interest and debt fees payable	25	—
Due to affiliate	900	1,017
Directors' fees payable	92	—
Total liabilities	43,142	1,017
Commitments and Contingencies (Note 6)

Net Assets:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 2,666,765 issued, and outstanding at March 31, 2021, and 100 issued, and outstanding at December 31, 2020	3	0 (1)
Additional paid in capital	39,999	2
Total distributable loss	(743)	(414)
Total net assets	39,259	(412)
Total liabilities and net assets	$82,401	$605

Net asset value per share	$14.72	$(4,120.15)
(1) Less than $1.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

For the three months ended March 31, 2021

Investment income:
From affiliate investments
Interest income	$22
Total investment income from affiliate investments	22
From non-affiliate investments
Interest income	119
Fee and other income	1
Total investment income from non-affiliate investments	120
Total investment income	142
Operating expenses:
Management fees	59
Interest and debt fees	38
Professional fees	240
Other general and administrative	226
Amortization of offering costs	139
Administrative services	25
Directors' fees	92
Total expenses	819
Net investment loss before income taxes	(677)
Income tax expense, including excise tax	55
Net investment loss	(732)

Realized and unrealized gain (loss):
Net realized gain (loss)
Affiliate investments	—
Non-affiliate investments	—
Total net realized gain (loss)	—
Net change in unrealized appreciation on investments
Affiliate investments	122
Non-affiliate investments	281
Total net change in unrealized appreciation on investments	403
Net realized and unrealized gain	403

Net decrease in net assets resulting from operations	$(329)

Per share information - basic and diluted
Net investment loss	$(0.48)
Net decrease in net assets resulting from operations	$(0.22)
Weighted average shares outstanding	1,526,025
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

For the three months ended March 31, 2021
Operations:
Net investment loss	$(732)
Net realized gain (loss) from investments	—
Net change in unrealized appreciation on investments	403
Net decrease in net assets resulting from operations	(329)
Capital share transactions:
Issuance of common stock, net of issuance costs	40,000
Net increase in net assets from capital share transactions	40,000
Total increase in net assets	39,671
Net assets at beginning of period	(412)
Net assets at end of period	$39,259

Net asset value per common share	$14.72
Common shares outstanding at end of period	2,666,765
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(Unaudited)

For the three months ended March 31, 2021
Operating activities
Net decrease in net assets resulting from operations	$(329)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Payment-in-kind interest income	(6)
Net accretion of discount on investments	(8)
Amortization of deferred financing costs	12
Sales and repayments of investments	18
Purchases of investments	(35,871)
Net realized (gain) loss from investments	—
Net change in unrealized appreciation on investments	(403)
(Increase) decrease in operating assets:
Interest receivable	(67)
Receivable for unsettled trades	(18)
Prepaid expenses and other assets	(3,211)
Increase (decrease) in operating liabilities:
Management fees payable	59
Accounts payable and accrued expenses	600
Payable for unsettled trades	12,574
Interest and debt fees payable	25
Due to affiliate	(117)
Directors' fees payable	92
Net cash used in operating activities	(26,650)

Financing activities
Proceeds from issuance of shares of common stock	40,000
Capital call receivable	(140)
Decrease in deferred offering costs	139
Proceeds from debt	30,000
Payments of financing costs	(1,120)
Net cash provided by financing activities	68,879

Net increase in cash and cash equivalents	42,229
Cash and cash equivalents, beginning of period	2
Cash and cash equivalents, end of period	$42,231
Supplemental information:
Taxes, including excise tax, paid during the period	$55
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 76.4% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$4,130	$4,049	$4,049	10.3%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+5.50% (6.50%), 1/29/2026	2,097	2,055	2,055	5.2%
Enviva Holdings, LP (a) (c) (h)	Utilities	L+5.50% (6.50%), 2/17/2026	3,922	3,883	3,883	9.9%
Gordian Medical, Inc. (h)	Healthcare	L+6.25% (7.00%), 1/31/2027	4,188	4,062	4,125	10.5%
Jakks Pacific, Inc. (c) (j)	Consumer	10.50%, 2.50% PIK, 2/9/2023	488	463	488	1.2%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+4.75% (5.50%), 3/20/2028	4,136	4,115	4,115	10.5%
Pilot Air Freight, LLC (c) (h)	Transportation	L+4.75% (5.75%), 7/25/2024	3,196	3,148	3,148	8.0%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	4,997	4,948	4,948	12.6%
TSL Engineered Products, LLC (c) (h)	Industrials	L+4.75% (5.50%), 1/7/2028	3,222	3,190	3,190	8.1%
Subtotal Senior Secured First Lien Debt				$29,913	$30,001	76.4%

Senior Secured Second Lien Debt - 14.2% (b)
RealPage, Inc. (a) (h)	Software/Services	L+6.50% (7.25%), 2/18/2029	$5,445	$5,363	$5,581	14.2%
Subtotal Senior Secured Second Lien Debt				$5,363	$5,581	14.2%

Subordinated Debt- 1.5% (b)
Jakks Pacific, Inc. (c) (j)	Consumer	6.00%, 2.75% PIK, 7/3/2023	$638	$590	$590	1.5%
Subtotal Subordinated Debt				$590	$590	1.5%

Equity/Other - 0.3% (b) (d)
Jakks Pacific, Inc. (c) (e) (j)	Consumer		783	$1	$98	0.3%
Subtotal Equity/Other				$1	$98	0.3%

Total Investments- 92.4%				$35,867	$36,270	92.4%
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 88.4% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets as of March 31, 2021.
(c)    The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)    All amounts are in thousands except share amounts.
(e)    Non-income producing at March 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

(f)    The Company has various unfunded commitments to portfolio companies. Please refer to Note 6 - Commitments and Contingencies for details of these unfunded commitments.
(g)    Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.
(h)    The Company's investment or a portion thereof is pledged as collateral under the MS Credit Facility (as defined in Note 5).
(i)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(j)    The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2021:

	At March 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Software/Services	$9,630	26.6%
Industrials	7,305	20.1
Paper & Packaging	4,948	13.6
Healthcare	4,125	11.4
Utilities	3,883	10.7
Consumer	3,231	8.9
Transportation	3,148	8.7
Total	$36,270	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Note 1 - Organization
Franklin BSP Capital Corporation (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware limited liability company on January 29, 2020 and converted to a Delaware corporation on September 23, 2020 pursuant to which Franklin BSP Capital Corporation succeeded to the business of Franklin BSP Capital L.L.C. The Company commenced investment operations on January 7, 2021.
The Company is managed by Franklin BSP Capital Adviser L.L.C. (the “Adviser”), a Delaware limited liability company and an affiliate of Benefit Street Partners L.L.C. (“Benefit Street Partners”) pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). The Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
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
The Company is conducting a private placement of shares of its common stock, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Each investor in the private placement will make a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors will be required to make capital contributions to purchase shares of Common Stock (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which will be delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies followed by the Company in the preparation of its financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Codification (“ASC”) Topic 946- Financial Services-Investment Companies.
We have also formed and expect to continue to form consolidated subsidiaries (the "Consolidated Holding Companies"). The Company consolidates the following subsidiary for accounting purposes: FBCC Lending I, LLC, and the Consolidated Holding Companies. All intercompany balances and transactions have been eliminated in consolidation.
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2021.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates.
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements.
Valuation of Portfolio Investments
Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis, the Company performs an analysis of each investment to determine fair value as follows:
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined to be readily available, the Company uses the quote obtained.
Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by the Company's board of directors (the “Board of Directors”) or as noted below, with respect to investments in an investment fund;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by its Board of Directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of common shares of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations.
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2021, there have been no reimbursements from the Adviser.
Deferred Financing Costs
Financing costs incurred in connection with the Company’s revolving credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Revenue Recognition
Interest Income
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
Fee Income
Fee income, such as structuring fees, origination, closing, amendment fees, commitment, termination, and other upfront fees are generally non-recurring and are recognized as income when earned, either upon receipt or amortized into income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment, and other upfront fees are recorded as income.
Payment-in-Kind Interest/Dividends
The Company holds debt and equity investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest, which represent contractually deferred interest that add to the investment balance that is generally due at maturity, are recorded on the accrual basis to the extent such amounts are expected to be collected.
Non-accrual Income
Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
Net Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation
Gain or loss on the sale of investments is calculated using the specific identification method. The Company measures realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when a gain or loss is realized.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
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
Note 3 - Fair Value of Financial Instruments
The Company’s fair value measurements are classified into a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurement, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, if any, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:
•Level 1—Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
•Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board of Directors. Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as described below.
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, the Company uses the quote obtained.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
As part of the Company's quarterly valuation process, the Adviser may be assisted by one or more independent valuation firms engaged by the Company. The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the independent valuation firm(s) (to the extent applicable).

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of March 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$8,240	$21,761	$30,001
Senior Secured Second Lien Debt	—	5,581	—	5,581
Subordinated Debt	—	—	590	590
Equity/Other	—	—	98	98
Total	$—	$13,821	$22,449	$36,270
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021:

	Senior Secured First Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of December 31, 2020	$—	$—	$—	$—
Net change in unrealized appreciation on investments	25	—	97	122
Purchases and other adjustments to cost	21,754	590	1	22,345
Sales and repayments	(18)	—	—	(18)
Balance as of March 31, 2021	$21,761	$590	$98	$22,449
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$25	$—	$97	$122

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the three months ended March 31, 2021, there were no transfers between levels of the fair value hierarchy.
The composition of the Company’s investments as of March 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$29,913	$30,001	82.7%
Senior Secured Second Lien Debt	5,363	5,581	15.4
Subordinated Debt	590	590	1.6
Equity/Other	1	98	0.3
Totals	$35,867	$36,270	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (c)	$21,273	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt (b)	488	Discounted Cash Flow	Market Yield	10.50%	10.50%	10.50%
Subordinated Debt (b)(c)	590	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	98	Discounted Cash Flow	Market Yield	12.50%	12.50%	12.50%
Total	$22,449
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.
(c) This instrument(s) was held at cost.
There were no significant changes in valuation approach or technique as of March 31, 2021.
Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
Valuations of loans, corporate debt, and other debt obligations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analysis, which incorporate comparisons to other debt instruments for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis. The Company also considers the use of EBITDA multiples, revenue multiples, tangible net asset value multiples, TBV multiples, and other relevant multiples on its debt and equity investments to determine any credit gains or losses in certain instances. Increases or decreases in either of these inputs in isolation may result in a significantly lower or higher fair value measurement of the respective subject instrument.
As of March 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
Note 4 - Related Party Transactions
Investment Advisory Agreement
The Company entered into the Investment Advisory Agreement with the Adviser pursuant to which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company.
Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consisting of two components - a base management fee (the “Management Fee”) and an incentive fee, which consists of two components (together, the “Incentive Fee”).
Management Fee
The Management Fee is payable quarterly in arrears and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, where gross assets includes the total assets of the Company, including any borrowings for investment purposes.
Prior to a liquidity event, the Management Fee payable under the Investment Advisory Agreement will be calculated at an annual rate of 0.5% of the Company’s average gross assets. A “1iquidity event” is defined as any of: (1) a merger or another transaction approved by the Board of Directors in which the Company’s stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an initial public offering (“IPO”) or a listing (an “Exchange Listing”) of the Common Stock on a national securities exchange, or (3) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation.
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
As of March 31, 2021, $0.1 million was payable to the Adviser for management fees.
For the three months ended March 31, 2021, the Company incurred $0.1 million in Management Fees under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Incentive Fee
The Company will also pay the Adviser an Incentive Fee consisting of two parts, which are described below. Notwithstanding anything herein to the contrary, the Adviser will waive all Incentive Fees for the first twelve calendar quarters of operations of the Company.
The incentive fee consists of two parts. The first part is referred to as the “incentive fee on income” and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.
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
•100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 1.8175% in any calendar quarter (7.27% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of Pre- Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 1.8175% (7.27% annualized) in any calendar quarter; and
•For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.8175% (7.27% annualized), the incentive fee on income equals 17.5% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three months ended March 31, 2021, the Company did not incur incentive fees on income during operations under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on cumulative realized capital gains of the Company net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). Prior to a Liquidity Event, this fee equals 15% of the Company’s incentive fee capital gains, which equals realized capital gains of the Company on a cumulative basis from the date of the Company’s election to be regulated as a business development company, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations. Following a Liquidity Event, the incentive fee on capital gains during operations equals 17.5% of the Company’s incentive fee capital gains calculated as described above, on a cumulative basis from the date of the Company’s election to be regulated as a business development company. For the three months ended March 31, 2021, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of March 31, 2021, $0.2 million was payable to BSP under the administrative agreement.
For the three months ended March 31, 2021, the Company incurred $0.2 million in administrative service fees under the administrative agreement.
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted the Company exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company's stockholders and do not involve overreaching in respect of the Company or the Company's stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.
Due to Related Party
Prior to the commencement of operations on January 7, 2021, the Company's expenses were paid by a related party of the Adviser and will be reimbursed by the Company. This payable is included as a “Due to affiliate” on the Statement of Assets and Liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Note 5 - Borrowings
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement.
The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2021 was 2.45%. The average daily debt outstanding for the three months ended March 31, 2021 was $0.3 million. The maximum debt outstanding for the three months ended March 31, 2021 was $30.0 million.
The following table represents borrowings as of March 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$100,000	$30,000	$(1,108)	$28,892
Total		$100,000	$30,000	$(1,108)	$28,892

The following table represents interest and debt fees for the three months ended March 31, 2021:

	Three months ended March 31, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	L+2.25%	0.50%	$2	$12	$24
Total			$2	$12	$24
______________
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
At March 31, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at March 31, 2021	Fair Value at March 31, 2021
MS Credit Facility	3	$30,000	$30,000
Total		$30,000	$30,000
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2021, the Company had unfunded commitments on delayed draw term loans of $4.7 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of March 31, 2021, the Company's unfunded commitments consisted of the following:

March 31, 2021
Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	$3,783	$3,783
Pilot Air Freight, LLC	Senior Secured First Lien Debt	Delayed Draw	940	940
Total			$4,723	$4,723
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
Note 7 - Economic Dependency
Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Note 8 - Capital
Investor Commitments
As of March 31, 2021 and December 31, 2020, the Company had $542.4 million and $136.0 million, respectively, in Capital Commitments, of which $502.4 million and $136.0 million, respectively, were unfunded.
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received
For the three months ended March 31, 2021
January 7, 2021	1,333,333	$20,000
March 11, 2021	1,333,332	20,000
Total Capital Drawdowns	2,666,665	$40,000

Share Issue Date	Shares Issued	Net Proceeds Received
For the period ended December 31, 2020
October 1, 2020	100	$2
Total Capital Drawdowns	100	$2
On October 1, 2020, BSP Fund Holdco (Debt Strategy) L.P., a wholly-owned subsidiary of Benefit Street Partners, purchased 100 shares of Common Stock, which represented all of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $2. The shares of Common Stock were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Note 9 - Common Stock
The following table reflects the net assets activity for the three months ended March 31, 2021:

	Common stock - shares	Common stock - par		Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2020	100	$—	(1)	$2	$(414)	$(412)
Net investment loss	—	—		—	(732)	(732)
Net realized gain (loss) from investment transactions	—	—		—	—	—
Net change in unrealized appreciation on investments	—	—		—	403	403
Issuance of common stock, net of issuance costs	2,666,665	3		39,997	—	40,000
Balance as of March 31, 2021	2,666,765	$3		$39,999	$(743)	$39,259
—–—–—–—–—–
(1) Less than $1.
The Company has adopted a distribution reinvestment plan (the “DRIP”) pursuant to which all cash dividends or distributions (“Distributions”) declared by the Board of Directors are reinvested on behalf of investors who do not elect to receive their Distributions in cash (the “Participants”). As a result, if the Board of Directors declares a Distribution, then stockholders who have not elected to “opt out” of the DRIP will have their Distributions automatically reinvested in additional shares of the Company's common stock at a price equal to NAV per share as estimated in good faith by the Company on the payment date. The timing and amount of Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board of Directors.
Note 10 - Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share resulting from operations for the three months ended March 31, 2021.

For the three months ended March 31, 2021
Basic and diluted
Net decrease in net assets resulting from operations	$(329)
Weighted average common shares outstanding	1,526,025
Net decrease in net assets resulting from operations per share	$(0.22)

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Note 11 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the period from January 7, 2021 to March 31, 2021:

For the period from January 7, 2021 to March 31, 2021
Net asset value, beginning of period	$15.00

Results of operations (1)
Net investment loss	(0.48)
Net realized and unrealized gain on investments	0.26
Net decrease in net assets resulting from operations	(0.22)
Other (6)	(0.06)
Net asset value, end of period	$14.72

Shares outstanding at end of period	2,666,765
Total Return (3)	(1.86)%
Total net assets, end of period	$39,259

Ratio/Supplemental data:
Ratio of net investment loss to average net assets (2)	(16.59)%
Ratio of total expenses to average net assets (2) (5)	19.80%
Portfolio turnover rate (4)	0.05%
—–—–—–—–—–
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) Ratios are annualized.
(3) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(4) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.
(5) Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.
(6) Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of period end.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)
Note 12 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2021:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at March 31, 2021
Affiliate Investments
Jakks Pacific, Inc. 10.50%, 2.50% PIK, 2/9/2023 (3)	Senior Secured First Lien Debt	Consumer	$17	$—	$463	$—	$—	$25	$488
Jakks Pacific, Inc. 6.00%, 2.75% PIK, 7/3/2023 (3)	Subordinated Debt	Consumer	5	—	590	—	—	—	590
Jakks Pacific, Inc. (2) (3)	Equity/Other	Consumer	—	—	1	—	—	97	98
Total Affiliate Investments			$22	$—	$1,054	$—	$—	$122	$1,176
—–—–—–—–—–
* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.
** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.
(1) The principal amount and ownership detail are shown in the consolidated schedules of investments.
(2) Investment is non-income producing at March 31, 2021.
(3) The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements, except as set forth below.
On April 22, 2021, the Company entered into a revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility has a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders.
The MS Subscription Facility bears interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Subscription Facility. In addition, the Company will be subject to an unused commitment fee.
On April 30, 2021, the Company closed new capital commitments of $13.1 million which brings total Capital Commitments to $555.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Capital Corporation (including, for periods prior to September 23, 2020, the date on which we converted to a corporation, Franklin BSP Capital L.L.C., a Delaware limited liability company, the "Company," "FBCC," "we," “us,” or "our") and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, Franklin BSP Capital Adviser L.L.C. (the “Adviser”).
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
•the impact that the discontinuation of the London Interbank Offered Rate (“LIBOR”) and the transition to new reference rates could have on the value of any LIBOR-indexed portfolio investments we may hold and the cost of borrowing under any credit facilities we may enter into;
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
•the ability to qualify and maintain our qualifications as a regulated investment company (“RIC”) and a business development company (“BDC”);
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
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligations to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC, and intends to elect to be treated for U.S. federal income tax purposes, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). We are managed by the Adviser. The Adviser is an affiliate of Benefit Street Partners. Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2021, 98.1% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. As of March 31, 2021, investors had made aggregate capital commitments to purchase common stock of $542.4 million. At each closing of the private placement, each investor will make a capital commitment to purchase shares of common stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the Company’s private placement are expected to occur, from time to time, during the period ending on the first anniversary of our initial closing, provided that the Board of Directors may extend this initial closing period in its sole discretion. After this initial closing period, the Company may permit one or more additional closings with the approval of the Board of Directors.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At March 31, 2021
Investment Portfolio	$36,270
Net assets	39,259
Debt (net of deferred financing costs)	28,892
Net asset value per share	14.72

Portfolio Activity for the Three Months Ended March 31, 2021
Purchases during the period	35,871
Sales, repayments, and other exits during the period	18
Number of portfolio companies at end of period	10

Operating Results for the Three Months Ended March 31, 2021
Net investment loss per share	(0.48)
Net decrease in net assets resulting from operations per share	(0.22)
Net investment loss	(732)
Net realized and unrealized gain	403
Net decrease in net assets resulting from operations	(329)
Portfolio and Investment Activity
During the three months ended March 31, 2021, we made $35.9 million of investments in new portfolio companies and had $18.0 thousand in aggregate amount of sales and repayments, resulting in net investments of $35.9 million for the period. The total portfolio of debt investments at fair value consisted of 97.0% bearing variable interest rates and 3.0% bearing fixed interest rates.
Our portfolio composition, based on fair value at March 31, 2021 was as follows:

	March 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	82.7%	6.9%
Senior Secured Second Lien Debt	15.4	7.3
Subordinated Debt	1.6	10.1
Equity/Other	0.3	—
Totals	100.0%	7.0%
(1) Includes the effect of the amortization or accretion of loan premiums or discounts.
We commenced investment operations on January 7, 2021 and, as a result, did not have investments as of December 31, 2020.
Portfolio Asset Quality
Our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all debt investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors.

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
The weighted average risk rating of our investments based on fair value was 2.0 as of March 31, 2021. As of March 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
RESULTS OF OPERATIONS
Our operating results for the three months ended March 31, 2021 were as follows (dollars in thousands):

For the three months ended March 31, 2021
Total investment income	$142
Total expenses	819
Income tax expense, including excise tax	55
Net investment loss	$(732)
Investment Income
Investment income for the three months ended March 31, 2021 was driven by our deployment of capital since January 7, 2021 (commencement of operations) and an increasing invested balance.
Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2021 was as follows (dollars in thousands):

For the three months ended March 31, 2021
Management fees	$59
Interest and debt fees	38
Professional fees	240
Other general and administrative	226
Amortization of offering costs	139
Administrative services	25
Directors' fees	92
Total operating expenses	$819

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2021 were as follows (dollars in thousands):

For the three months ended March 31, 2021
Net realized gain (loss)
Affiliate Investments	$—
Non-affiliate investments	—
Total net realized gain (loss)	—
Net change in unrealized appreciation on investments
Affiliate Investments	122
Non-affiliate investments	281
Total net change in unrealized appreciation on investments	403
Net realized and unrealized gain	$403
Impact of COVID-19 Pandemic
The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others. The emergence of COVID-19 has created economic and financial disruptions that may affect, our business, financial condition, liquidity, and certain of our portfolio companies' results of operations and liquidity. The extent to which the COVID-19 pandemic will affect our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.
Given the unprecedented nature of the COVID-19 exigency and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of certain of our portfolio companies is evolving rapidly. We have been in frequent communication with management, as well as the private equity sponsors, of our portfolio companies in order to understand the impact of the COVID-19 pandemic on their particular businesses and assess their ability to meet their obligations. As a result of the business disruptions affecting certain of our portfolio companies, we may be required to adjust the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.
Recent Developments
On April 22, 2021, the Company entered into a revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility has a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders.
The MS Subscription Facility bears interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum.
On April 30, 2021, the Company closed new capital commitments of $13.1 million which brings total Capital Commitments to $555.5 million.

Liquidity and Capital Resources

We generate cash primarily from the net proceeds of the purchase of shares of our common stock from drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders.

As of March 31, 2021, we are party to the MS Credit Facility, as described in more detail in Note 5 - Borrowings.

As of March 31, 2021, we had $42.2 million of cash. In addition, we had $70.0 million of availability under the MS Credit Facility (subject to borrowing base availability) and had approximately $502.4 million of uncalled capital commitments to purchase shares of our common stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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
Related Party Transactions and Agreements
Investment Advisory Agreement
We entered into an Investment Advisory Agreement, dated as of September 23, 2020, which was approved by our Board of Directors and our sole stockholder for a two year term, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours, including Business Development Corporation of America, a business development company advised by an affiliate of the Adviser. Affiliates of the Adviser also serve as investment adviser or sub-adviser to private funds and registered open-end funds, and as an investment adviser to a public real estate investment trust. The Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. For the period ended March 31, 2021, $0.1 million of management fees and no incentive fees were accrued and paid to the advisor.

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the period ended March 31, 2021, the Company incurred $0.2 million in administrative service fees under the administrative agreement.

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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Morgan Stanley.
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the MS Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement.
MS Subscription Facility

On April 22, 2021, the Company entered into the MS Subscription Facility with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility has a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders.

The MS Subscription Facility bears interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$30,000		$—	$30,000	$—
Total		$—	$—	$30,000	$—
—–—–—–—–—–
(1) As of March 31, 2021, we had $70.0 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2021, we had unfunded commitments on delayed draw term loans of $4.7 million. We maintain sufficient cash on hand, unfunded commitments to purchase our common stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
Significant Accounting Estimates and Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.
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
Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.
Revenue Recognition

Interest Income
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

Organization and Offering Expenses
We will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of our Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, we will reimburse the Adviser for the organizational and offering costs it incurs on our behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. In general, we may not deduct organizational expenses, and an election may be made by us to amortize organizational expenses over at least a 180-month period for tax purposes. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of March 31, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.25% with a total carrying value (net of deferred financing costs) of $28.9 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 19 Basis Points	$(69)
(+) 50 Basis Points	$177
(+) 100 Basis Points	$353
(+) 200 Basis Points	$707

Because we may borrow money to make investments, our net investment income may be dependent on the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $148.5 million in total assets, (ii) a weighted average cost of funds of 2.45%, (iii) $100.0 million in debt outstanding (i.e., assumes that the full amount is available to us under our MS Credit Facility as of March 31, 2021), and (iv) $39.5 million in stockholders’ equity, and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Company’s Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(44.07)%	(25.15)%	(6.24)%	12.67%	31.59%
—–—–—–—–—–
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2021 total assets of at least 1.65%.
As of March 31, 2021, the Morgan Stanley Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, due March 15, 2025. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.2	Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 814-01360) filed on March 29, 2021 and incorporated herein by reference).

10.1
Loan and Servicing Agreement, dated as of March 15, 2021, by and among the Company, FBCC Lending I, LLC, Franklin BSP Capital Adviser L.L.C., Morgan Stanley Asset Funding, Inc., as administrative agent, and U.S. Bank National Association as collateral agent, account bank and collateral custodian (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01360) filed on March 17, 2021 and incorporated herein by reference).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 13, 2021

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 13, 2021