Form 10-Q
period 2021-06-30
Franklin BSP Capital Corp
filed 2021-08-11
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 10, 2021 was 7,644,873.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Investments, at fair value:
Non-affiliate Investments, at fair value (amortized cost of $171,523 and $0, respectively)	$172,981	$—
Investments, at fair value (amortized cost of $171,523 and $0, respectively)	172,981	—
Cash and cash equivalents	15,419	2
Deferred offering costs	313	603
Interest receivable	1,033	—
Receivable for unsettled trades	20,767	—
Capital call receivable	346	—
Prepaid expenses and other assets	41	—
Total assets	$210,900	$605

Liabilities:
Debt (net of deferred financing costs of $1,420 and $0, respectively)	$103,580	$—
Management fees payable	185	—
Accounts payable and accrued expenses	833	—
Payable for unsettled trades	15,227	—
Interest and debt fees payable	225	—
Other liabilities	473	1,017
Total liabilities	120,523	1,017
Commitments and Contingencies (Note 6)

Net Assets:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 shares authorized; 6,000,096 issued, and outstanding at June 30, 2021, and 100 issued, and outstanding at December 31, 2020	6	0 (1)
Additional paid in capital	89,996	2
Total distributable earnings (loss)	375	(414)
Total net assets	90,377	(412)
Total liabilities and net assets	$210,900	$605

Net asset value per share	$15.06	$(4,120.15)
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	Three months ended June 30,	Six months ended June 30,
	2021	2021
Investment income:
From non-affiliate investments
Interest income	$1,586	$1,727
Fee and other income	40	41
Total investment income from non-affiliate investments	1,626	1,768
Total investment income	1,626	1,768
Operating expenses:
Management fees	183	242
Incentive fee on capital gains	227	227
Interest and debt fees	624	662
Professional fees	336	576
Other general and administrative	168	394
Amortization of offering costs	151	290
Administrative services	35	60
Directors' fees	98	190
Total expenses before incentive fee waiver	1,822	2,641
Incentive fee waiver	(227)	(227)
Expenses, net of incentive fee waiver	1,595	2,414
Net investment income (loss) before income taxes	31	(646)
Income tax expense, including excise tax	22	77
Net investment income (loss)	9	(723)

Realized and unrealized gain (loss):
Net realized gain
Non-affiliate investments	54	54
Total net realized gain	54	54
Net change in unrealized appreciation on investments
Non-affiliate investments	1,055	1,458
Total net change in unrealized appreciation on investments	1,055	1,458
Net realized and unrealized gain	1,109	1,512

Net increase in net assets resulting from operations	$1,118	$789

Per share information - basic and diluted
Net investment income (loss)	$0.00	$(0.31)
Net increase in net assets resulting from operations	$0.35	$0.33
Weighted average shares outstanding	3,197,901	2,366,581

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

For the six months ended June 30,
2021
Operations:
Net investment loss	$(723)
Net realized gain from investments	54
Net change in unrealized appreciation on investments	1,458
Net increase in net assets resulting from operations	789
Capital share transactions:
Issuance of common stock, net of issuance costs	90,000
Net increase in net assets from capital share transactions	90,000
Total increase in net assets	90,789
Net assets at beginning of period	(412)
Net assets at end of period	$90,377

Net asset value per common share	$15.06
Common shares outstanding at end of period	6,000,096

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(Unaudited)

For the six months ended June 30,
2021
Operating activities
Net increase in net assets resulting from operations	$789
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Payment-in-kind interest income	(34)
Net accretion of discount on investments	(60)
Amortization of deferred financing costs	162
Amortization of deferred offering costs	290
Sales and repayments of investments	1,611
Purchases of investments	(172,986)
Net realized gain from investments	(54)
Net change in unrealized appreciation on investments	(1,458)
(Increase) decrease in operating assets:
Interest receivable	(1,033)
Receivable for unsettled trades	(20,767)
Prepaid expenses and other assets	(41)
Increase (decrease) in operating liabilities:
Management fees payable	185
Accounts payable and accrued expenses	833
Payable for unsettled trades	15,227
Interest and debt fees payable	225
Other liabilities	(544)
Net cash used in operating activities	(177,655)

Financing activities
Proceeds from issuance of shares of common stock	89,654
Proceeds from debt	105,000
Payments of financing costs	(1,582)
Net cash provided by financing activities	193,072

Net increase in cash and cash equivalents	15,417
Cash and cash equivalents, beginning of period	2
Cash and cash equivalents, end of period	$15,419
Supplemental information:
Interest paid during the period	$248
Taxes, including excise tax, paid during the period	$99

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 155.9% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$4,183	$4,104	$4,101	4.5%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	5,844	5,727	5,729	6.3%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (4.75%), 6/9/2028	2,070	2,065	2,071	2.3%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (4.25%), 6/30/2028	5,640	5,612	5,612	6.2%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	8,902	8,768	8,768	9.7%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+5.50% (6.50%), 1/29/2026	2,091	2,052	2,052	2.3%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+4.75% (5.75%), 1/29/2026	605	605	594	0.7%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	7,650	7,500	7,501	8.3%
Division Holding Corp. (h)	Business Services	L+4.75% (5.50%), 5/26/2028	3,789	3,752	3,780	4.2%
Enviva Holdings, LP (a) (h)	Utilities	L+5.50% (6.50%), 2/17/2026	3,852	3,815	3,871	4.3%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+3.75% (4.50%), 4/28/2028	3,619	3,538	3,610	4.0%
Gordian Medical, Inc. (h)	Healthcare	L+6.25% (7.00%), 1/31/2027	4,277	4,155	4,241	4.7%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,284	2.5%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	L+4.75% (5.50%), 3/20/2028	4,136	4,116	4,136	4.6%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	11,465	11,128	11,135	12.3%
Pilot Air Freight, LLC (c) (h)	Transportation	L+5.00% (6.00%), 7/25/2024	3,188	3,144	3,144	3.5%
Pilot Air Freight, LLC (c)	Transportation	L+5.00% (6.00%), 7/25/2024	150	150	148	0.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	7,499	7,354	7,355	8.1%
Relativity Oda, LLC (c) (h)	Software/Services	L+6.50% (8.50%) PIK, 5/12/2027	1,972	1,924	1,924	2.1%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+5.75% (6.75%), 10/19/2027	3,381	3,315	3,315	3.7%
SCIH Salt Holdings, Inc. (h)	Industrials	L+4.00% (4.75%), 3/16/2027	1,355	1,348	1,357	1.5%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	4,985	4,937	4,985	5.5%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	3,913	3,845	3,845	4.3%
Tecta America Corp. (h)	Industrials	L+4.25% (5.00%), 4/6/2028	3,920	3,881	3,925	4.3%
Therapy Brands Holdings, LLC (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	1,458	1,451	1,454	1.6%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	8,788	8,612	8,612	9.5%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	77	77	76	0.1%
Triple Lift, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 5/8/2028	9,754	9,563	9,563	10.6%
The accompanying notes are an integral part of these consolidated financial statements.

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
TSL Engineered Products, LLC (c) (h)	Industrials	L+4.75% (5.50%), 1/7/2028	$3,214	$3,183	$3,214	3.6%
Vensure Employer Services, Inc. (c) (h)	Business Services	L+4.75% (5.50%), 3/26/2027	2,405	2,370	2,370	2.6%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+6.00% (7.00%), 5/26/2026	3,735	3,661	3,662	4.0%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	12,745	12,491	12,491	13.8%
Subtotal Senior Secured First Lien Debt				$140,518	$140,925	155.9%

Senior Secured Second Lien Debt - 34.1% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+7.25% (8.00%), 6/11/2029	$6,010	$5,950	$5,950	6.6%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029	4,645	4,599	4,668	5.1%
Mercury Merger Sub, Inc. (h)	Business Services	L+6.50% (6.68%), 5/18/2029	5,015	4,965	4,965	5.5%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.43%), 6/8/2029	3,681	3,663	3,663	4.0%
RealPage, Inc. (c) (h)	Software/Services	L+6.50% (7.25%), 4/23/2029	5,445	5,363	5,581	6.2%
Tecta America Corp. (h)	Industrials	L+8.50% (9.25%), 4/6/2029	2,155	2,102	2,144	2.4%
Therapy Brands Holdings, LLC (h)	Healthcare	L+6.75% (7.50%), 5/18/2029	1,370	1,356	1,363	1.5%
USIC Holdings, Inc. (h)	Business Services	L+6.50% (7.25%), 5/14/2029	2,449	2,425	2,486	2.8%
Subtotal Senior Secured Second Lien Debt				$30,423	$30,820	34.1%

Subordinated Debt- 1.3% (b)
Jakks Pacific, Inc. (c)	Consumer	6.00%, 2.75% PIK, 8/31/2021	$622	$581	$1,133	1.3%
Subtotal Subordinated Debt				$581	$1,133	1.3%

Equity/Other - 0.1% (b) (d)
Jakks Pacific, Inc. (c) (e)	Consumer		783	$1	$103	0.1%
Subtotal Equity/Other				$1	$103	0.1%

Total Investments- 191.4% (b)				$171,523	$172,981	191.4%
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At June 30, 2021, qualifying assets represent 93.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets as of June 30, 2021.
(c)    The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)    All amounts are in thousands except share amounts.
(e)    Non-income producing at June 30, 2021.
(f)    The Company has various unfunded commitments to portfolio companies. Please refer to Note 6 - Commitments and Contingencies for details of these unfunded commitments.
(g)    All investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.
(h)    The Company's investment or a portion thereof is pledged as collateral under the MS Credit Facility (as defined in Note 5).
The accompanying notes are an integral part of these consolidated financial statements.

(i)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2021:

	At June 30, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$43,503	25.2%
Business Services	38,120	22.0%
Software/Services	32,187	18.6%
Industrials	20,375	11.8%
Food & Beverage	11,135	6.5%
Chemicals	8,021	4.6%
Paper & Packaging	4,985	2.9%
Consumer	3,882	2.2%
Utilities	3,871	2.2%
Telecom	3,610	2.1%
Transportation	3,292	1.9%
Total	$172,981	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
The Company is managed by Franklin BSP Capital Adviser L.L.C. (the “Adviser”), a Delaware limited liability company and an affiliate of Benefit Street Partners L.L.C. (“Benefit Street Partners” or “BSP”) pursuant to an investment advisory agreement (the “Investment Advisory Agreement”). The Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies followed by the Company in the preparation of its financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Codification (“ASC”) Topic 946- Financial Services-Investment Companies.
We have also formed and expect to continue to form consolidated subsidiaries (the "Consolidated Holding Companies"). The Company consolidates the following subsidiary for accounting purposes: FBCC Lending I, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
For the period ended June 30, 2021
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
For the period ended June 30, 2021
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
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2021, there were no reimbursements from the Adviser.
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
For the period ended June 30, 2021
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
Payment-in-Kind Interest
The Company may hold debt investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. PIK interest, which represents contractually deferred interest that add to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected.
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
For the period ended June 30, 2021
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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2021
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of June 30, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$32,205	$108,720	$140,925
Senior Secured Second Lien Debt	—	15,626	15,194	30,820
Subordinated Debt	—	—	1,133	1,133
Equity/Other	—	—	103	103
Total	$—	$47,831	$125,150	$172,981
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of December 31, 2020	$—	$—	$—	$—	$—
Purchases and other adjustments to cost	109,107	14,976	600	1	124,684
Market discount/ premium	41	—	8	—	49
Sales and repayments	(547)	—	(55)	—	(602)
Net realized gain from investments	25	—	28	—	53
Net change in unrealized appreciation on investments	94	218	552	102	966
Balance as of June 30, 2021	$108,720	$15,194	$1,133	$103	$125,150
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$94	$218	$552	$102	$966

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For each of the three and six months ended June 30, 2021, there were no transfers between levels of the fair value hierarchy.
The composition of the Company’s investments as of June 30, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$140,518	$140,925	81.4%
Senior Secured Second Lien Debt	30,423	30,820	17.8
Subordinated Debt	581	1,133	0.7
Equity/Other	1	103	0.1
Totals	$171,523	$172,981	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (c)	$64,817	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	35,704	Discounted Cash Flow	Market Yield	5.75%	9.82%	7.69%
Senior Secured First Lien Debt	8,199	Yield Analysis	Market Yield	6.19%	6.88%	6.61%
Senior Secured Second Lien Debt (c)	9,613	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt (b)	5,581	Discounted Cash Flow	Market Yield	7.00%	7.00%	7.00%
Subordinated Debt (b)	1,133	Discounted Cash Flow	Market Yield	9.00%	9.00%	9.00%
Equity/Other (b)	103	Discounted Cash Flow	Market Yield	10.00%	10.00%	10.00%
Total	$125,150
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.
(c) This instrument(s) was held at cost.
There were no significant changes in valuation approach or technique as of June 30, 2021.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of June 30, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
The Company commenced investment operations on January 7, 2021 and, as a result, did not have investments as of December 31, 2020.
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
For the period ended June 30, 2021
(Unaudited)
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
As of June 30, 2021, $0.2 million was payable to the Adviser for Management Fees.
For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.2 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended June 30, 2021
(Unaudited)
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three and six months ended June 30, 2021, the Company did not incur incentive fees on income during operations under the Investment Advisory Agreement.
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

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company based upon investments held at the end of each period. In such a calculation, in order to calculate the accrual for the capital gains incentive fee in accordance with GAAP for a given period, the Company includes unrealized appreciation in calculating the accrual for the capital gains incentive fee even though such unrealized appreciation is not included in in calculating the capital gains incentive fee payable under the Investment Advisory Agreement. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, the accrual for the capital gains incentive fee, as calculated and accrued in accordance with GAAP, does not necessarily represent amounts that will be payable under the Investment Advisory Agreement.
For the three and six months ended June 30, 2021, the Company accrued $0.2 million and $0.2 million, respectively, in incentive fees on capital gains in accordance with GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of June 30, 2021, $0.4 million was payable to BSP under the Administration Agreement.
For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the Administration Agreement, which are included in the “Other general and administrative” on the consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
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
Due to Related Party
Prior to the commencement of operations on January 7, 2021, the Company's expenses were paid by a related party of the Adviser and will be reimbursed by the Company. This payable is included in “Other liabilities” on the consolidated statements of assets and liabilities. As of June 30, 2021 and December 31, 2020, $0.0 million and $1.0 million was payable to the Adviser, respectively.
Note 5 - Borrowings
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three-month LIBOR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement.
On July 1, 2021, FBCC Lending, amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $100.0 million to $200.0 million on a committed basis.
MS Subscription Facility
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
The MS Subscription Facility bears interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Subscription Facility. In addition, the Company will be subject to an unused commitment fee of 0.30%.
The following table represents borrowings as of June 30, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$100,000	$65,000	$(1,095)	$63,905
MS Subscription Facility	4/22/2022	50,000	40,000	(325)	39,675
Total		$150,000	$105,000	$(1,420)	$103,580
The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2021 was 2.37%. The average daily debt outstanding for the six months ended June 30, 2021 was $31.0 million. The maximum debt outstanding for the six months ended June 30, 2021 was $105.0 million.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
The following table represents interest and debt fees for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021					Six months ended June 30, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	L+2.25%	0.50%	$217	$74	$108	L+2.25%	0.50%	$219	$86	$132
MS Subscription Facility	L+2.00%	0.30%	138	76	11	L+2.00%	0.30%	138	76	11
Total			$355	$150	$119			$357	$162	$143
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
At June 30, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of June 30, 2021	Fair Value as of June 30, 2021
MS Credit Facility	3	$65,000	$65,000
MS Subscription Facility	3	40,000	40,000
Total		$105,000	$105,000
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2021, the Company had unfunded commitments on delayed draw term loans of $27.3 million, and unfunded commitments on revolver term loans of $8.3 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
As of June 30, 2021, the Company's unfunded commitments consisted of the following:

June 30, 2021
Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,522	$1,522
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,312	1,312
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,484
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	3,783	3,178
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	2,661	2,661
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	998
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,468	2,468
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741
Pilot Air Freight, LLC	Senior Secured First Lien Debt	Delayed Draw	940	790
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,908	1,908
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	259
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	3,001
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	780
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	1,393
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	815	815
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	1,299
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,917	5,917
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,821
Total			$36,480	$35,648
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
For the period ended June 30, 2021
(Unaudited)
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
Note 8 - Capital
Investor Commitments
As of June 30, 2021 and December 31, 2020, the Company had $572.1 million and $136.0 million, respectively, in Capital Commitments, of which $482.1 million and $136.0 million, respectively, were unfunded.
Capital Drawdowns
The following tables summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2021
January 7, 2021	1,333,333	$20,000
March 11, 2021	1,333,332	20,000
June 2, 2021	1,666,665	25,000
June 29, 2021	1,666,666	25,000
Total Capital Drawdowns	5,999,996	$90,000

Share Issue Date	Shares Issued	Net Proceeds Received
For the period ended December 31, 2020
October 1, 2020	100	$2
Total Capital Drawdowns	100	$2
On October 1, 2020, BSP Fund Holdco (Debt Strategy) L.P., a wholly-owned subsidiary of Benefit Street Partners, purchased 100 shares of Common Stock, which represented all of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $2.
The issuances of Common Stock described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from investors in the relevant Subscription Agreements that each investor is an "accredited investor," as defined in Regulation D under the Securities Act.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
Note 9 - Common Stock
The following table reflects the net assets activity for the six months ended June 30, 2021:

	Common stock - shares	Common stock - par		Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2020	100	$0	(1)	$2	$(414)	$(412)
Net investment loss	—	—		—	(732)	(732)
Net realized gain (loss) from investment transactions	—	—		—	—	—
Net change in unrealized appreciation on investments	—	—		—	403	403
Issuance of common stock, net of issuance costs	2,666,665	3		39,997	—	40,000
Balance as of March 31, 2021	2,666,765	3		39,999	(743)	39,259
Net investment gain	—	—		—	9	9
Net realized gain from investment transactions	—	—		—	54	54
Net change in unrealized appreciation on investments	—	—		—	1,055	1,055
Issuance of common stock, net of issuance costs	3,333,331	3		49,997	—	50,000
Balance as of June 30, 2021	6,000,096	$6		$89,996	$375	$90,377
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
Note 10 - Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2021.

	For the three months ended June 30,	For the six months ended June 30,
	2021	2021
Basic and diluted
Net increase in net assets resulting from operations	$1,118	$789
Weighted average common shares outstanding	$3,197,901	$2,366,581
Net increase in net assets resulting from operations per share	$0.35	$0.33

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
Note 11 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the period from January 7, 2021 to June 30, 2021:

For the period from January 7, 2021 to June 30, 2021
Net asset value, beginning of period	$15.00

Results of operations (1)
Net investment loss	(0.31)
Net realized and unrealized gain on investments	0.64
Net increase in net assets resulting from operations	0.33
Other (6)	(0.27)
Net asset value, end of period	$15.06

Shares outstanding at end of period	6,000,096
Total Return (3)	0.42%
Total net assets, end of period	$90,377

Ratio/Supplemental data:
Ratio of net investment loss to average net assets (2)	(3.52)%
Ratio of total expenses to average net assets (2) (5)	12.66%
Ratio of net expenses to average net assets (2) (7)	12.13%
Portfolio turnover rate (4)	1.54%
—–—–—–—–—–
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) Ratios are annualized, except for incentive fees and waivers.
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
(7) Ratio of net expenses to average net assets is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)
Note 12 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements, except as set forth below.
On July 1, 2021, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $100.0 million to $200.0 million on a committed basis.
On July 20, 2021, the Company delivered a capital drawdown notice to certain of its investors for an aggregate amount of $25.0 million in exchange for approximately 1,645,820 shares of the Company’s common stock. The shares were issued on August 3, 2021.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2021, 99.2% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. As of June 30, 2021, investors had made aggregate capital commitments to purchase common stock of $572.1 million. At each closing of the private placement, each investor will make a capital commitment to purchase shares of common stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the Company’s private placement are expected to occur, from time to time, during the period ending on the first anniversary of our initial closing, provided that the Board of Directors may extend this initial closing period in its sole discretion. After the initial closing period, the Company may permit one or more additional closings with the approval of the Board of Directors.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At June 30, 2021
Investment Portfolio	$172,981
Net assets	90,377
Debt (net of deferred financing costs)	103,580
Net asset value per share	15.06

Portfolio Activity for the Six Months Ended June 30, 2021
Purchases during the period	172,986
Sales, repayments, and other exits during the period	1,611
Number of portfolio companies at end of period	34

Operating Results for the Six Months Ended June 30, 2021
Net investment loss per share	(0.31)
Net increase in net assets resulting from operations per share	0.33
Net investment loss	(723)
Net realized and unrealized gain	1,512
Net increase in net assets resulting from operations	789
Portfolio and Investment Activity
During the six months ended June 30, 2021, we made $173.0 million of investments in new portfolio companies and had $1.6 million in aggregate amount of sales and repayments, resulting in net investments of $171.4 million for the period. The total portfolio of debt investments at fair value consisted of 98.0% bearing variable interest rates and 2.0% bearing fixed interest rates.
Our portfolio composition, based on fair value at June 30, 2021 was as follows:

	June 30, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	81.4%	6.8%
Senior Secured Second Lien Debt	17.8	7.4
Subordinated Debt	0.7	24.8
Equity/Other	0.1	—
Totals	100.0%	7.0%
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
The weighted average risk rating of our investments based on fair value was 1.99 as of June 30, 2021. As of June 30, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
RESULTS OF OPERATIONS
Our operating results for the three and six months ended June 30, 2021 were as follows (dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2021	2021
Total investment income	$1,626	$1,768
Expenses, net of incentive fee waiver	1,595	2,414
Income tax expense, including excise tax	22	77
Net investment income (loss)	$9	$(723)
Investment Income
Investment income for the three and six months ended June 30, 2021 was driven by our deployment of capital since January 7, 2021 (commencement of operations) and an increasing invested balance.
Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2021 was as follows (dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2021	2021
Management fees	$183	$242
Incentive fee on capital gains	227	227
Interest and debt fees	624	662
Professional fees	336	576
Other general and administrative	168	394
Amortization of offering costs	151	290
Administrative services	35	60
Directors' fees	98	190
Incentive fee waiver	(227)	(227)
Expenses, net of incentive fee waiver	$1,595	$2,414

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2021 were as follows (dollars in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2021	2021
Net realized gain
Non-affiliate investments	$54	$54
Total net realized gain	54	54
Net change in unrealized appreciation on investments
Non-affiliate investments	1,055	1,458
Total net change in unrealized appreciation on investments	1,055	1,458
Net realized and unrealized gain	$1,109	$1,512
Impact of COVID-19 Pandemic
The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others. The emergence of COVID-19 created economic and financial disruptions that may affect our business, financial condition, liquidity, and certain of our portfolio companies' results of operations and liquidity. The extent to which the COVID-19 pandemic will affect our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.
Given the unprecedented nature of the COVID-19 exigency and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of certain of our portfolio companies is evolving rapidly. We have been in frequent communication with management, as well as the private equity sponsors, of our portfolio companies in order to understand the impact of the COVID-19 pandemic on their particular businesses and assess their ability to meet their obligations. As a result of changes in and business disruptions affecting certain of our portfolio companies, we may be required to adjust distributions to our stockholders. We closely monitor our investment portfolio in order to be positioned to respond appropriately.
Recent Developments

On July 1, 2021, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company ("FBCC Lending"), amended the MS Credit Facility (as defined in Note 5 to the accompanying financial statements) to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $100.0 million to $200.0 million on a committed basis.

On July 20, 2021, the Company delivered a capital drawdown notice to certain of its investors for an aggregate amount of $25.0 million in exchange for approximately 1,645,820 shares of the Company’s common stock. The shares were issued on August 3, 2021.

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
As of June 30, 2021, we are party to the MS Credit Facility and MS Subscription Facility, each of which is defined in and as described in more detail in Note 5 - Borrowings.

As of June 30, 2021, we had $15.4 million of cash. In addition, we had $35.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $10.0 million of availability under the MS Subscription Facility (subject to borrowing base availability) and had approximately $482.1 million of uncalled capital commitments to purchase shares of our common stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the administrative agreement, which are included in the “Other general and administrative” on the consolidated statements of operations in the accompanying consolidated financial statements.

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
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, a wholly-owned, special purpose financial subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the MS Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three-month LIBOR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement.
On July 1, 2021, FBCC Lending, amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $100.0 million to $200.0 million on a committed basis.
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
Borrowings under the MS Subscription Facility bear interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR (as defined in the MS Subscription Facility) for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Subscription Facility. In addition, the Company will be subject to an unused commitment fee of 0.30%.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$65,000	$—	$—	$65,000	$—
MS Subscription Facility (2)	40,000	40,000	—	—	—
Total	$105,000	$40,000	$—	$65,000	$—
—–—–—–—–—–
(1) As of June 30, 2021, we had $35.0 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
(2) As of June 30, 2021, we had $10.0 million in unused borrowing capacity under the MS Subscription Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2021, we had unfunded commitments on delayed draw term loans of $27.3 million and unfunded commitments on revolver term loans of $8.3 million. We maintain sufficient cash on hand, unfunded commitments to purchase our common stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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
As of June 30, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.15% with a total carrying value (net of deferred financing costs) of $103.6 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 15 Basis Points	$(250)
(+) 50 Basis Points	$857
(+) 100 Basis Points	$1,714
(+) 200 Basis Points	$3,429

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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2020, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $233.4 million in total assets, (ii) a weighted average cost of funds of 2.37%, (iii) $150.0 million in debt outstanding (i.e., assumes that the full amount is available to us under our MS Credit Facility and MS Subscription Facility as of June 30, 2021), and (iv) $90.4 million in stockholders’ equity, and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Company’s Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(29.76)%	(16.85)%	(3.93)%	8.98%	21.89%
—–—–—–—–—–
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2021 total assets of at least 1.52%.
As of June 30, 2021, the Morgan Stanley Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, due March 15, 2025 and the Morgan Stanley Subscription Facility provided for borrowings in an aggregate principal amount of up to $50.0 million on a committee basis, due April 22, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Form of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 814-01360) filed on March 29, 2021 and incorporated herein by reference).

10.1*
Revolving Credit Agreement, dated as of April 22, 2021, by and among the Company, the other Fund Borrowers party thereto, the Lenders party thereto, Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender (filed herewith).

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

*Exhibits and schedules to this Exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 11, 2021

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 11, 2021