Form 10-Q
period 2021-09-30
Franklin BSP Capital Corp
filed 2021-11-12
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 9, 2021 was 9,546,071.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Investments, at fair value:
Affiliate Investments, at fair value (amortized cost of $11, and $0, respectively)	$114	$—
Non-affiliate Investments, at fair value (amortized cost of $279,546 and $0, respectively)	281,392	—
Investments, at fair value (amortized cost of $279,557 and $0, respectively)	281,506	—
Cash and cash equivalents	2,706	2
Deferred offering costs	183	603
Interest receivable	2,105	—
Receivable for unsettled trades	25,392	—
Prepaid expenses and other assets	96	—
Total assets	$311,988	$605

Liabilities:
Debt (net of deferred financing costs of $2,198 and $0, respectively)	$185,702	$—
Management fees payable	330	—
Accounts payable and accrued expenses	795	—
Payable for unsettled trades	6,230	—
Interest and debt fees payable	323	—
Other liabilities	707	1,017
Total liabilities	194,087	1,017
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 0 issued and outstanding at September 30, 2021, and 0 shares authorized, issued and outstanding at December 31, 2020	—	—

Net Assets:
Common stock, $0.001 par value, 450,000,000 shares authorized; 7,641,936 issued and outstanding at September 30, 2021, and 100 issued and outstanding at December 31, 2020	8	0 (1)
Additional paid in capital	114,934	2
Total distributable earnings (loss)	2,959	(414)
Total net assets	117,901	(412)
Total liabilities and net assets	$311,988	$605

Net asset value per share	$15.43	$(4,120.15)
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Investment income:
From affiliate investments
Interest income	$1	$60
Total investment income from affiliate investments	1	60
From non-affiliate investments
Interest income	3,964	5,632
Fee and other income	76	117
Total investment income from non-affiliate investments	4,040	5,749
Interest from cash and cash equivalents	1	1
Total investment income	4,042	5,810
Operating expenses:
Management fees	330	572
Incentive fee on income	218	218
Incentive fee on capital gains	151	378
Interest and debt fees	1,209	1,871
Professional fees	370	945
Other general and administrative	264	659
Amortization of offering costs	160	450
Administrative services	27	87
Directors' fees	98	288
Total expenses before incentive fee waiver	2,827	5,468
Incentive fee waiver	(369)	(596)
Expenses, net of incentive fee waiver	2,458	4,872
Net investment income before income taxes	1,584	938
Income tax expense, including excise tax	11	88
Net investment income	1,573	850

Realized and unrealized gain (loss):
Net realized gain
Affiliate investments	515	566
Non-affiliate investments	5	8
Total net realized gain	520	574
Net change in unrealized appreciation (depreciation) on investments
Affiliate investments	(552)	102
Non-affiliate investments	1,043	1,847
Total net change in unrealized appreciation on investments	491	1,949
Net realized and unrealized gain	1,011	2,523

Net increase in net assets resulting from operations	$2,584	$3,373

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

Per share information - basic and diluted
Net investment income	$0.22	$0.22
Net increase in net assets resulting from operations	$0.37	$0.86
Weighted average shares outstanding	$7,034,082	$3,939,356
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

For the nine months ended September 30,
2021
Operations:
Net investment income	$850
Net realized gain from investments	574
Net change in unrealized appreciation on investments	1,949
Net increase in net assets resulting from operations	3,373
Capital share transactions:
Issuance of common stock, net of issuance costs	114,940
Net increase in net assets from capital share transactions	114,940
Total increase in net assets	118,313
Net assets at beginning of period	(412)
Net assets at end of period	$117,901

Net asset value per common share	$15.43
Common shares outstanding at end of period	7,641,936

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)
(Unaudited)

For the nine months ended September 30,
2021
Operating activities
Net increase in net assets resulting from operations	$3,373
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Payment-in-kind interest income	(74)
Net accretion of discount on investments	(166)
Amortization of deferred financing costs	425
Amortization of deferred offering costs	420
Sales and repayments of investments	3,579
Purchases of investments	(282,322)
Net realized gain from investments	(574)
Net change in unrealized appreciation on investments	(1,949)
(Increase) decrease in operating assets:
Interest receivable	(2,105)
Receivable for unsettled trades	(25,392)
Prepaid expenses and other assets	(96)
Increase (decrease) in operating liabilities:
Management fees payable	330
Accounts payable and accrued expenses	795
Payable for unsettled trades	6,230
Interest and debt fees payable	323
Other liabilities	(310)
Net cash used in operating activities	(297,513)

Financing activities
Proceeds from issuance of shares of common stock	114,940
Proceeds from debt	187,900
Payments of financing costs	(2,623)
Net cash provided by financing activities	300,217

Net increase in cash and cash equivalents	2,704
Cash and cash equivalents, beginning of period	2
Cash and cash equivalents, end of period	$2,706
Supplemental information:
Interest paid during the period	$1,120
Taxes, including excise tax, paid during the period	$99

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 212.4% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$4,183	$4,106	$4,309	3.7%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (6.75%), 7/1/2027	20,120	19,730	19,734	16.6%
ADCS Clinics Intermediate Holdings, LLC (c) (f)	Healthcare	L+6.25% (7.25%), 5/7/2027	227	227	223	0.2%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	5,829	5,716	5,720	4.9%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (4.75%), 6/9/2028	2,065	2,060	2,074	1.8%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (4.25%), 7/17/2028	5,640	5,612	5,633	4.8%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	8,902	8,772	8,774	7.4%
Cobblestone Intermediate Holdco, LLC (c) (f)	Consumer	L+5.25% (6.25%), 1/29/2026	2,193	2,193	2,193	1.9%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+5.25% (6.25%), 1/29/2026	2,086	2,049	2,086	1.8%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	2,661	2,661	2,661	2.3%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	7,650	7,501	7,650	6.5%
Division Holding Corp. (h)	Business Services	L+4.75% (5.50%), 5/26/2028	3,789	3,753	3,803	3.2%
Enviva Holdings, LP (a) (c) (h)	Utilities	L+5.50% (6.50%), 2/17/2026	3,842	3,807	3,842	3.3%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	9,756	9,563	9,562	8.1%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.00%), 9/29/2028	11,241	11,016	11,016	9.3%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+3.75% (4.50%), 4/28/2028	3,610	3,531	3,613	3.1%
Gordian Medical, Inc. (h)	Healthcare	L+6.25% (7.00%), 1/31/2027	4,461	4,341	4,448	3.8%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (6.75%), 9/22/2028	8,119	7,957	7,957	6.8%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,289	1.9%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+4.75% (5.50%), 3/20/2028	4,126	4,106	4,105	3.5%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	7,359	7,212	7,212	6.1%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	21,665	21,238	21,247	17.9%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	11,465	11,140	11,465	9.7%
Pilot Air Freight, LLC (c)	Transportation	L+4.75% (5.75%), 7/25/2024	939	939	939	0.8%
Pilot Air Freight, LLC (c) (h)	Transportation	L+4.75% (5.75%), 7/25/2024	3,623	3,575	3,623	3.1%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	7,499	7,357	7,355	6.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	2,680	2,628	2,629	2.2%
Relativity Oda, LLC (c) (h)	Software/Services	L+7.50% (8.50%) PIK, 5/12/2027	2,016	1,969	1,969	1.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+5.75% (6.75%), 10/19/2027	$3,373	$3,309	$3,310	2.8%
SCIH Salt Holdings, Inc. (h)	Industrials	L+4.00% (4.75%), 3/16/2027	1,116	1,111	1,117	1.0%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.50%), 7/14/2028	628	619	630	0.5%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	4,972	4,925	4,973	4.2%
SunMed Group Holdings, LLC (c) (f)	Healthcare	L+5.75% (6.50%), 6/16/2027	83	83	81	0.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	3,913	3,846	3,847	3.3%
Tecta America Corp. (h)	Industrials	L+4.25% (5.00%), 4/6/2028	3,910	3,874	3,915	3.3%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	1,458	1,451	1,458	1.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	8,788	8,618	8,620	7.3%
Triple Lift, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 5/8/2028	9,730	9,541	9,547	8.1%
TSL Engineered Products, LLC (c) (h)	Industrials	L+4.75% (5.50%), 1/7/2028	3,144	3,115	3,144	2.7%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.25%), 7/19/2028	8,662	8,493	8,494	7.2%
Vensure Employer Services, Inc. (c) (f)	Business Services	L+4.75% (5.50%), 3/26/2027	124	124	123	0.1%
Vensure Employer Services, Inc. (c) (h)	Business Services	L+4.75% (5.50%), 3/26/2027	3,214	3,180	3,214	2.7%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+6.00% (7.00%), 5/26/2026	3,726	3,655	3,656	3.1%
WHCG Purchaser III, Inc. (c) (f)	Healthcare	L+5.75% (6.50%), 6/22/2026	100	100	98	0.1%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	12,713	12,462	12,465	10.6%
WIN Holdings III Corp. (c) (f)	Consumer	L+5.75% (6.50%), 7/16/2026	239	239	234	0.2%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.50%), 7/16/2028	13,600	13,337	13,336	11.3%
Subtotal Senior Secured First Lien Debt				$249,116	$250,393	212.4%

Senior Secured Second Lien Debt - 26.3% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+7.25% (8.00%), 6/11/2029	$6,010	$5,951	$6,010	5.1%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029	4,645	4,600	4,738	4.0%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029	5,015	4,967	5,015	4.3%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.75%), 8/31/2029	3,681	3,663	3,681	3.1%
RealPage, Inc. (c) (h)	Software/Services	L+6.50% (7.25%), 4/23/2029	5,445	5,365	5,581	4.7%
Tecta America Corp. (c) (h)	Industrials	L+8.50% (9.25%), 4/6/2029	2,155	2,103	2,155	1.8%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.50%), 5/18/2029	1,370	1,356	1,370	1.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029	2,449	2,425	2,449	2.1%
Subtotal Senior Secured Second Lien Debt				$30,430	$30,999	26.3%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Equity/Other - 0.1% (b) (d)
Jakks Pacific, Inc. (c) (e) (j)	Consumer		783	$11	$114	0.1%
Subtotal Equity/Other				$11	$114	0.1%

Total Investments- 238.8% (b)				$279,557	$281,506	238.8%
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At September 30, 2021, qualifying assets represent 89.3% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets as of September 30, 2021.
(c)    The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)    All amounts are in thousands except share amounts.
(e)    Non-income producing at September 30, 2021.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(j)    The provisions of the 1940 Act classify investments further based on the level of ownership that the company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities. The Company classifies this investment as “affiliated”.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2021:

	At September 30, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$72,576	25.8%
Software/Services	54,805	19.5%
Business Services	49,886	17.7%
Consumer	27,525	9.8%
Industrials	20,035	7.1%
Chemicals	16,578	5.9%
Food & Beverage	11,465	4.1%
Financials	11,016	3.9%
Paper & Packaging	4,973	1.8%
Transportation	4,562	1.6%
Utilities	3,842	1.3%
Telecom	3,613	1.3%
Technology	630	0.2%
Total	$281,506	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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
The Company is also conducting a private placement of shares of its preferred stock designated as Series A Convertible Preferred Stock in reliance on exemption from the registration requirements of the Securities Act. See Note 10 - Preferred Stock for the terms of such preferred stock, including liquidation preference, distributions, and rights regarding conversion to shares of Common Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
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
For the period ended September 30, 2021
(Unaudited)
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
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by the Company's board of directors (the “Board of Directors”) or as noted below; and
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).
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
For the period ended September 30, 2021
(Unaudited)
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
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2021, there were no reimbursements from the Adviser.
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
For the period ended September 30, 2021
(Unaudited)
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
Recent Accounting Pronouncements
Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 for the period ended September 30, 2021 and there was no impact to the accompanying financial statements and related disclosures.
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
For the period ended September 30, 2021
(Unaudited)
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
The following table presents fair value measurements of investments, by major class, as of September 30, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$31,627	$218,766	$250,393
Senior Secured Second Lien Debt	—	4,738	26,261	30,999
Equity/Other	—	—	114	114
Total	$—	$36,365	$245,141	$281,506
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of December 31, 2020	$—	$—	$—	$—	$—
Payment-in-kind interest income	66	—	9	—	75
Net change in unrealized appreciation on investments	931	431	—	102	1,464
Purchases	218,828	25,822	587	12	245,249
Market discount/ premium	132	8	9	—	149
Sales and repayments	(1,220)	—	(1,148)	—	(2,368)
Net realized gain from investments	29	—	543	—	572
Balance as of September 30, 2021	$218,766	$26,261	$—	$114	$245,141
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$931	$431	$—	$102	$1,464

For each of the three and nine months ended September 30, 2021, there were no transfers between levels of the fair value hierarchy.
The composition of the Company’s investments as of September 30, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$249,116	$250,393	89.0%
Senior Secured Second Lien Debt	30,430	30,999	11.0
Equity/Other	11	114	0.0(1)
Total	$279,557	$281,506	100.0%
(1) Percentage rounds to less than 0.1%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$103,015	Discounted Cash Flow	Market Yield	6.21%	9.91%	7.60%
Senior Secured First Lien Debt (b)	76,851	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	38,900	Yield Analysis	Market Yield	5.49%	8.72%	7.30%
Senior Secured Second Lien Debt	15,665	Yield Analysis	Market Yield	7.89%	10.54%	8.79%
Senior Secured Second Lien Debt	10,596	Discounted Cash Flow	Market Yield	7.00%	7.25%	7.12%
Equity/Other (c)	114	Discounted Cash Flow	Market Yield	10.00%	10.00%	10.00%
Total	$245,141
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This instrument(s) was held at cost.
(c) This asset category contains one investment.
There were no significant changes in valuation approach or technique as of September 30, 2021.
Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of September 30, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
The Company commenced investment operations on January 7, 2021 and, as a result, did not have investments as of December 31, 2020.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
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
As of September 30, 2021, $0.3 million was payable to the Adviser for Management Fees.
For the three and nine months ended September 30, 2021, the Company incurred $0.3 million and $0.6 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended September 30, 2021
(Unaudited)
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three and nine months ended September 30, 2021, the Company incurred $0.2 million and $0.2 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
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
For the three and nine months ended September 30, 2021, the Company accrued $0.2 million and $0.4 million, respectively, in incentive fees on capital gains in accordance with GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of September 30, 2021, $0.5 million was payable to BSP under the Administration Agreement.
For the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $0.5 million, respectively, in administrative service fees under the Administration Agreement, which are included in the “Other general and administrative” on the consolidated statements of operations.
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
Due to Related Party
Prior to the commencement of operations on January 7, 2021, the Company's expenses were paid by a related party of the Adviser and will be reimbursed by the Company. This payable is included in “Other liabilities” on the consolidated statements of assets and liabilities. As of September 30, 2021 and December 31, 2020, $0.0 million and $1.0 million was payable to the Adviser, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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
The following table represents borrowings as of September 30, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$200,000	$138,000	$(1,927)	$136,073
MS Subscription Facility	4/22/2022	50,000	49,900	(271)	49,629
Total		$250,000	$187,900	$(2,198)	$185,702
The weighted average annualized interest cost for all borrowings for the three and nine months ended September 30, 2021 was 2.36% and 2.36%, respectively. The average daily debt outstanding for the three and nine months ended September 30, 2021 was $137.9 million and $67.9 million, respectively. The maximum debt outstanding for the three and nine months ended September 30, 2021 was $187.9 million and $187.9 million, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
The following table represents interest and debt fees for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021					Nine months ended September 30, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	L+2.25%	0.50%	$557	$141	$142	L+2.25%	0.50%	$776	$227	$274
MS Subscription Facility	L+2.00%	0.30%	244	122	3	L+2.00%	0.30%	382	198	14
Total			$801	$263	$145			$1,158	$425	$288
______________
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees and custody fees.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature.
At September 30, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of September 30, 2021	Fair Value as of September 30, 2021
MS Credit Facility	3	$138,000	$138,000
MS Subscription Facility	3	49,900	49,900
Total		$187,900	$187,900
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2021, the Company had unfunded commitments on delayed draw term loans of $28.3 million, and unfunded commitments on revolver term loans of $17.4 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of September 30, 2021, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,522	$1,295
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,312	$1,312
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	3,782	1,589
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,484
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	998
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	976
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	2,584	2,584
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed Draw	3,016	3,016
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	3,429
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,468	2,468
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,908	1,908
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	176
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	3,001
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	1,393
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,629	1,505
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	1,299
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,917	5,917
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,669
Total			$48,635	$45,669

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
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
Note 8 - Capital
Investor Commitments
As of September 30, 2021 and December 31, 2020, the Company had $599.8 million and $136.0 million, respectively, in Capital Commitments, of which $484.8 million and $136.0 million, respectively, were unfunded.
Capital Drawdowns
The following tables summarizes the total shares issued and proceeds related to capital drawdowns:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2021
January 7, 2021	1,333,333	$20,000
March 11, 2021	1,333,333	20,000
June 2, 2021	1,665,196	25,000
June 29, 2021	1,665,196	25,000
August 3, 2021	1,644,778	24,940
Total Capital Drawdowns	7,641,836	$114,940

Share Issue Date	Shares Issued	Net Proceeds Received
For the period ended December 31, 2020
October 1, 2020	100	$2
Total Capital Drawdowns	100	$2
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
For the period ended September 30, 2021
(Unaudited)
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
Note 9 - Common Stock
The following table reflects the net assets activity for the nine months ended September 30, 2021:

	Common stock - shares	Common stock - par		Additional paid in capital	Total distributable earnings (loss)	Total net assets
Balance as of December 31, 2020	100	$0	(1)	$2	$(414)	$(412)
Net investment loss	—	—		—	(732)	(732)
Net realized gain (loss) from investment transactions	—	—		—	—	—
Net change in unrealized appreciation on investments	—	—		—	403	403
Issuance of common stock, net of issuance costs	2,666,665	3		39,997	—	40,000
Balance as of March 31, 2021	2,666,765	$3		$39,999	$(743)	$39,259
Net investment income	—	—		—	9	9
Net realized gain from investment transactions	—	—		—	54	54
Net change in unrealized appreciation on investments	—	—		—	1,055	1,055
Issuance of common stock, net of issuance costs	3,333,331	3		49,997	—	50,000
Balance as of June 30, 2021	6,000,096	$6		$89,996	$375	$90,377
Net investment income	—	—		—	1,573	1,573
Net realized gain from investment transactions	—	—		—	520	520
Net change in unrealized appreciation on investments	—	—		—	491	491
Issuance of common stock, net of issuance costs	1,641,840	2		24,938	—	24,940
Balance as of September 30, 2021	7,641,936	$8		$114,934	$2,959	$117,901
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The Series A Preferred Stock has a liquidation preference of $1,000.00 per share (the “Liquidation Preference”), and dividends are payable on each outstanding share of Series A Preferred Stock quarterly in arrears at a rate equal to (1) for each fiscal quarter ending on or before September 30, 2022 (the “Initial Dividend Period”), the dividends that would have been paid in respect of each share of Series A Preferred Stock if it had been converted into a share of the Company’s Common Stock, on the first day of such quarter (or the date of issuance in the case of shares of Series A Preferred Stock issued after the first day of such quarter) at the applicable Conversion Rate (as defined below) and (2) for each quarter after the Initial Dividend Period, the greater of (i) an amount equal to $10.00 per share, subject to proration if such share is not outstanding for the full quarter, and (ii) the dividends that would have been paid in respect of such share of Series A Preferred Stock if it had been converted into a share of Common Stock on the first day of such quarter (or the date of issuance in the case of shares of Series A Preferred Stock issued after the first day of such quarter) at the applicable Conversion Rate. The Series A Term Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a Liquidity Event, or (b) by the holders thereof at any time commencing six months following the closing date of a Liquidity Event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock.
As of September 30, 2021, there were 50,000,000 shares of preferred stock authorized, par value $0.001 per share, of which zero shares of Series A Preferred Stock were issued and outstanding.
On August 25, 2021, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors (the “Investors,” and each, an “Investor”), pursuant to which the Investors made new capital commitments to purchase shares of the Company’s Series A Preferred Stock, in a total aggregate amount of approximately $27.5 million. Pursuant to their respective Preferred Subscription Agreements, each Investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days’ prior notice at a per-share price equal to the Liquidation Preference. The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
Note 11 - Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2021.

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
Basic and diluted
Net increase in net assets resulting from operations	$2,584	$3,373
Weighted average common shares outstanding	7,034,082	3,939,356
Net increase in net assets resulting from operations per share	$0.37	$0.86
Note 12 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the period from January 7, 2021 to September 30, 2021:

For the period from January 7, 2021 to September 30, 2021
Net asset value, beginning of period	$15.00

Results of operations (1)
Net investment income	0.22
Net realized and unrealized gain on investments	0.64
Net increase in net assets resulting from operations	0.86
Other (6)	(0.43)
Net asset value, end of period	$15.43

Shares outstanding at end of period	7,641,936
Total return (3)	2.85%
Total net assets, end of period	117,901

Ratio/Supplemental data:
Ratio of net investment income to average net assets (2)	1.89%
Ratio of total expenses to average net assets (2) (5)	11.98%
Ratio of net expenses to average net assets (2) (7)	11.02%
Portfolio turnover rate (4)	2.19%
—–—–—–—–—–
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) Ratios are annualized, except for incentive fees and waivers.
(3) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total return is not annualized.
(4) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
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
Note 13 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2021:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at September 30, 2021
Affiliate Investments
Jakks Pacific, Inc. (2) (3)	Equity/Other	Consumer	$11	$—	$12	$—	$—	$102	$114
Jakks Pacific, Inc. (3) (4)	Senior Secured First Lien Debt	Consumer	27	—	464	(488)	24	—	—
Jakks Pacific, Inc. (3) (4)	Subordinated Debt	Consumer	22	—	605	(1,147)	542	—	—
Total Affiliate Investments			$60	$—	$1,081	$(1,635)	$566	$102	$114
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
(1) The principal/share amount and ownership detail are shown in the consolidated schedules of investments.
(2) Investment is non-income producing at September 30, 2021.
(3) The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(4) Investment no longer held as of September 30, 2021.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements, except as set forth below.
On October 28, 2021, the Company’s board of directors declared a distribution of $0.30 per share, which is payable on November 15, 2021 to stockholders of record as of October 28, 2021.
On November 2, 2021, pursuant to a drawdown notice previously delivered to investors, the Company sold 1,904,135 shares of Common Stock for an aggregate offering price of approximately $29.0 million.
On November 9, 2021, in accordance with the terms of the subscription agreement entered into by investors in the Company (the “Subscription Agreements”), the Company’s board of directors approved a one year extension of the Initial Closing Period (as defined in the Subscription Agreements) for closings of the Company’s private placement of its common stock, and, as a result, such closings can occur from time to time during the period ending on December 18, 2022, the second anniversary of our initial closing, provided, the Company may permit one or more additional closings of the private placement thereafter with the approval of the Company’s board of directors. The extension of the Initial Closing Period also extends the drawdown period under the Subscription Agreements, which is the period ending on the two-year anniversary of the end of the Initial Closing Period, during which investors are required to fund drawdown purchases up to the amount of their respective capital commitments in accordance with the terms of their respective Subscription Agreements, provided, that this drawdown period may be further extended by an additional one-year extension in the discretion of the Company’s board of directors.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2021, 100.0% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing of capital commitments to purchase shares of our common stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. As of September 30, 2021, investors had made aggregate capital commitments to purchase common stock of $599.8 million. At each closing of the private placement, each investor will make a capital commitment to purchase shares of common stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of common stock up to the amount of their respective capital commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our common stock are expected to occur, from time to time, during an initial closing period, which our board of directors has extended such that it currently will end on December 18, 2022. See “Recent Developments.” After the initial closing period, we may permit one or more additional closings of the private placement of our common stock with the approval of our board of directors.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At September 30, 2021
Investment Portfolio	$281,506
Net assets	117,901
Debt (net of deferred financing costs)	185,702
Net asset value per share	15.43

Portfolio Activity for the Nine Months Ended September 30, 2021
Purchases during the period	282,322
Sales, repayments, and other exits during the period	3,579
Number of portfolio companies at end of period	43

Operating Results for the Nine Months Ended September 30, 2021
Net investment income per share	0.22
Net increase in net assets resulting from operations per share	0.86
Net investment income	850
Net realized and unrealized gain	2,523
Net increase in net assets resulting from operations	3,373
Portfolio and Investment Activity
During the nine months ended September 30, 2021, we made $282.3 million of investments in new portfolio companies and had $3.6 million in aggregate amount of sales and repayments, resulting in net investments of $278.7 million for the period. The total portfolio of debt investments at fair value consisted of 99.2% bearing variable interest rates and 0.8% bearing fixed interest rates.
Our portfolio composition, based on fair value at September 30, 2021 was as follows:

	September 30, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	89.0%	6.9%
Senior Secured Second Lien Debt	11.0	7.5
Equity/Other	0.0 (2)	—
Totals	100.0%	7.0%
(1) Includes the effect of the amortization or accretion of loan premiums or discounts.
(2) Percentage rounds to less than 0.1%
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
The weighted average risk rating of our investments based on fair value was 2.00 as of September 30, 2021. As of September 30, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
RESULTS OF OPERATIONS
Our operating results for the three and nine months ended September 30, 2021 were as follows (dollars in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
Total investment income	$4,042	$5,810
Expenses, net of incentive fee waiver	2,458	4,872
Income tax expense, including excise tax	11	88
Net investment income	$1,573	$850
Investment Income
Investment income for the three and nine months ended September 30, 2021 was driven by our deployment of capital since January 7, 2021 (commencement of operations) and an increasing invested balance.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2021 was as follows (dollars in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
Management fees	$330	$572
Incentive fee on income	218	218
Incentive fee on capital gains	151	378
Interest and debt fees	1,209	1,871
Professional fees	370	945
Other general and administrative	264	659
Amortization of offering costs	160	450
Administrative services	27	87
Directors' fees	98	288
Incentive fee waiver	(369)	(596)
Expenses, net of incentive fee waiver	$2,458	$4,872
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2021 were as follows (dollars in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
Net realized gain
Affiliate investments	$515	$566
Non-affiliate investments	5	8
Total net realized gain	520	574
Net change in unrealized appreciation (depreciation) on investments
Affiliate investments	(552)	102
Non-affiliate investments	1,043	1,847
Total net change in unrealized appreciation on investments	491	1,949
Net realized and unrealized gain	$1,011	$2,523
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

Recent Developments
On August 10, 2021, Michael Frick was appointed to serve as Secretary of the Company effective upon the resignation of Leeor Avigdor from such position. Mr. Avigdor will remain an employee of BSP and his decision to step down was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies, practices or accounting matters.
On October 28, 2021, our board of directors declared a distribution of $0.30 per share, which is payable on November 15, 2021 to stockholders of record as of October 28, 2021.
On November 2, 2021, pursuant to a drawdown notice previously delivered to investors, we sold 1,904,135 shares of Common Stock for an aggregate offering price of approximately $29.0 million.
On November 9, 2021, in accordance with the terms of the subscription agreement entered into by investors in the Company (the “Subscription Agreements”), our board of directors approved a one year extension of the Initial Closing Period (as defined in the Subscription Agreements) for closings of the Company’s private placement of its common stock, and, as a result, such closings can occur from time to time during the period ending on December 18, 2022, the second anniversary of our initial closing, provided, we may permit one or more additional closings of the private placement thereafter with the approval of our board of directors. The extension of the Initial Closing Period also extends the drawdown period under the Subscription Agreements, which is the period ending on the two-year anniversary of the end of the Initial Closing Period, during which investors are required to fund drawdown purchases up to the amount of their respective capital commitments in accordance with the terms of their respective Subscription Agreements, provided, that this drawdown period may be further extended by an additional one-year extension in the discretion of our board of directors.
On November 9, 2021, our board of directors confirmed Saahil Mahajan as a Qualified Replacement (as defined in the Subscription Agreements) for purposes of the Key Person Event provision in such Subscription Agreements. Mr. Mahajan was designated as a Qualified Replacement to reflect the fact that he currently serves on the investment committee of FBCC Adviser. He replaces David Manlowe for purposes of the Key Person Event provision in the subscription agreements. Mr. Manlowe remains with BSP and has transitioned to other responsibilities with the firm.

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
As of September 30, 2021, we are party to the MS Credit Facility and MS Subscription Facility, each of which is defined in and described in more detail in Note 5 - Borrowings.

As of September 30, 2021, we had $2.7 million of cash. In addition, we had $62.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $484.8 million of uncalled capital commitments to purchase shares of our common stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $0.5 million, respectively, in administrative service fees under the administrative agreement, which are included in the “Other general and administrative” on the consolidated statements of operations in the accompanying consolidated financial statements.

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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$138,000	$—	$—	$138,000	$—
MS Subscription Facility (2)	49,900	49,900	—	—	—
Total	$187,900	$49,900	$—	$138,000	$—
—–—–—–—–—–
(1) As of September 30, 2021, we had $62.0 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
(2) As of September 30, 2021, we had $0.1 million in unused borrowing capacity under the MS Subscription Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2021, we had unfunded commitments on delayed draw term loans of $28.3 million and unfunded commitments on revolver term loans of $17.4 million. We maintain sufficient cash on hand, unfunded commitments to purchase our common stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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

Organization and Offering Expenses
We will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of our Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, we will reimburse the Adviser for the organizational and offering costs it incurs on our behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. In general, we may not deduct organizational expenses, and instead amortize organizational expenses over at least a 180-month period for tax purposes. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations.
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
As of September 30, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.18% with a total carrying value (net of deferred financing costs) of $185.7 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 13 Basis Points	$(367)
(+) 50 Basis Points	$1,410
(+) 100 Basis Points	$2,820
(+) 200 Basis Points	$5,640

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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $346.3 million in total assets, (ii) a weighted average cost of funds of 2.36%, (iii) $250.0 million in debt outstanding (i.e., assumes that the full amount is available to us under our MS Credit Facility and MS Subscription Facility as of September 30, 2021), and (iv) $117.9 million in stockholders’ equity, and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Company’s Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(34.38)%	(19.69)%	(5.00)%	9.68%	24.37%
—–—–—–—–—–
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2021 total assets of at least 1.70%.
As of September 30, 2021, the Morgan Stanley Credit Facility provided for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, due March 15, 2025 and the Morgan Stanley Subscription Facility provided for borrowings in an aggregate principal amount of up to $50.0 million on a committee basis, due April 22, 2022.

Risks Related to our Preferred Stock
The issuance of shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) dilutes the relative voting power and ownership of holders of our common stock.
The Series A Preferred Stock is convertible at the option of either the holder of Series A Preferred Stock or the Company at any time commencing six months following the closing date of a liquidity event. The holders of Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, except for the election of our preferred directors. Therefore, the issuance of the Series A Preferred Stock effectively reduces the relative voting power of the holders of our common stock because the conversion of the Series A Preferred Stock into common stock would dilute the ownership interest of existing holders of our common stock.
The Series A Preferred Stock may be unrated securities.
The Company intends to achieve an investment grade rating for the Series A Preferred Stock from a nationally recognized statistical ratings organization (“NRSRO”) and to seek a second rating from another NRSRO within two years of the initial closing of the private placement of the Series A Preferred Stock. However, there is no assurance that the Company will receive a rating, or the desired rating, from a NRSRO and may remain unrated.
Our Series A Preferred Stock is subordinate to our existing and future indebtedness.
While preferred stockholders, including holders of the Series A Preferred Stock, will have equal liquidation and distribution rights to any other series of preferred stock, they are subordinated to our existing and future indebtedness. Therefore, dividends, distributions and other payments to preferred stockholders in liquidation or otherwise may be subject to prior payments due to the holders of senior indebtedness.
Holders of our preferred stock bear dividend risk.
We may be unable to pay dividends on our preferred stock under some circumstances. The terms of any future indebtedness we may incur could preclude the payment of dividends in respect of equity securities, including our preferred stock, under certain conditions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Form of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

3.2
Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 814-01360) filed on August 25, 2021 and incorporated herein by reference).

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 814-01360) filed on March 29, 2021 and incorporated herein by reference).

10.1
First Amendment to Loan and Servicing Agreement, dated as of July 1, 2021, by and among FBCC Lending I, LLC, the Company, Morgan Stanley Bank, N.A. and Morgan Stanley Asset Funding, Inc (filed herewith).

10.2
Form of Subscription Agreement for Series A Preferred Stock (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01360) filed on August 25, 2021 and incorporated herein by reference).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2021

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2021