Form 10-K
period 2021-12-31
Franklin BSP Capital Corp
filed 2022-03-17
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 14, 2022 was 15,360,466.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

PART I
ITEM 1. BUSINESS
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
•Future disruptions or instability in capital markets could negatively impact our ability to raise capital, and have a material adverse effect on our business, financial condition, and results of operations;
•The discontinuation of London Interbank Offered Rate (“LIBOR”) and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results of operations or financial condition;
•The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings. Therefore, portions of the distributions that we pay may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time;
•Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our net asset value (“NAV”) through increased net unrealized depreciation;
•Our ability to achieve our investment objective depends on our Adviser’s and its affiliates’ ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed;
•Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business;
•A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our board of directors (the “Board of Directors”) and, as a result, there is and will be uncertainty as to the value of our portfolio investments;
•Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse;
•We are subject to risks related to corporate social responsibility;
•Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us;
•Terrorist attacks, acts of war, natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition;
•We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock (the “Common Stock”) and our ability to pay dividends and other distributions;
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
•We could potentially be involved in litigation arising out of our operations in the normal course of business;
•The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser, nor its affiliates, is prohibited from raising money for or managing another entity that makes the same types of investments that we target;
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
•Our Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations;
•Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company (“BDC”);
•Regulations governing our operation as a BDC and regulated investment company (“RIC”) will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth;
•We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected;
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment;
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims;
•Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us;
•We generally will not control our portfolio companies;
•The effect of global climate change may impact the operations of our portfolio companies;
•The lack of liquidity in our investments may adversely affect our business;
•Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us;
•Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment;
•Our shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares;
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income; and
•You may have current tax liability on distributions you elect to reinvest in our Common Stock but would not receive cash from such distributions to pay such tax liability.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below entitled “Risk Factors.”

General
Franklin BSP Capital Corporation (including, for periods prior the Conversion (as defined below), Franklin BSP Capital L.L.C., a Delaware limited liability company, “FBCC,” or the “Company,” which may also be referred to as “we,” “us,” or “our”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and have elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC. We were formed as a Delaware limited liability company on January 29, 2020 with the name Franklin BSP Capital L.L.C. Effective September 23, 2020, we converted to a Delaware corporation pursuant to which Franklin BSP Capital Corporation succeeded to the business of Franklin BSP Capital L.L.C. (the “Conversion”).
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
On December 18, 2020, we initiated our initial closing (“Initial Closing”) of capital commitments (the “Capital Commitments”) to purchase shares of our Common Stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”) pursuant to subscription agreements (“Subscription Agreement”) with investors. Since our Initial Closing, we held additional closings and received additional Capital Commitments to purchase Common Stock. As of December 31, 2021, total Capital Commitments of Common Stock were approximately $573.8 million.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the “Series A Preferred Stock”). On the same day, we entered into subscription agreements (collectively the “Preferred Subscription Agreements”) with certain investors (the “Investors,” and each, an “Investor”), pursuant to which Investors made new capital commitments to purchase shares of our Series A Preferred Stock. As of December 31, 2021, total capital commitments of Series A Preferred Stock were $27.5 million.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions, which refers to acquisitions from secondary market participants rather than from the portfolio company directly. See “Item 1. Business — Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations.
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
About Our Adviser, BSP, and Franklin Templeton
Our Adviser is served by Benefit Street Partners’ origination, investment and portfolio management team. BSP consists of over 114 investment professionals and over 220 total employees as of January 31, 2022. The Adviser is a subsidiary of BSP and is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with over $38 billion in assets under management as of January 31, 2022. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Our Adviser’s investment committee consists of Thomas Gahan, Chief Executive Officer of BSP, Michael Paasche, Senior Managing Director of BSP, Blair D. Faulstich, Senior Portfolio Manager for Private Debt of BSP, and Saahil Mahajan, Managing Director of BSP, each with substantial experience in originating, underwriting and structuring credit investments.
Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 165 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company brings extensive capabilities in equity, fixed income, alternatives and custom multi-asset solutions. With offices in over 30 countries and 1,300 investment professionals, the company has more than 70 years of investment experience and approximately $1.6 trillion in assets under management as of December 31, 2021.1
Investment Strategy
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions.
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
•maintaining downside protection through risk management and diversification; and
1 Assets under management represent combined assets of Franklin Templeton Investments, Legg Mason, and subsidiary investment management groups. Franklin Templeton Investments acquired Legg Mason on July 31, 2020.

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
Market Opportunity
We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection. The Company also aims to target investments presented by the large, persistent and compelling market opportunity that has been created by a structural supply/demand imbalance for private credit, predominantly in North America. This imbalance is driven by substantial long-term changes in the debt capital markets following the credit crisis. Benefit Street Partners believes that the Company’s target market segment represents a large opportunity set for the Company, given Benefit Street Partners’ over $38 billion in assets under management, of which $13 billion is in private debt as of January 31, 2022, which it believes can offer greater efficiencies with respect to research and origination, deep credit markets experience, and access to proprietary sourcing networks.
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

Investment Committee Preview. Upon execution of a term sheet, the deal team presents the terms and structure of the proposed investment to at least one member of the investment committee, for a full vetting. The current investment committee for the Adviser is composed of Messrs. Gahan, Paasche, Faulstich and Mahajan. The investment committee member will then either decline the opportunity or approve that the proposed investment proceed to full due diligence.
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
Final Investment Committee. Upon completion of full due diligence, the deal team formally presents the investment opportunity to the investment committee for approval. In addition to considering the proposed investment on its standalone merits, the investment committee considers the overall fit of the proposed investment within the portfolio. At least three of the four members of the investment committee must approve the transaction in order for the investment to go in the portfolio.
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

The weighted average risk rating of our investments based on fair value was 2.00 as of December 31, 2021. As of December 31, 2021, we did not have any portfolio companies on non-accrual status. We commenced our investment operations on January 7, 2021; therefore, had no investment activity for the year ended December 31, 2020.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2021 (dollars in thousands):

	December 31, 2021
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	485,488	93.9%
3	—	—%
4	—	—%
5	—	—%
Not Rated (1)	31,812	6.1%
Total	$517,300	100.0%
(1) Includes equity investment(s).
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
Investment Advisory Agreement
We entered into an investment advisory agreement (the “Investment Advisory Agreement”), dated September 23, 2020, with our Adviser in which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds, registered open-end funds, a BDC and a public real estate investment trust. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.
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

Incentive Fee on Capital Gains. The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on cumulative realized capital gains of the Company net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). Prior to a Liquidity Event, this fee equals 15% of the Company’s incentive fee capital gains, which equals realized capital gains of the Company on a cumulative basis from the date of the Company’s election to be regulated as a BDC, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations. Following a Liquidity Event, the incentive fee on capital gains during operations equals 17.5% of the Company’s incentive fee capital gains calculated as described above, on a cumulative basis from the date of the Company’s election to be regulated as a BDC.
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was initially approved by our Board of Directors in March 2020. The Board renewed the Investment Advisory Agreement on January 31, 2022. Unless terminated earlier, it will remain in effect until February 2023 and shall continue in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 60 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.
In determining to approve the Investment Advisory Agreement, our Board of Directors requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, extent and quality of services provided to us by the Adviser, the costs of providing services to us, the profitability of the relationship between us and the Adviser, comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts, and the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our investors. Based on the information reviewed and the considerations detailed above, our Board of Directors, including all of our directors who are not interest persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

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

Administration Agreements
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

On January 5, 2020, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “USB Administrator”). USB Administrator provides the administrative services, such as accounting, financial reporting, legal, and compliance support, and investor relations support, necessary for us to operate.
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

Private Placement
Our initial private placement of shares of Common Stock is conducted in reliance on Regulation D under the Securities Act (“Regulation D”) or Regulation S under the Securities Act (“Regulation S”). Investors in our initial private placement are required to be “accredited investors” as defined in Regulation D of the Securities Act or non-U.S. persons under Regulation S.
Each investor in the private placement made a Capital Commitment to purchase shares of Common Stock pursuant to the Subscription Agreement. Investors are required to make capital contributions to purchase shares of Common Stock (the “Drawdown Purchase Price”) each time we deliver a drawdown notice (the “Drawdown Notice”), which will be delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-share price as determined by the Board of Directors in accordance with the limitations under Section 23 of the 1940 Act, provided that the Company retains the right to make non-pro rata capital drawdowns for any reason in the Company’s sole discretion, including, without limitation, if the Company determines that it is necessary or advisable in light of applicable legal, tax, regulatory and other considerations. As set forth in each Subscription Agreement, in the event that an investor fails to pay all or any portion of a Drawdown Purchase Price pursuant to a Drawdown Notice, and such default remains uncured for a period of thirty days (such investor, a “Defaulting Subscriber”), the Company will be permitted to pursue any remedies against the Defaulting Subscriber available under the Subscription Agreement or at law or at equity, including prohibiting the Defaulting Subscriber from purchasing additional shares of Common Stock or causing the Defaulting Subscriber to forfeit 50% of the Defaulting Subscriber’s shares of Common Stock to the other stockholders.

Closings of our private placement were expected to occur, from time to time, during the 12 month period following the Initial Closing (the “Initial Closing Period”), provided that the Board of Directors may extend the Initial Closing Period in its sole discretion. On November 9, 2021, the Board of Directors extended the Initial Closing Period to December 18, 2022. After the Initial Closing Period, the Company may permit one or more additional closings with the approval of the Board of Directors.
Term
Drawdowns of Capital Commitments are made at the discretion of the Adviser until the earlier of (i) a Liquidity Event (as defined below) or (ii) the two-year anniversary of the end of the Initial Closing Period, provided that this period may be extended by an additional one-year extension in the discretion of the Board of Directors (the “Drawdown Period”).
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

Valuation Procedures
The Adviser, acting pursuant to delegated authority from, and under the oversight of our Board of Directors, assists the Board of Directors in its determination of the NAV of our investment portfolio each quarter and at such other times as may be required by law. The NAV per share of our outstanding shares of Common Stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined by our Board of Directors. In connection with that determination, our Adviser facilitates the preparation, through the use each quarter of independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.
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
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by the Company’s Board of Directors; and
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and

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
The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in September 2022.
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
We are generally not able to issue and sell our Common Stock at a price below NAV per share. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then current NAV of our Common Stock if the Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our Common Stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our Common Stock. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle”, “hedge” or “conversion” transaction. This summary assumes that investors hold our Common Stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this filing and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or the IRS, regarding this follow-on offering. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
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

Election to Be Taxed as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code, commencing with our taxable year ended December 31, 2020 and intend to qualify annually thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.
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
We have formed consolidated subsidiaries that are consolidated for financial reporting purposes although not for income tax purposes (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. See “Item 1. Business — Regulation as a business Development Company” for discussion of BDC regulation and other regulatory considerations.

In order to qualify to be treated as a RIC for U.S. federal income tax purposes, we must, among other things: qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year; meet the Annual Distribution Requirement; derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests. To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.
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
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.
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

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Before making an investment in the Company, you should carefully consider the following risk factors. The risks and uncertainties set forth below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business operations. If any of the following risks were to occur, our business or financial condition could be materially adversely affected. In such case, the NAV of our Common Stock could decline, and you may lose all or part of your investment.
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
Moreover, to the extent that we are required to recognize in our taxable income such interest income that has been accrued but not yet paid, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or, forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “U.S. Federal Income Tax Risks — We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.”
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
Our stockholders may have conflicting investment, tax, and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of the disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.
Our Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
Our Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations, and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations, and cash flows.
Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
Our Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business, and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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
We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.
Under the 1940 Act, we generally are prohibited from issuing or selling our Common Stock at a price per share, after deducting selling commissions and dealer manager fees, that is below NAV per share, which may be a disadvantage as compared to other public companies. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then current NAV of our Common Stock if (1) our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders in general, as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities.
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

Affiliates of our Adviser received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by the Adviser and its affiliates affords us additional investment opportunities and an ability to build a diverse portfolio.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from offerings of our Common Stock will be used for our investment opportunities, operating expenses, and for payment of various fees and expenses such as management fees, incentive fees, and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC tax treatment we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.
RISKS RELATED TO OUR INVESTMENTS
Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

We invest primarily in first and second lien senior secured loans and mezzanine debt and selected equity investments issued by middle market companies.
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
Our investments are subject to interest rate risk.
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
Our debt investments are subject to prepayment or refinancing risk.
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
Our investments are generally subject to credit risk.
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our Common Stock.
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

The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature, and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. In June 2017, the U.S. announced an intention to withdraw from the agreement, but the earliest effective withdrawal date for the U.S. under the Paris Agreement is November 2020. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues. Increased environmental regulation and the resulting regulatory compliance costs may also make it difficult for our portfolio companies to expand their businesses into non-U.S. countries, which could result in decreased capital resources and financial outlook for our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies.
We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

We may concentrate our investments in companies in a particular industry or industries.
In the event we concentrate our investments in companies in a particular industry or industries, any adverse conditions that disproportionately impact that industry or industries may have a magnified adverse effect on our operating results.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
RISKS RELATED TO DEBT FINANCING
We have entered into revolving credit facilities that contain various covenants which, if not complied with, could accelerate repayment under such credit facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.
The agreements governing certain financing arrangements require us and any of our special purpose financing subsidiaries party to such arrangements to comply with certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objective. For example, the agreements governing a credit facility require applicable special purpose vehicles (“SPVs”) to comply with certain operational covenants, including maintaining eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the credit facility, and a decline in the value of assets owned by the SPV could result in our being required to contribute additional assets to the SPV.

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under any financing arrangements that we may enter into. Failure to comply with these covenants could result in a default. If we and our subsidiaries were unable to obtain a waiver from the debt holders, such a default could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions.
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Common Stock. If the value of our assets increases, leveraging would cause the NAV to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make Common Stock distribution payments. Leverage is generally considered a speculative investment technique.
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $590.3 million in total assets, (ii) a weighted average cost of funds of 2.32%, (iii) $300.0 million of debt outstanding (i.e. assumes that the full amount is available to us under our MS Credit Facility and MS Subscription Facility as of December 31, 2021) and (iv) $236.0 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(27.96)%	(15.46)%	(2.95)%	9.56%	22.06%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2021 total assets of at least 1.18%.

Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, and our NAV.
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

In addition, because we borrow to fund a portion of our investments, a portion of our net investment income will depend upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.
RISKS RELATING TO OUR CORPORATE STRUCTURE, COMMON STOCK AND PREFERRED STOCK
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
Our stockholders do not have preemptive rights to any shares of Common Stock we issue in the future. To the extent that we issue additional equity interests at or below NAV an existing stockholder’s percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Stock and the value of our investments, stockholders may also experience dilution in the book value and fair value of their shares of our Common Stock.
Under the 1940 Act, we generally are prohibited from issuing or selling our Common Stock at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell shares of our Common Stock, or warrants, options, or rights to acquire shares of our Common Stock, at a price below the current NAV of shares of our Common Stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities (less any distribution, commission or discount). If we raise additional funds by issuing shares of our Common Stock or senior securities convertible into, or exchangeable for, shares of our Common Stock, then the percentage ownership of our stockholders at that time will decrease and existing stockholders will experience dilution.
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
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the NAV of shares of our Common Stock.

The issuance of shares of our Series A Preferred Stock, par value $0.001 per share dilutes the relative voting power and ownership of holders of our Common Stock.

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

Holders of our Series A Preferred Stock bear dividend risk.

We may be unable to pay dividends on our Series A Preferred Stock under some circumstances. The terms of any future indebtedness we may incur could preclude the payment of dividends in respect of equity securities, including our Series A Preferred Stock, under certain conditions.

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
You may receive shares of our Common Stock as distributions which could result in adverse tax consequences to you.
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

You may have current tax liability on distributions you elect to reinvest in our Common Stock but would not receive cash from such distributions to pay such tax liability.
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
GENERAL RISK FACTORS

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events will, for at least some time, impact us and our portfolio companies. In many instances, the impact may be adverse and profound. The effects of a public health emergency, such as COVID-19, may materially and adversely impact (i) our and our portfolio companies’ value and performance, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.

Inflation and Supply Chain Risk could adversely impact our portfolio companies and our results of our operations.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.

Uncertainty with respect to the financial stability of the United States and several countries in the European Union (“EU”) could have a significant adverse effect on our business, financial condition and results of operations.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade of the U.S. long-term sovereign debt credit rating or a recession or economic slowdown in the U.S. In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted prior to reaching the debt ceiling and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by The Standard & Poor Financial Services LLC's Rating Service or other rating agencies, and the U.S. Government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.
We are subject to risks associated with a rising interest rate environment that may affect our cost of capital and net investment income.

While interest rates remain relatively low, due to several factors, including longer-term inflationary pressure that may result from the U.S. government’s fiscal policies, the end of the Federal Reserve quantitative easing program and recent increases in the Federal Funds rate, we expect to experience rising interest rates, rather than falling rates in the future.

Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. To the extent our investments have fixed interest rates or have interest rate floors that are higher than the floor on, or interest rates that “reset” less frequently than, the Credit Facilities, increases in interest rates can lead to interest rate compression and have a material adverse effect on our net investment income. In addition to increasing the cost of borrowed funds, which may materially reduce our net investment income, rising interest rates may also adversely affect our ability to obtain additional debt financing on terms as favorable as under our current debt financings, or at all.

In a rising interest rate environment, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults on our investments in such portfolio companies. In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

We may hedge against interest rate fluctuations by using hedging instruments such as caps, swaps, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.

As a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the incentive fee and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to Pre-Incentive Fee Net Investment Income.

Also, an increase in interest rates on investments available to investors could make investment in our Common Stock less attractive if we are not able to increase our distributions, which could materially reduce the value of our Common Stock.

On March 5 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings would cease after December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month U.S. dollar (USD) LIBOR. We expect that a substantial portion of our future floating rate Investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. In addition, we may need to renegotiate any credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR terms as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations.

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
We intend to declare and pay distributions on a quarterly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure stockholders that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time-to-time. We cannot assure stockholders that we will pay distributions in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our offerings of our Common Stock or from borrowings in anticipation of future cash flow, which may constitute a return of capital and will lower a stockholder’s tax basis in its shares. Distributions from the proceeds of our offerings of Common Stock or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. A return of capital is a return of the initial investment in the Company rather than earnings or gains derived from our investment activities.
Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our NAV through increased net unrealized depreciation.
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
We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding.
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
A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there are no readily available market quotations, at fair value, as determined by our Board of Directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Board of Directors.

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in providing input to the Board of Directors in making this determination. We expect to value our securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Adviser and at such other times as may be required to comply with the requirements of the 1940 Act. Our Board of Directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our NAV could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.
Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause stockholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our stockholders may not agree or for purposes other than those contemplated at the time of our offering.
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

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our consolidated financial statements for the applicable period, which could result in significant reductions to our NAV for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, complies with the threshold set forth in the 1940 Act (currently at least 150% immediately after such borrowing). Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our Common Stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
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

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is currently no market for our securities, and we do not expect that a market for our shares will develop in the future. We are prohibited under the 1940 Act from selling our shares of Common Stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our NAV per share attributable to Common Stock unless we obtain stockholder approval. In connection with any issuance of shares of our Common Stock, our Board of Directors or a committee thereof will review the then current offering price per share against the current estimated NAV per share attributable to Common Stock to ensure that we were not selling shares of our Common Stock at a price which, after deducting selling commissions and dealer manager fees, was below our NAV per share.
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2021:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	15,260,764
Series A Convertible Preferred Stock, par value $0.001 per share	50,000,000	5,000
As of December 31, 2021, we had issued 15.3 million shares of Common Stock for net proceeds of $231.8 million, including the shares purchased by affiliates and shares issued under our distribution reinvestment plan (the “DRIP”). As of December 31, 2021, we had issued 5,000 shares of Series A Preferred Stock for gross proceeds of $5.0 million. As of December 31, 2021, we had 1,585 and 2 record holders of our Common Stock, and Series A Preferred Stock, respectively.
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
Our Board of Directors intends to declare and pay distributions on a quarterly basis. We have a DRIP pursuant to which we reinvest all cash dividends or distributions declared by our Board of Directors on behalf of investors who do not elect to receive their distributions in cash (the “Participants”). As a result, if our Board of Directors declares a distribution, then stockholders who have not elected to “opt out” of the DRIP will have their distributions automatically reinvested in additional shares of our Common Stock at a price equal to NAV per share as estimated in good faith by us on the payment date. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board of Directors.
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the year ended December 31, 2021 and for the period ended December 31, 2020, no portion of our distributions were characterized as return of capital for tax purposes, respectively.
Sales of Unregistered Securities
Except as previously reported by the Company on its Current Reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
ITEM 6. [Reserved]

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Franklin BSP Capital Corporation (including, for periods prior the Conversion, Franklin BSP Capital L.L.C., a Delaware limited liability company, the "Company," "FBCC," "we," “us,” or "our") and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, Franklin BSP Capital Adviser L.L.C. (the “Adviser”).
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic and recent supply chain disruptions;
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
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
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligations to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC, and has elected to be treated for U.S. federal income tax purposes, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). We are managed by the Adviser. The Adviser is an affiliate of Benefit Street Partners. Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2021, 89.1% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of December 31, 2021, investors had made aggregate Capital Commitments to purchase Common Stock of $573.8 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our Board of Directors has extended such that it currently will end December 18, 2022. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain Investors, pursuant to which Investors made new capital commitments to purchase shares of our Series A Preferred Stock. As of December 31, 2021, total capital commitments of preferred stock were $27.5 million.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At December 31, 2021:
Investment Portfolio	$517,300
Net assets attributable to common stock	235,973
Debt (net of deferred financing costs)	237,540
Short-term borrowings	41,302
Net asset value per share attributable to common stock	15.46

Portfolio Activity for the year ended December 31, 2021:
Purchases during the year	522,821
Sales, repayments, and other exits during the year	8,723
Number of portfolio companies at end of year	61

Operating Results for the year ended December 31, 2021:
Net investment income per share - basic	0.78
Net increase in net assets resulting from operations attributable to common stockholders	1.30
Net investment income	4,143
Net realized and unrealized gain	2,726
Net increase in net assets resulting from operations attributable to common stockholders	6,869
Portfolio and Investment Activity
We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions.

During the year ended December 31, 2021, we made $522.8 million of investments in new portfolio companies and had $8.7 million in aggregate amount of sales and repayments, resulting in net investments of $514.1 million for the period. The total portfolio of debt investments at fair value consisted of 97.5% bearing variable interest rates and 2.5% bearing fixed interest rates.
We commenced our investment operations on January 7, 2021. During the period from January 29, 2020 (inception) to December 31, 2020, we had no investment activities.
Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	78.7%	7.0%
Senior Secured Second Lien Debt	10.4	7.6
Subordinated Debt	4.7	9.1
Debt Subtotal	93.8%	7.2%
Equity/Other	6.2	8.5
Total	100.0%	7.3%
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
The weighted average risk rating of our investments based on fair value was 2.00 as of December 31, 2021. As of December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy. We commenced our investment operations on January 7, 2021. As a result, during the period from January 29, 2020 (inception) to December 31, 2020, we had no investment activities.
RESULTS OF OPERATIONS

Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions, which refers to acquisitions from secondary market participants rather than from the portfolio company directly.
As a BDC, we are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other limited float high quality debt investments that mature in one year or less.

Revenues
We generate revenues primarily in the form of interest income on debt investments we hold, and to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or PIK income.
In addition, we may generate revenue in the form of fee income such as structuring fees, origination, closing, amendment fees, commitment, termination, and other upfront fees. We do not expect to receive material fee income as it is not our principal investment strategy. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment, and other upfront fees are recorded as income.

Expenses
We will bear all out-of-pocket costs and expenses of our operations and transactions, including, but not limited to:
•expenses incurred by the Adviser and payable to third parties, including agents, consultants and other advisors, in monitoring the financial and legal affairs of the Company, news and quotation subscriptions, and market or industry research expenses;
•the cost of calculating the Company’s NAV; the cost of effecting sales and repurchases of shares of our Common Stock and other securities;
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

Our operating results for the year ended December 31, 2021 and for the period ended December 31, 2020 were as follows (dollars in thousands):

	For the year ended December 31, 2021	For the period from January 29, 2020 (date of inception) through December 31, 2020
Total investment income	$12,245	$—
Expenses, net of incentive fee waiver	8,003	414
Income tax expense, including excise tax	99	—
Net investment income (loss)	$4,143	$(414)
Investment Income
For the year ended December 31, 2021, total investment income was $12.2 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $252.0 million and a weighted average current yield of 7.3%. Included within total investment income was $0.3 million of fee income for the year ended December 31, 2021. Fee income consists primarily of commitment fees. We commenced our investment operations on January 7, 2021; therefore, during the period from January 29, 2020 (inception) to December 31, 2020, we had no investment income. The increase in investment income was primarily driven by our deployment of capital and increasing invested balance.

Operating Expenses
The composition of our operating expenses for the year ended December 31, 2021 and for the period ended December 31, 2020 were as follows (dollars in thousands):

	For the year ended December 31,	For the period from January 29, 2020 (date of inception) through December 31, 2020
	2021
Management fees	$1,109	$—
Organization costs	—	297
Incentive fee on income	711	—
Incentive fee on capital gains	409	—
Interest and debt fees	3,539	—
Professional fees	1,281	117
Other general and administrative	979	—
Amortization of offering costs	596	—
Administrative services	113	—
Directors' fees	386	—
Incentive fee waiver	(1,120)	—
Expenses, net of incentive fee waiver	$8,003	$414

Interest and debt fees

Interest and debt fees increased from $0 for the period ended December 31, 2020 to $3.5 million for the year ended December 31, 2021. This was primarily driven by the establishment of our credit facilities, and the subsequent increase in our average daily borrowings.

Management Fees

Management fees increased from $0 for the period ended December 31, 2020 to $1.1 million for the year ended December 31, 2021. This was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $0.1 million for the period ended December 31, 2020 to $2.3 million for the year ended December 31, 2021, primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2021 and for the period ended December 31, 2020 were as follows (dollars in thousands):

	For the year ended December 31, 2021	For the period from January 29, 2020 (date of inception) through December 31, 2020
Net realized gain
Affiliate investments	$567	$—
Non-affiliate investments	51	—
Total net realized gain	618	—
Net change in unrealized appreciation on investments
Affiliate investments	103	—
Non-affiliate investments	2,005	—
Total net change in unrealized appreciation on investments	2,108	—
Net realized and unrealized gain	$2,726	$—

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

Recent Developments

On January 31, 2022, we entered into a third amendment to the loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce (“CIBC”) as a lender.

On February 4, 2022, the Board of Directors declared a distribution of $0.30 per share of Common Stock, which is payable on February 22, 2022 to stockholders of record as of January 31, 2022.
On February 4, 2022, the Board of Directors declared a distribution of $19.49 per share of Series A Preferred Stock, which is payable on February 22, 2022 to stockholders of record as of January 31, 2022.
On March 8, 2022, we entered into Preferred Subscription Agreements with certain Investors, pursuant to which the Investors made new capital commitments to purchase shares of our Series A Preferred Stock, in a total aggregate amount of approximately $50.0 million. Pursuant to their respective Preferred Subscription Agreements, each Investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days’ prior notice at a per-share price equal to the Liquidation Preference. The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. We shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ Capital Commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of December 31, 2021, we had issued 15.3 million shares of our Common Stock for net proceeds of $231.8 million, including shares issued pursuant to the DRIP. We had also issued 5,000 shares of Series A Preferred Stock for gross proceeds of $5.0 million.
As of December 31, 2021, we had $12.9 million of cash. For the year ended December 31, 2021, net cash used in operating activities was $491.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2021 was primarily a result of purchases of investments of $522.8 million, offset by sales and repayments of investments of $8.7 million.

Net cash provided by financing activities of $504.3 million during the year ended December 31, 2021 primarily related to proceeds from debt of $239.9 million, proceeds from issuance of common stock of $222.6 million and proceeds from short-term borrowings of $41.3 million partially offset by payments on financing costs of $3.0 million and stockholder distributions of $1.5 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of December 31, 2021, we are party to the MS Credit Facility and MS Subscription Facility, each of which is defined in and described in more detail in Note 5 - Borrowings.
As of December 31, 2021, we had $60.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $365.2 million of uncalled Capital Commitments to purchase shares of our Common Stock and Series A Preferred Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

Taxation as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to state, local, and foreign taxes.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on December 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

Distributions

On October 28, 2021, our Board of Directors declared a cash dividend of $0.30 per share of Common Stock, payable on November 15, 2021 to stockholders of record as of October 28, 2021.

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

The table shows the components of the distributions we have declared and/or paid to common stockholders for the year ended December 31, 2021 and for the period ended December 31, 2020 (dollars in thousands):

	For the year ended December 31, 2021	For the period from January 29, 2020 (date of inception) through December 31, 2020

Distributions declared	$2,293	$—
Distributions paid	$2,293	$—
Portion of distributions paid in cash	$1,503	$—
Portion of distributions paid in DRIP shares	$790	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the year ended December 31, 2021, and for the period ended December 31, 2020, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2021 will be reported to stockholders shortly after the end of the calendar year 2021 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

Related Party Transactions and Agreements
Investment Advisory Agreement
We entered into an Investment Advisory Agreement, dated as of September 23, 2020, which was approved by our Board of Directors and our sole stockholder for a two year term, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours, including Franklin BSP Lending Corporation (formerly, Business Development Corporation of America), a BDC advised by an affiliate of the Adviser. Affiliates of the Adviser also serve as investment adviser or sub-adviser to private funds and registered open-end funds, and as an investment adviser to a public real estate investment trust. The Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the year ended December 31, 2021 and the period ended December 31, 2020, the Company incurred $0.7 million and $0, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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
Due to Related Party
Included within other liabilities on the consolidated statement of assets and liabilities as of December 31, 2021, and December 31, 2020, are $1.7 million and $1.0 million of payables to Affiliated Funds or the Adviser, respectively.

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

MS Credit Facility

On March 15, 2021, the Company, FBCC Lending, and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to us. Any amounts borrowed under the MS Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three-month LIBOR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement.
On July 1, 2021, FBCC Lending, amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $100.0 million to $200.0 million on a committed basis.
On December 15, 2021, FBCC Lending, amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $200.0 million to $250.0 million on a committed basis.
MS Subscription Facility
On April 22, 2021, we entered into a revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility has a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders.
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
Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of December 31, 2021 and 2020, we had short-term borrowings outstanding of $41.3 million and $0, respectively. For the year ended December 31, 2021 and for the period ended December 31, 2020, we recorded interest expense of $0.1 million and $0, respectively, in connection with short-term borrowings. For the period October 29, 2021 through December 31, 2021 (period for which the Company had short-term borrowings), we had an average outstanding balance of short-term borrowings of $19.3 million and bore interest at a weighted average rate of 0.01%.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$190,000	$—	$—	$190,000	$—
MS Subscription Facility (2)	49,900	49,900	—	—	—
Short-term borrowings	41,302	41,302	—	—	—
Total		$91,202	$—	$190,000	$—
—–—–—–—–—–
(1) As of December 31, 2021, we had $60.0 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
(2) As of December 31, 2021, we had $0.1 million in unused borrowing capacity under the MS Subscription Facility.
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
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2021, we had unfunded commitments on delayed draw term loans of $63.0 million and unfunded commitments on revolver term loans of $27.8 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.
While our significant accounting policies are also described in Note 2 - Summary of Significant Accounting Policies of our notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.
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

Payment-in-Kind Interest
The Company may hold debt investments in its portfolio that contain PIK interest and dividend provisions. PIK interest, which represents contractually deferred interest that add to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected.
Non-accrual Income
Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest, which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

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
See Note 2 - Summary of Significant Accounting Policies for a description of other accounting policies and recently issued accounting pronouncements.

Organization and Offering Expenses

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

In connection with the our private placement of shares of it’s preferred stock designated as Series A Preferred Stock, the we incurred various offering costs. These costs are capitalized as a deferred cost and included within redeemable convertible preferred stock Series A on the consolidated statement of assets and liabilities as the preferred shares are issued. The costs are not subject to reimbursement from the Adviser.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

72

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
As of December 31, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.20% with a total carrying value (net of deferred financing costs) of $237.5 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 21 Basis Points	$(500)
(+) 50 Basis Points	$1,195
(+) 100 Basis Points	$2,389
(+) 200 Basis Points	$4,778

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements are annexed to this Annual Report beginning on page F-1.

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

73

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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

Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).
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

3.3	Amended and Restated Bylaws (filed herewith).

4.1	Description of Securities (previously filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 29, 2021 and incorporated herein by reference).

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

10.8
Loan and Servicing Agreement, dated March 15, 2021, by and among the Company, FBCC Lending I, LLC, Franklin BSP Capital Adviser L.L.C., Morgan Stanley Asset Funding, Inc., as administrative agent, and U.S. Bank National Association as collateral agent, account bank and collateral custodian (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 17, 2021 and incorporated herein by reference).

10.9
Revolving Credit Agreement, dated as of April 22, 2021, by and among the Company, the other Fund Borrowers party thereto, the Lenders party thereto, Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2021 and incorporated herein by reference).

10.10
First Amendment to Loan and Servicing Agreement, dated as of July 1, 2021, by and among FBCC Lending I, LLC, the Company, Morgan Stanley Bank, N.A., and Morgan Stanley Asset Funding, Inc (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 12, 2021 and incorporated herein by reference).

10.11
Form of Subscription Agreement for Series A Preferred Stock (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01360) filed on August 25, 2021 and incorporated herein by reference).

10.12
Second Amendment to Loan and Servicing Agreement, dated as of December 15, 2021, by and among FBCC Lending I, LLC, the Company, Morgan Stanley Bank, N.A., and Morgan Stanley Asset Funding, Inc. (filed herewith).

10.13
Third Amendment to Loan and Servicing Agreement, dated as of January 31, 2022, by and among FBCC Lending I, LLC, the Company, Morgan Stanley Bank, N.A., Canadian Imperial Bank of Commerce, and Morgan Stanley Asset Funding, Inc. (filed herewith).

14.1	Code of Business Conduct and Ethics (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2022.

FRANKLIN BSP CAPITAL CORPORATION

By:
/s/ Richard J. Byrne
Name: Richard J. Byrne

Title: Chief Executive Officer, President and Chairman of the Board of Directors

* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2022

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2022

/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 16, 2022

/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 16, 2022

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 16, 2022

/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 16, 2022

/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 16, 2022

Franklin BSP Capital Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Audited Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2021 and 2020	F-3
Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from January 29, 2020 (date of inception) to December 31, 2020	F-4
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2021 and for the period from January 29, 2020 (date of inception) to December 31, 2020	F-6
Consolidated Statement of Cash Flows for the year ended December 31, 2021	F-7
Consolidated Schedule of Investments as of December 31, 2021	F-8
Notes to Consolidated Financial Statements	F-13

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Franklin BSP Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Franklin BSP Capital Corporation (the “Company”), as of December 31, 2021 and 2020, including the consolidated schedule of investments as of December 31, 2021, and the related consolidated statements of operations and changes in net assets for the year ended December 31, 2021 and for the period from January 29, 2020 (date of inception) to December 31, 2020, and the consolidated statement of cash flows for the year ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and changes in its net assets for the year ended December 31, 2021 and for the period from January 29, 2020 (date of inception) to December 31, 2020, and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021, by correspondence with the custodian, brokers or the underlying investee or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 16, 2022

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $55,154 and $0, respectively)	$55,154	$—
Affiliate Investments, at fair value (amortized cost of $13, and $0, respectively)	116	—
Non-affiliate Investments, at fair value (amortized cost of $460,025 and $0, respectively)	462,030	—
Investments, at fair value (amortized cost of $515,192 and $0, respectively)	517,300	—
Cash and cash equivalents	12,860	2
Deferred offering costs	127	603
Interest receivable	2,324	—
Receivable for unsettled trades	166	—
Capital call receivable	8,402	—
Prepaid expenses and other assets	74	—
Total assets	$541,253	$605

Liabilities:
Debt (net of deferred financing costs of $2,360 and $0, respectively)	$237,540	$—
Short-term borrowings	41,302	—
Management fees payable	526	—
Accounts payable and accrued expenses	2,261	—
Payable for unsettled trades	15,226	—
Interest and debt fees payable	474	—
Other liabilities	2,959	1,017
Total liabilities	300,288	1,017
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 5,000 issued and outstanding at December 31, 2021, and none issued and outstanding at December 31, 2020	4,992	—

Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 15,260,764 issued and outstanding at December 31, 2021, and 100 issued and outstanding at December 31, 2020	15	0 (1)
Additional paid in capital	231,200	2
Total distributable gain (loss)	4,758	(414)
Total net assets attributable to common stock	235,973	(412)
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$541,253	$605

Net asset value per share attributable to common stock	$15.46	$(4,120.15)
(1) Less than $1.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,	For the period from January 29, 2020 (date of inception) to December 31,
	2021	2020

Investment income:
From control investments
Interest income	$12	$—
Total investment income from control investments	12	—
From affiliate investments
Interest income	61	—
Total investment income from affiliate investments	61	—
From non-affiliate investments
Interest income	11,864	—
Fee and other income	307	—
Total investment income from non-affiliate investments	12,171	—
Interest from cash and cash equivalents	1	—
Total investment income	12,245	—
Operating expenses:
Management fees	1,109	—
Organization costs	—	297
Incentive fee on income	711	—
Incentive fee on capital gains	409	—
Interest and debt fees	3,539	—
Professional fees	1,281	117
Other general and administrative	979	—
Amortization of offering costs	596	—
Administrative services	113	—
Directors' fees	386	—
Total expenses before incentive fee waiver	9,123	414
Incentive fee waiver	(1,120)	—
Expenses, net of incentive fee waiver	8,003	414
Net investment income (loss) before income taxes	4,242	(414)
Income tax expense, including excise tax	99	—
Net investment income (loss)	4,143	(414)

Realized and unrealized gain:
Net realized gain
Affiliate investments	567	—
Non-affiliate investments	51	—
Total net realized gain	618	—
Net change in unrealized appreciation on investments
Affiliate investments	103	—
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,	For the period from January 29, 2020 (date of inception) to December 31,
	2021	2020
Non-affiliate investments	2,005	—
Total net change in unrealized appreciation on investments	2,108	—
Net realized and unrealized gain	2,726	—

Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$6,869	$(414)

Per share information - basic and diluted
Net investment income (loss)	$0.78	$(4,133.15)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$1.30	$(4,133.15)
Weighted average common shares outstanding	5,301,096	100

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the year ended December 31,	For the period from January 29, 2020 (date of inception) to December 31,
	2021	2020
Operations:
Net investment income (loss)	$4,143	$(414)
Net realized gain from investments	618	—
Net change in unrealized appreciation on investments	2,108	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	6,869	(414)
Common Stockholder distributions:
Common stockholder distributions	(2,293)	—
Net decrease in net assets from common stockholder distributions	(2,293)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	231,019	2
Reinvestment of common stockholder distributions	790	—
Net increase in net assets attributable to common stock from capital share transactions	231,809	2
Total increase (decrease) in net assets attributable to common stock	236,385	(412)
Net assets at beginning of year attributable to common stock	(412)	—
Net assets at end of year attributable to common stock	$235,973	$(412)

Net asset value per share attributable to common stock	$15.46	$(4,120.15)
Common shares outstanding at end of period	15,260,764	100

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands, except share and per share data)

For the year ended December 31,
2021
Operating activities
Net increase in net assets resulting from operations attributable to common stockholders	$6,869
Adjustments to reconcile net increase in net assets resulting from operations attributable to common stockholders to net cash used in operating activities:
Payment-in-kind interest income	(120)
Net accretion of discount on investments	(356)
Amortization of deferred financing costs	647
Amortization of deferred offering costs	476
Sales and repayments of investments	8,723
Purchases of investments	(522,821)
Net realized gain from investments	(618)
Net change in unrealized appreciation on investments	(2,108)
(Increase) decrease in operating assets:
Interest receivable	(2,324)
Receivable for unsettled trades	(166)
Prepaid expenses and other assets	(74)
Increase (decrease) in operating liabilities:
Management fees payable	526
Accounts payable and accrued expenses	2,261
Payable for unsettled trades	15,226
Interest and debt fees payable	474
Other liabilities	1,942
Net cash (used in) operating activities	(491,443)

Financing activities
Proceeds from issuance of shares of common stock	222,617
Proceeds from issuance of shares of redeemable convertible preferred stock, net	4,992
Proceeds from debt	239,900
Proceeds from short-term borrowings	41,302
Payments of financing costs	(3,007)
Common stockholder distributions	(1,503)
Net cash provided by financing activities	504,301

Net increase in cash and cash equivalents	12,858
Cash and cash equivalents, beginning of year	2
Cash and cash equivalents, end of year	$12,860
Supplemental information:
Interest paid during the year	$2,348
Taxes, including excise tax, paid during the year	$99
Distributions reinvested	$790

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 172.5% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	4,183	4,108	4,309	1.8%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (6.75%), 7/1/2027	20,069	19,693	19,701	8.4%
Acrisure, LLC (h)	Financials	L+4.25% (4.75%), 2/16/2027	4,628	4,594	4,620	2.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	5,815	5,706	5,711	2.4%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.25%), 5/7/2027	895	895	879	0.4%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.50%), 10/29/2027	20,366	19,966	19,971	8.5%
Armada Parent, Inc. (c)	Industrials	L+5.75% (6.50%), 10/29/2027	204	204	200	0.1%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (4.75%), 6/9/2028	2,060	2,055	2,052	0.9%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (4.25%), 7/17/2028	5,626	5,599	5,592	2.4%
Aventine Holdings, LLC (c) (m)	Media/Entertainment	10.25%, 6/18/2027	10,198	9,944	9,944	4.2%
Aventine Holdings, LLC (c) (n)	Media/Entertainment	L+6.00% (6.75%), 6/18/2027	11,434	11,206	11,207	4.8%
BCPE Oceandrive Buyer, Inc. (c) (l)	Healthcare	L+6.25% (7.00%), 12/29/2028	9,356	9,146	9,146	3.9%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	8,880	8,755	8,758	3.7%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (6.25%), 1/29/2026	445	444	445	0.2%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+5.25% (6.25%), 1/29/2026	5,980	5,944	5,980	2.5%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	2,654	2,654	2,654	1.1%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	7,631	7,486	7,631	3.2%
Division Holding Corp. (h)	Business Services	L+4.75% (5.50%), 5/26/2028	3,780	3,744	3,782	1.6%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	9,756	9,569	9,571	4.1%
FGT Purchaser, LLC (c)	Consumer	L+5.50% (6.50%), 9/13/2027	293	293	287	0.1%
Florida Food Products, LLC (h)	Food & Beverage	L+5.00% (5.75%), 10/18/2028	12,728	12,477	12,505	5.3%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.00%), 9/29/2028	11,986	11,768	11,755	5.0%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+3.75% (4.50%), 4/28/2028	3,601	3,525	3,598	1.5%
Gordian Medical, Inc. (h)	Healthcare	L+6.25% (7.00%), 1/31/2027	4,450	4,335	4,413	1.9%
Green Energy Partners/Stonewall, LLC	Utilities	L+6.00% (6.50%), 11/12/2026	4,661	4,569	4,614	2.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (6.75%), 9/22/2028	8,099	7,942	7,943	3.4%
IG Investments Holdings, LLC (c)	Business Services	L+6.00% (6.75%), 9/22/2027	316	316	310	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,190	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Knowledge Pro Buyer, Inc. (c) (o)	Business Services	L+5.75% (6.50%), 12/10/2027	11,233	11,011	11,011	4.7%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (6.50%), 12/10/2027	275	275	270	0.1%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	L+4.75% (5.50%), 3/20/2028	5,508	5,483	5,508	2.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	7,341	7,200	7,200	3.1%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	21,611	21,203	21,611	9.2%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 10/19/2027	6,573	6,444	6,446	2.7%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	11,436	11,122	11,436	4.9%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	592	592	592	0.3%
Pilot Air Freight, LLC (c)	Transportation	L+5.25% (6.25%), 7/25/2024	937	937	937	0.4%
Pilot Air Freight, LLC (c) (h)	Transportation	L+5.25% (6.25%), 7/25/2024	3,612	3,568	3,612	1.5%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	7,499	7,361	7,362	3.1%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	2,680	2,629	2,631	1.1%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 9/29/2028	8,795	8,582	8,583	3.6%
Relativity Oda, LLC (c) (h)	Software/Services	L+7.50% (8.50%) PIK, 5/12/2027	2,062	2,016	2,021	0.9%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+5.75% (6.75%), 10/19/2027	3,364	3,302	3,304	1.4%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (8.00%), 10/19/2027	1,237	1,237	1,215	0.5%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	1,916	1,916	1,897	0.8%
RSC Acquisition, Inc. (c) (h)	Financials	L+5.50% (6.25%), 10/30/2026	833	825	825	0.4%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	583	583	577	0.2%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (6.75%), 11/18/2027	15,043	14,748	14,748	6.3%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	P+5.00% (8.25%), 11/18/2027	1,505	1,504	1,475	0.6%
SCIH Salt Holdings, Inc. (h)	Industrials	L+4.00% (4.75%), 3/16/2027	1,113	1,108	1,101	0.5%
Sherlock Buyer Corp. (c) (h)	Business Services	L+5.75% (6.50%), 12/8/2028	5,039	4,938	4,939	2.1%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.25%), 10/1/2027	16,128	15,815	15,818	6.7%
SitusAMC Holdings Corp. (c) (h)	Financials	L+5.75% (6.50%), 12/22/2027	6,822	6,754	6,755	2.9%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.50%), 7/14/2028	628	619	629	0.3%
STRIPER BUYER, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	4,960	4,913	4,960	2.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	3,903	3,839	3,840	1.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (6.50%), 6/16/2027	41	41	41	0.0%
Tecta America Corp. (h)	Industrials	L+4.25% (5.00%), 4/6/2028	3,900	3,865	3,895	1.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	1,454	1,448	1,454	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	8,788	8,624	8,627	3.7%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	686	686	673	0.3%
Triple Lift, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 5/8/2028	9,705	9,522	9,705	4.1%
TSL Engineered Products, LLC (c) (h)	Industrials	L+4.75% (5.50%), 1/7/2028	3,136	3,107	3,136	1.3%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.25%), 11/18/2027	5,495	5,387	5,387	2.3%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (6.25%), 11/18/2027	193	193	189	0.1%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.25%), 7/19/2028	8,662	8,497	8,500	3.6%
Vensure Employer Services, Inc. (c) (h)	Business Services	L+4.75% (5.50%), 3/26/2027	3,871	3,839	3,871	1.6%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+6.00% (7.00%), 5/26/2026	3,716	3,648	3,623	1.5%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.00%), 5/26/2026	433	433	422	0.2%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	12,681	12,439	12,447	5.3%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.50%), 6/22/2028	396	396	389	0.2%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.50%), 6/22/2026	100	100	98	0.0%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.50%), 7/16/2028	13,566	13,310	13,312	5.6%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (6.50%), 7/16/2026	239	238	234	0.1%
Subtotal Senior Secured First Lien Debt				$405,509	$407,074	172.5%

Senior Secured Second Lien Debt - 22.9% (b)
American Rock Salt Company, LLC (h)	Chemicals	L+7.25% (8.00%), 6/11/2029	6,010	5,950	6,025	2.6%
Asp Ls Acquisition Corp. (h)	Transportation	L+7.50% (8.25%), 4/30/2029	935	926	939	0.4%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029	4,645	4,602	4,677	2.0%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029	6,080	6,032	6,080	2.6%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.75%), 8/31/2029	3,681	3,665	3,681	1.6%
RealPage, Inc. (c) (h)	Software/Services	L+6.50% (7.25%), 4/23/2029	5,445	5,365	5,489	2.3%
Tecta America Corp. (c) (h)	Industrials	L+8.50% (9.25%), 4/6/2029	2,155	2,103	2,155	0.9%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.50%), 5/18/2029	1,370	1,357	1,370	0.6%
TRC Cos, Inc. (c) (h)	Industrials	L+6.75% (7.25%), 11/19/2029	7,045	6,975	6,975	3.0%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029	2,449	2,425	2,449	1.0%
Victory Buyer, LLC (c)	Industrials	L+7.00% (7.50%), 11/15/2029	14,304	14,161	14,161	6.0%
Subtotal Senior Secured Second Lien Debt				$53,561	$54,001	22.9%

Subordinated Debt- 10.3% (b)
Luna Sub 2, LLC (c) (k)	Financials	L+7.75% (9.00%), 12/31/2028	24,500	24,412	24,412	10.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Subtotal Subordinated Debt				$24,412	$24,412	10.3%

Equity/Other - 13.5% (b) (d)
Luna Sub 2, LLC (c) (e) (k)	Financials		29,908,561	30,742	30,742	13.0%
Jakks Pacific, Inc. (c) (e) (j)	Consumer		783	13	116	0.1%
Point Broadband Acquisition, LLC (c) (e)	Telecom		954,667	955	955	0.4%
Subtotal Equity/Other				$31,710	$31,813	13.5%

Total Investments- 219.2% (b)				$515,192	$517,300	219.2%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At December 31, 2021, qualifying assets represent 94.5% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of December 31, 2021.
(c)    The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors (as defined below) as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)    All amounts are in thousands except share amounts.
(e)    Non-income producing at December 31, 2021.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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
(k)    The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as “controlled”.
(l)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.8 basis points per day with Macquarie US Trading LLC, dated December 30, 2021, due February 28, 2022.
(m)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.8 basis points per day with Macquarie US Trading LLC, dated December 22, 2021, due February 18, 2022.
(n)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.8 basis points per day with Macquarie US Trading LLC, dated December 22, 2021, due February 18, 2022.
(o)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.8 basis points per day with Macquarie US Trading LLC, dated December 10, 2021, due February 08, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2021:

	At December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$104,748	20.3%
Financials	81,582	15.8%
Business Services	68,962	13.3%
Industrials	63,811	12.3%
Software/Services	61,346	11.9%
Media/Entertainment	36,969	7.1%
Consumer	29,945	5.8%
Food & Beverage	24,533	4.7%
Chemicals	16,577	3.2%
Telecom	13,136	2.5%
Transportation	5,488	1.1%
Paper & Packaging	4,960	1.0%
Utilities	4,614	0.9%
Technology	629	0.1%
Total	$517,300	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Note 1 - Organization
Franklin BSP Capital Corporation (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware limited liability company on January 29, 2020 and converted to a Delaware corporation on September 23, 2020 pursuant to which Franklin BSP Capital Corporation succeeded to the business of Franklin BSP Capital L.L.C. The Company commenced investment operations on January 7, 2021.
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
The Company’s investment objective is to generate both current income capital and capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. The Company defines middle market companies as those with annual revenues up to $1 billion, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions.
The Company is conducting a private placement of shares of its common stock, par value $0.01 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Each investor in the private placement will make a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors will be required to make capital contributions to purchase shares of Common Stock (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which will be delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.
The Company is also conducting a private placement of shares of its preferred stock designated as series A convertible preferred stock (the “Series A Preferred Stock”) in reliance on exemption from the registration requirements of the Securities Act. See Note 10 - Preferred Stock for the terms of such preferred stock, including liquidation preference, distributions, and rights regarding conversion to shares of Common Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies.
We have also formed and expect to continue to form consolidated subsidiaries (the "Consolidated Holding Companies"). The Company consolidates the following subsidiaries for accounting purposes: FBCC Lending I, LLC, and FBCC EEF Holdings LLC. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.
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
For the year ended December 31, 2021
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by the Company's board of directors (the “Board of Directors”); and
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the year ended December 31, 2021, and the period ended December 31, 2020, there were no reimbursements from the Adviser.

In connection with the Company’s private placement of shares of it’s Series A Preferred Stock, the Company incurred various offering costs. These costs are capitalized as a deferred cost and included within redeemable convertible preferred stock Series A on the consolidated statement of assets and liabilities as the preferred shares are issued. The costs are not subject to reimbursement from the Adviser.
Deferred Financing Costs
Financing costs incurred in connection with the Company’s revolving credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings.
Convertible Preferred Stock
We record shares of convertible preferred stock based on proceeds received net of offering costs on the date of issuance. Redeemable preferred stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity and is reported separately from liabilities and net assets attributable to common stock within the consolidated statements of assets and liabilities.
Distributions
The Company’s Board of Directors authorizes and declares cash distributions payable on a quarterly basis to stockholders of record on each record date. The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s Board of Directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.
The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions. See Note 13 - Income Tax Information and Distributions to Stockholders for additional information.

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
For the year ended December 31, 2021
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
Non-accrual Income
Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest, which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
Income Taxes
The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year's tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts.
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof. See Note 13 - Income Tax Information and Distributions to Stockholders for additional information.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
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
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the year ended December 31, 2021
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$48,991	$358,083	$407,074
Senior Secured Second Lien Debt	—	11,641	42,360	54,001
Subordinated Debt	—	—	24,412	24,412
Equity/Other	—	—	31,813	31,813
Total	$—	$60,632	$456,668	$517,300
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Paid-in-kind interest income	111	—	9	—	120
Net unrealized gains	1,336	276	—	104	1,716
Purchases	362,573	42,074	24,999	31,709	461,355
Market discount / premium	302	10	9	—	321
Sales and redemptions	(6,311)	—	(1,148)	—	(7,459)
Net realized gains from investments	72	—	543	—	615
Balance as of December 31, 2021	$358,083	$42,360	$24,412	$31,813	$456,668
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$1,336	$276	$—	$104	$1,716
For the year ended December 31, 2021, there were no transfers between levels of the fair value hierarchy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
The composition of the Company’s investments as of December 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$405,509	$407,074	78.7%
Senior Secured Second Lien Debt	53,561	54,001	10.4
Subordinated Debt	24,412	24,412	4.7
Equity/Other	31,710	31,813	6.2
Total	$515,192	$517,300	100.0%

The Company commenced investment operations on January 7, 2021 and, as a result, did not have investments as of December 31, 2020.

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$218,428	Discounted Cash Flow	Market Yield	6.25%	9.87%	7.63%
Senior Secured First Lien Debt (c)	98,540	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	41,115	Yield Analysis	Market Yield	5.60%	8.78%	7.19%
Senior Secured Second Lien Debt (c)	21,136	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	11,569	Discounted Cash Flow	Market Yield	7.00%	7.25%	7.13%
Senior Secured Second Lien Debt	9,655	Yield Analysis	Market Yield	8.03%	10.67%	8.77%
Subordinated Debt (b)(c)	24,412	N/A	N/A	N/A	N/A	N/A
Equity/Other (c)	31,697	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	116	Discounted Cash Flow	Market Yield	9.75%	9.75%	9.75%
Total	$456,668
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
The Company commenced investment operations on January 7, 2021 and, as a result, did not have investments as of December 31, 2020.
Note 4 - Related Party Transactions
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement with the Adviser in which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
As of December 31, 2021, and December 31, 2020, $0.5 million and $0 was payable to the Adviser for Management Fees, respectively.
For the year ended December 31, 2021 and for the period ended December 31, 2020, the Company incurred $1.1 million and $0, respectively, in Management Fees under the Investment Advisory Agreement.
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
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly.
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
For the year ended December 31, 2021
•For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.8175% (7.27% annualized), the incentive fee on income equals 17.5% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the year ended December 31, 2021 and for the period ended December 31, 2020, the Company incurred $0.7 million and $0, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on cumulative realized capital gains of the Company net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). Prior to a Liquidity Event, this fee equals 15% of the Company’s incentive fee capital gains, which equals realized capital gains of the Company on a cumulative basis from the date of the Company’s election to be regulated as a BDC, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations. Following a Liquidity Event, the incentive fee on capital gains during operations equals 17.5% of the Company’s incentive fee capital gains calculated as described above, on a cumulative basis from the date of the Company’s election to be regulated as a BDC.

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
For the year ended December 31, 2021 and for the period ended December 31, 2020, the Company accrued $0.4 million and $0, respectively, in incentive fees on capital gains in accordance with GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of December 31, 2021 and December 31, 2020, $0.7 million and $0 was payable to BSP under the Administration Agreement, respectively.
For the year ended December 31, 2021 and for the period ended December 31, 2020, the Company incurred $0.7 million and $0, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted the Company exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.
Due to Related Party
Included within other liabilities on the consolidated statement of assets and liabilities as of December 31, 2021, and December 31, 2020, are $1.7 million and $1.0 million of payables to Affiliated Funds or the Adviser, respectively.
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
On December 15, 2021, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $200.0 million to $250.0 million on a committed basis.
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
For the year ended December 31, 2021
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

The following table represents facility borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$250,000	$190,000	$(2,174)	$187,826
MS Subscription Facility	4/22/2022	50,000	49,900	(186)	49,714
Total		$300,000	$239,900	$(2,360)	$237,540
The weighted average annualized interest cost for all facility borrowings for the year ended December 31, 2021 was 2.32%. The average daily debt outstanding for facility borrowings for the year ended December 31, 2021 was $106.9 million. The maximum debt outstanding for facility borrowings for the year ended December 31, 2021 was $264.9 million.

Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2021 and 2020, the Company had short-term borrowings outstanding of $41.3 million and $0, respectively. For the year ended December 31, 2021 and for the period ended December 31, 2020, the Company recorded interest expense of $0.1 million and $0, respectively, in connection with short-term borrowings. For the period October 29, 2021 through December 31, 2021 (period for which the Company had short-term borrowings), the Company had an average outstanding balance of short-term borrowings of $19.3 million and bore interest at a weighted average rate of 0.01%.
The following table represents interest and debt fees for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	L+2.25%	0.50%	$1,787	$365	$340
MS Subscription Facility	L+2.00%	0.30%	654	282	14
Short-term borrowings			97	—	—
Total			$2,538	$647	$354
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees and custody fees.

As of December 31, 2020, the Company did not have any borrowings.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, accounts payable, and short-term borrowings approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature.
At December 31, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of December 31, 2021	Fair Value as of December 31, 2021
MS Credit Facility	3	$190,000	$190,000
MS Subscription Facility	3	49,900	49,900
Total		$239,900	$239,900
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $63.0 million, and unfunded commitments on revolver term loans of $27.8 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of December 31, 2021, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,522	$627
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,037	2,037
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,240
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,312	1,312
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,574	4,574
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,198	5,198
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,559	1,559
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	1,559
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,484
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,794	2,350
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	998

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	683
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,809	1,809
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	316
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,293	2,293
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Luna Sub 2, LLC	Subordinated Debt	Delayed Draw	11,000	11,000
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed Draw	3,016	3,016
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	3,429
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,468	1,876
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,665	3,665
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,905	668
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,164	3,581
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	2,508
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	218
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	3,001
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	171
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	1,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,983
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	960	960
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,917	5,521
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,670
			$99,231	$90,801
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
Note 8 - Capital
Investor Commitments
As of December 31, 2021 and December 31, 2020, the Company had $601.3 million and $136.0 million, respectively, in total capital commitments of Common Stock and Series A Preferred Stock, of which $365.2 million and $136.0 million, respectively, were unfunded.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
As of December 31, 2021 and December 31, 2020, the Company had $573.8 million and $136.0 million, respectively, in total capital commitments of Common Stock, of which $342.7 million and $136.0 million, respectively, were unfunded.
As of December 31, 2021 and December 31, 2020, the Company had $27.5 million and $0, respectively, in total capital commitments of Series A Preferred Stock, of which $22.5 million and $0, respectively, were unfunded.
Capital Drawdowns
The following tables summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2021 and period ended December 31, 2020:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2021
January 7, 2021	1,333,333	$20,000
March 11, 2021	1,333,333	20,000
June 2, 2021	1,665,196	25,000
June 29, 2021	1,665,196	25,000
August 3, 2021	1,644,778	24,940
November 2, 2021	1,904,137	29,000
December 3, 2021	792,324	12,122
December 27, 2021	4,870,481	74,957
Total Capital Drawdowns	15,208,778	$231,019

Share Issue Date	Shares Issued	Net Proceeds Received
For the period ended December 31, 2020
October 1, 2020	100	$2
Total Capital Drawdowns	100	$2
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
The following tables summarizes the total shares issued and proceeds related to capital drawdowns of Series A Preferred Stock:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2021
December 27, 2021	5,000	$4,992
Total Capital Drawdowns	5,000	$4,992

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
Note 9 - Common Stock
The following table reflects the net assets attributable to common stock activity for the year ended December 31, 2021 and for the period ended December 31, 2020:

	Common stock - shares	Common stock - par		Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of January 29, 2020 (date of inception)	$—	$—		$—	$—	$—
Net loss	—	—		—	(414)	(414)
Issuance of common stock, net of issuance costs	100	—	(1)	2	—	2
Balance as of December 31, 2020	100	$—	(1)	$2	$(414)	$(412)
Net investment income	—	—		—	4,143	4,143
Net realized gain from investment transactions	—	—		—	618	618
Net change in unrealized appreciation on investments	—	—		—	2,108	2,108
Issuance of common stock, net of issuance costs	15,208,778	15		231,004	—	231,019
Distributions to stockholders	—	—		—	(2,293)	(2,293)
Reinvested dividends	51,886	—		790	—	790
Balance as of December 31, 2021	15,260,764	$15		$231,796	$4,162	$235,973
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
The following table reflects the Common Stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	$15,208,778	$231,019
Shares Issued through DRIP	51,886	790
Share Repurchases	—	—
	15,260,664	$231,809

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors (the “Investors,” and each, an “Investor”), pursuant to which the Investors made new capital commitments to purchase shares of the Company’s Series A Preferred Stock, in a total aggregate amount of $27.5 million. Pursuant to their respective Preferred Subscription Agreements, each Investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days’ prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
On December 27, 2021, the Company issued 5,000 shares of Series A Preferred Stock. The Company received approximately $5.0 million in total net proceeds from the sale of the Series A Preferred Stock and incurred approximately $0.01 million in stock offering costs as part of the sale.
As of December 31, 2021, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 5,000 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
Each holder of Series A Preferred Stock is entitled to a Liquidation Preference of $1,000.00 per share plus all dividends accrued and unpaid thereon. With respect to distributions, including the payment of dividends and distribution of the Company’s assets upon liquidation, dissolution, or winding-up, whether voluntary or involuntary, the Series A Preferred Stock will be senior to shares of Common Stock, will rank on parity with any other class or series of preferred stock that the Company is authorized to issue pursuant to its certificate of incorporation, whether such class or series is now existing or is created in the future, to the extent of the aggregate Liquidation Preference, which amount includes all accrued but unpaid dividends and will be subordinate to the rights of holders of our senior indebtedness.
Dividends are payable on each outstanding share of Series A Preferred Stock quarterly in arrears at a rate equal to (1) for each fiscal quarter ending on or before September 30, 2022 (the “Initial Dividend Period”), the dividends that would have been paid in respect of each share of Series A Preferred Stock if it had been converted into a share of the Company’s Common Stock, on the first day of such quarter (or the date of issuance in the case of shares of Series A Preferred Stock issued after the first day of such quarter) at the applicable Conversion Rate (as defined below) and (2) for each quarter after the Initial Dividend Period, the greater of (i) an amount equal to $10.00 per share, subject to proration if such share is not outstanding for the full quarter, and (ii) the dividends that would have been paid in respect of such share of Series A Preferred Stock if it had been converted into a share of Common Stock on the first day of such quarter (or the date of issuance in the case of shares of Series A Preferred Stock issued after the first day of such quarter) at the applicable Conversion Rate. During the year ended December 31, 2021, no dividends were declared.
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a Liquidity Event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a Liquidity Event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of December 31, 2021, a Liquidity Event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
The following table presents the activity in the Company’s Series A Preferred Stock for the period ended December 31, 2021:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	5,000	5,000
Dividends paid in Preferred Stock	—	—
Offering costs	—	(8)
Amortization of offering costs	—	0 (1)
Ending Balance, December 31, 2021	5,000	$4,992
(1) Less than $1.
Note 11 - Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2021. The following information sets forth the computation of the weighted average basic net increase in net assets per share resulting from operations for the year ended December 31, 2021.

Year Ended December 31,
Numerator	2021
Net increase in net assets resulting from operations attributable to common stockholders	$6,869
Less: Distributed Earnings to Series A Redeemable Preferred Stock Dividends in current period	—
Undistributed profit attributable to shares of common stock	$6,869

Denominator
Weighted average common shares outstanding	5,301,096
Basic and diluted earnings per share	$1.30

Note 12 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2021
October 28, 2021	October 28, 2021	November 15, 2021	$0.30

Note 13 — Income Tax Information and Distributions to Stockholders
The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If the Company's expenses in a given taxable year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), it would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that it is required to distribute and that is taxable to stockholders even if such taxable income is greater than the aggregate net income the Company actually earned during those taxable years. Such required distributions may be made from the Company cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, the Company may make a larger capital gain distribution than it would have made in the absence of such transactions. The tax character of distributions for the fiscal year ended December 31, 2021 was as follows:

	For the year ended December 31, 2021
Ordinary income distributions*	$2,293	100.0%
Capital gains distributions	—	—
Return of capital	—	—
Total distributions	$2,293	100.0%

*(Unaudited) Includes 92.62% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.
For the year ended December 31, 2021 the components of accumulated gain and losses on a tax basis were as follows:

For the year ended December 31, 2021
Undistributed ordinary income	$3,036
Undistributed capital loss carryforward	—
Total undistributed net earnings	3,036
Net unrealized gain on investments	2,108
Other accumulated loss on investments	(386)
Total undistributed taxable income	$4,758

As of December 31, 2021, the Company did not have any short-term or long-term capital loss carryforwards.

At December 31, 2021, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes are as follows:

December 31, 2021
Tax cost	$515,192
Gross unrealized appreciation	2,407
Gross unrealized depreciation	(299)

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
During the year ended December 31, 2021, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable earnings	Paid in capital
2021	$596	$(596)

These differences primarily relate to non-deductible offering costs. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2021 is an estimate and will not be finally determined until the
Company files its 2021 tax return.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's current tax year and 2020 federal tax return remain subject to examination by the Internal Revenue Service.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
Note 14 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the period from January 7, 2021 to December 31, 2021:

For the period from January 7, 2021 to December 31, 2021
Per share data:
Net asset value attributable to common stock, beginning of period	$15.00
Results of operations (1)
Net investment income	0.78
Net realized and unrealized gain on investments	0.52
Net increase in net assets resulting from operations attributable to common stock	1.30
Common Stockholder distributions (2)
Common Stockholder distributions from net investment income	(0.30)
Net decrease in net assets resulting from common stockholder distributions	(0.30)
Capital share transactions
Issuance of common stock (3)	—
Net increase (decrease) in net assets resulting from capital share transactions	—
Other (4)	(0.54)
Net asset value attributable to common stock, end of period	$15.46
Common stock shares outstanding at end of period	15,260,764
Total return (5)	3.08%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of year	$235,973
Ratio of net investment income to average net assets attributable to common stock	3.49%
Ratio of total expenses to average net assets attributable to common stock (6)	7.76%
Ratio of incentive fees to average net assets attributable to common stock (7)	0.93%
Ratio of net expenses to average net assets attributable to common stock (8)	6.83%
Ratio of debt related expenses to average net assets attributable to common stock	2.98%
Portfolio turnover rate (9)	3.46%
—–—–—–—–—–
(1) The per share data was derived by using the weighted average common shares outstanding during the period.
(2) The per share data for distributions reflects the actual amount of Common Stock distributions declared per share during the year.
(3) The issuance of Common Stock on a per share basis reflects the incremental net asset value attributable to Common Stock changes as a result of the issuance of shares of Common Stock.
(4) Represents the impact of calculating certain per share amounts based on weighted average common shares outstanding during the period and certain per share amounts based on common shares outstanding as of year end.
(5) Total return is calculated assuming a purchase of shares of Common Stock at the current net asset value attributable to Common Stock on the first day and a sale at the current net asset value attributable to Common Stock on the last day of the periods reported. Common Stock distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(6) Ratio of total expenses to average net assets attributable to Common Stock is calculated using total operating expenses, including income tax expense over average net assets attributable to Common Stock.
(7) Represents gross incentive fees, prior to any incentive fee waivers. Incentive fees for the first twelve calendar quarters are waived, refer to Note 4 - Related Party Transactions for additional details.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
(8) Ratio of net expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets attributable to common stock.
(9) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
Note 15 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2021:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at December 31, 2021
Control Investments
Luna Sub 2, LLC (2)	Equity/Other	Financials	$—	$—	$30,742	$—	$—	$—	$30,742
Luna Sub 2, LLC (2)	Subordinated Debt	Financials	12	—	24,412	—	—	—	24,412
Total Control Investments			$12	$—	$55,154	$—	$—	$—	$55,154

Affiliate Investments
Jakks Pacific, Inc. (2)	Equity/Other	Consumer	$12	$—	$13	$—	$—	$103	$116
Jakks Pacific, Inc. (2) (3)	Senior Secured First Lien Debt	Consumer	27	—	464	(489)	24	—	—
Jakks Pacific, Inc. (2) (3)	Subordinated Debt	Consumer	22	—	605	(1,147)	543	—	—
Total Affiliate Investments			$61	$—	$1,082	$(1,636)	$567	$103	$116
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
(2) The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(3) Investment no longer held as of December 31, 2021.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021
Note 16 - Subsequent Events
In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
On January 31, 2022, the Company entered into a third amendment to the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce (“CIBC”) as a lender.
On February 4, 2022, the Company’s Board of Directors declared a distribution of $0.30 per share of Common Stock, which is payable on February 22, 2022 to stockholders of record as of January 31, 2022.
On February 4, 2022, the Company’s Board of Directors declared a distribution of $19.49 per share of Series A Preferred Stock, which is payable on February 22, 2022 to stockholders of record as of January 31, 2022.
On March 8, 2022, the Company entered into Preferred Subscription Agreements with certain Investors, pursuant to which the Investors made new capital commitments to purchase shares of the Company’s Series A Preferred Stock, in a total aggregate amount of approximately $50.0 million. Pursuant to their respective Preferred Subscription Agreements, each Investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days’ prior notice at a per-share price equal to the Liquidation Preference. The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.