Form 10-Q
period 2022-03-31
Franklin BSP Capital Corp
filed 2022-05-13
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 11, 2022 was 15,360,674.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $55,164 and $55,154, respectively)	$55,242	$55,154
Affiliate Investments, at fair value (amortized cost of $14 and $13, respectively)	118	116
Non-affiliate Investments, at fair value (amortized cost of $490,358 and $460,025, respectively)	491,649	462,030
Investments, at fair value (amortized cost of $545,536 and $515,192, respectively)	547,009	517,300
Cash and cash equivalents	9,516	12,860
Deferred offering costs	115	127
Interest receivable	4,892	2,324
Receivable for unsettled trades	573	166
Capital call receivable	11	8,402
Prepaid expenses and other assets	63	74
Total assets	$562,179	$541,253

Liabilities:
Debt (net of deferred financing costs of $2,488 and $2,360, respectively)	$288,412	$237,540
Short-term borrowings	21,148	41,302
Management fees payable	680	526
Accounts payable and accrued expenses	1,723	2,261
Payable for unsettled trades	5,504	15,226
Interest and debt fees payable	577	474
Directors' fees payable	35	—
Other liabilities	1,440	2,959
Total liabilities	319,519	300,288
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 5,000 issued and outstanding at March 31, 2022, and December 31, 2021, respectively	4,992	4,992

Net assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 15,360,466 issued and outstanding at March 31, 2022, and 15,260,764 issued and outstanding at December 31, 2021	15	15
Additional paid in capital	232,734	231,200
Total distributable earnings	4,919	4,758
Total net assets attributable to common stock	237,668	235,973
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$562,179	$541,253

Net asset value per share attributable to common stock	$15.47	$15.46

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except, share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Investment income:
From control investments
Interest income	$561	—
Dividend income	673	—
Total investment income from control investments	1,234	—
From affiliate investments
Interest income	6	22
Total investment income from affiliate investments	6	22
From non-affiliate investments
Interest income	8,186	119
Fee and other income	185	1
Total investment income from non-affiliate investments	8,371	120
Interest from cash and cash equivalents	0 (1)	—
Total investment income	9,611	142
Operating expenses:
Management fees	680	59
Incentive fee on income	818	—
Incentive fee on capital gains	(93)	—
Interest and debt fees	2,245	38
Professional fees	409	240
Other general and administrative	283	226
Amortization of offering costs	13	139
Administrative services	47	25
Directors' fees	156	92
Total expenses before incentive fee waiver	4,558	819
Incentive fee waiver	(725)	—
Expenses, net of incentive fee waiver	3,833	819
Net investment income (loss) before income taxes	5,778	(677)
Income tax expense, including excise tax	323	55
Net investment income (loss)	5,455	(732)

Realized and unrealized gain (loss):
Net realized gain
Non-affiliate investments	12	—
Total net realized gain	12	—
Net change in unrealized appreciation (depreciation) on investments
Control investments	78	—
Affiliate investments	1	122
Non-affiliate investments	(713)	281
Total net change in unrealized appreciation (depreciation) on investments	(634)	403
Net realized and unrealized gain (loss)	(622)	403

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except, share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Net increase (decrease) in net assets resulting from operations	$4,833	$(329)

Per share information - basic and diluted
Net investment income (loss)	$0.36	$(0.48)
Earnings per share	$0.30	$(0.22)
Weighted average common shares outstanding	15,306,182	1,526,025
—–—–—–—–—–
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Operations:
Net investment income (loss)	$5,455	$(732)
Net realized gain from investments	12	—
Net change in unrealized appreciation (depreciation) on investments	(634)	403
Net increase (decrease) in net assets resulting from operations	4,833	(329)
Stockholder distributions:
Common stockholder distributions	(4,575)	—
Series A redeemable convertible preferred stock distributions	(97)	—
Net decrease in net assets from stockholder distributions	(4,672)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	—	40,000
Reinvestment of common stockholder distributions	1,534	—
Net increase in net assets attributable to common stock from capital share transactions	1,534	40,000
Total increase in net assets attributable to common stock	1,695	39,671
Net assets at beginning of period attributable to common stock	235,973	(412)
Net assets at end of period attributable to common stock	$237,668	$39,259

Net asset value per share attributable to common stock	$15.47	$14.72
Common shares outstanding at end of period	15,360,466	2,666,765

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations	$4,833	$(329)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(164)	(6)
Net accretion of discount on investments	(328)	(8)
Amortization of deferred financing costs	243	12
Amortization of deferred offering costs	12	—
Sales and repayments of investments	4,415	18
Purchases of investments	(34,254)	(35,871)
Net realized gain from investments	(12)	—
Net change in unrealized (appreciation) depreciation on investments	634	(403)
(Increase) decrease in operating assets:
Interest receivable	(2,568)	(67)
Receivable for unsettled trades	(407)	(18)
Prepaid expenses and other assets	11	(3,211)
(Increase) decrease in operating liabilities:
Management fees payable	154	59
Accounts payable and accrued expenses	(538)	600
Payable for unsettled trades	(9,722)	12,574
Interest and debt fees payable	103	25
Due to affiliate	—	(117)
Directors' fees payable	35	—
Other liabilities	(1,519)	92
Net cash used in operating activities	(39,072)	(26,650)

Financing activities
Proceeds from issuance of shares of common stock	8,391	39,860
Decrease in deferred offering costs	—	139
Proceeds from debt	51,000	30,000
Repayments on short-term borrowings	(20,154)	—
Payments of financing costs	(371)	(1,120)
Common stockholder distributions	(3,138)	—
Net cash provided by financing activities	35,728	68,879

Net increase (decrease) in cash and cash equivalents	(3,344)	42,229
Cash and cash equivalents, beginning of period	12,860	2
Cash and cash equivalents, end of period	$9,516	$42,231

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Supplemental information:
Interest paid during the period	$1,876	$—
Taxes, including excise tax, paid during the period	$273	$55
Distributions reinvested	$1,534	$—
Accretion of redemption value of Series A redeemable convertible preferred stock	0 (1)	$—
—–—–—–—–—–
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
March 31, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 183.7% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	4,183	$4,113	$4,247	1.8%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (7.01%), 7/1/2027	20,019	19,661	19,668	8.3%
Acrisure, LLC (h)	Financials	L+4.25% (4.75%), 2/16/2027	4,616	4,585	4,590	1.9%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.25%), 5/7/2027	1,150	1,150	1,131	0.5%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	5,800	5,697	5,702	2.4%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (4.75%), 6/9/2028	2,054	2,050	2,029	0.9%
Armada Parent, Inc. (c)	Industrials	L+5.75% (6.50%), 10/29/2027	204	204	200	0.1%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.50%), 10/29/2027	20,315	19,935	19,937	8.4%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (4.25%), 7/17/2028	5,612	5,586	5,456	2.3%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+6.00% (6.93%) 4.00% PIK, 6/18/2027	3,622	3,622	3,554	1.5%
Aventine Holdings, LLC (c) (h) (m)	Media/Entertainment	L+6.00% (6.93%) 4.00% PIK, 6/18/2027	11,548	11,329	11,329	4.8%
Aventine Holdings, LLC (c) (l)	Media/Entertainment	10.25%, 6/18/2027	10,198	9,952	9,955	4.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (7.26%), 12/29/2028	1,559	1,559	1,525	0.6%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+6.25% (7.26%), 12/29/2028	9,356	9,150	9,153	3.9%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	8,857	8,737	8,742	3.7%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (6.25%), 1/29/2026	1,332	1,332	1,332	0.6%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+5.50% (6.25%), 1/29/2026	5,965	5,931	5,965	2.5%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	2,648	2,648	2,648	1.1%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	86	86	86	—%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	7,612	7,474	7,612	3.2%
Community Brands Parentco, LLC (c) (h)	Software/Services	S+5.75% (6.50%), 2/24/2028	9,221	9,038	9,038	3.8%
Division Holding Corp. (h)	Business Services	L+4.75% (5.50%), 5/26/2028	3,770	3,736	3,732	1.6%
FGT Purchaser, LLC (c)	Consumer	L+5.50% (6.51%), 9/13/2027	381	381	374	0.2%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	9,732	9,545	9,555	4.0%
Florida Food Products, LLC (h)	Food & Beverage	L+5.00% (5.75%), 10/18/2028	12,728	12,488	12,537	5.3%
FR Flow Control Luxco 1 Sarl (c) (h)	Industrials	L+5.50% (6.50%), 3/31/2028	4,484	4,439	4,439	1.9%
Galway Borrower, LLC (c)	Financials	L+5.25% (6.26%), 9/29/2028	163	163	160	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.26%), 9/29/2028	11,956	11,747	11,734	4.9%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
March 31, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+3.75% (4.50%), 4/28/2028	3,592	$3,519	$3,560	1.5%
Gordian Medical, Inc. (h)	Healthcare	L+6.25% (7.26%), 1/31/2027	4,439	4,335	4,339	1.8%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+6.00% (6.50%), 11/12/2026	4,642	4,556	4,618	1.9%
IG Investments Holdings, LLC (c)	Business Services	P+5.00% (8.50%), 9/22/2027	126	126	125	0.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (7.01%), 9/22/2028	8,078	7,926	7,998	3.4%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (7.01%), 9/22/2028	146	144	144	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,137	0.9%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (6.50%), 12/10/2027	413	413	405	0.2%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	L+5.75% (6.50%), 12/10/2027	11,205	10,993	10,992	4.6%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	L+4.75% (5.75%), 3/20/2028	5,494	5,469	5,494	2.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.76%), 9/30/2027	7,322	7,187	7,188	3.0%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+6.50% (7.50%), 7/29/2026	1,286	1,286	1,286	0.5%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	21,557	21,173	21,557	9.1%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 10/19/2027	6,573	6,451	6,451	2.7%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	2,462	2,462	2,462	1.0%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/6/2026	247	247	247	0.1%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	11,408	11,110	11,408	4.8%
Pilot Air Freight, LLC (c) (h)	Transportation	L+5.00% (6.00%), 7/25/2024	3,600	3,561	3,600	1.5%
Pilot Air Freight, LLC (c) (h)	Transportation	L+5.00% (6.01%), 7/25/2024	935	935	935	0.4%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	7,499	7,368	7,368	3.1%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	2,680	2,631	2,633	1.1%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 9/29/2028	8,773	8,566	8,569	3.6%
Relativity Oda, LLC (c) (h)	Software/Services	L+6.50% (7.50%) PIK, 5/12/2027	2,093	2,050	2,041	0.9%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (8.25%), 10/19/2027	376	376	368	0.2%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+5.75% (6.75%), 10/19/2027	3,356	3,297	3,298	1.4%
Roadsafe Holdings, Inc. (c) (h)	Industrials	P+4.75% (8.25%), 10/19/2027	1,900	1,900	1,868	0.8%
RSC Acquisition, Inc. (c) (h)	Financials	L+5.50% (6.51%), 10/30/2026	3,531	3,525	3,531	1.5%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	L+6.00% (6.75%), 11/18/2027	501	501	492	0.2%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (6.75%), 11/18/2027	15,043	14,756	14,760	6.2%
SCIH Salt Holdings, Inc. (h)	Industrials	L+4.00% (4.75%), 3/16/2027	1,109	1,104	1,089	0.5%
Sherlock Buyer Corp. (c) (h)	Business Services	L+5.75% (6.50%), 12/8/2028	5,039	4,940	4,943	2.1%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
March 31, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.25%), 10/1/2027	16,088	$15,787	$15,793	6.6%
SitusAMC Holdings Corp. (c) (h)	Financials	L+5.75% (6.50%), 12/22/2027	6,822	6,758	6,757	2.8%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.76%), 7/14/2028	626	618	618	0.3%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	4,947	4,902	4,947	2.1%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (6.73%), 6/16/2027	41	41	41	—%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.73%), 6/16/2028	3,893	3,832	3,833	1.6%
Tecta America Corp. (h)	Industrials	L+4.25% (5.00%), 4/6/2028	3,891	3,857	3,847	1.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.79%), 5/18/2028	1,451	1,445	1,451	0.6%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	1,072	1,072	1,053	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	8,788	8,632	8,634	3.6%
Triple Lift, Inc. (c) (h)	Software/Services	S+5.75% (6.58%), 5/5/2028	12,025	11,806	12,025	5.1%
TSL Engineered Products, LLC (c) (h)	Industrials	S+4.75% (5.50%), 1/7/2028	3,910	3,876	3,910	1.7%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (6.25%), 11/18/2027	193	193	190	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.25%), 11/18/2027	5,495	5,385	5,392	2.3%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.51%), 7/19/2028	8,640	8,483	8,479	3.6%
Vensure Employer Services, Inc. (c) (h)	Business Services	L+4.75% (5.50%), 3/26/2027	4,107	4,076	4,107	1.7%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.00%), 5/26/2026	433	433	422	0.2%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+6.00% (7.00%), 5/26/2026	3,707	3,643	3,614	1.5%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.76%), 6/22/2028	3,074	3,074	3,019	1.3%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.76%), 6/22/2026	100	100	98	—%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.76%), 6/22/2028	12,649	12,414	12,424	5.2%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (6.50%), 7/16/2026	382	382	375	0.2%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.76%), 7/16/2028	13,532	13,287	13,289	5.6%
Subtotal Senior Secured First Lien Debt				$435,616	$436,654	183.7%

Senior Secured Second Lien Debt - 22.7% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+7.25% (8.00%), 6/11/2029	6,010	$5,951	$6,025	2.5%
Asp Ls Acquisition Corp. (c) (h)	Transportation	L+7.50% (8.25%), 4/30/2029	935	926	939	0.4%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029	4,645	4,601	4,570	1.9%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029	6,080	6,035	6,080	2.6%
Proofpoint, Inc. (h)	Software/Services	L+6.25% (6.76%), 8/31/2029	3,681	3,666	3,659	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
March 31, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
RealPage, Inc. (h)	Software/Services	L+6.50% (7.25%), 4/23/2029	5,445	$5,368	$5,452	2.3%
Tecta America Corp. (c) (h)	Industrials	L+8.50% (9.25%), 4/6/2029	2,155	2,105	2,155	0.9%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.54%), 5/18/2029	1,370	1,357	1,370	0.6%
TRC Cos, Inc. (c) (h)	Industrials	L+6.75% (7.25%), 12/7/2029	7,045	6,980	6,975	2.9%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029	2,449	2,426	2,449	1.0%
Victory Buyer, LLC (c) (h)	Industrials	L+7.00% (7.50%), 11/15/2029	14,304	14,167	14,161	6.0%
Subtotal Senior Secured Second Lien Debt				$53,582	$53,835	22.7%

Subordinated Debt- 10.3% (b)
Encina Equipment Finance, LLC (c) (k)	Financials	L+7.75% (9.00%), 12/31/2028	24,500	$24,422	$24,500	10.3%
Subtotal Subordinated Debt				$24,422	$24,500	10.3%

Equity/Other - 13.5% (b) (d)
Encina Equipment Finance, LLC (c) (k)	Financials		29,908,561	$30,742	$30,742	12.9%
Jakks Pacific, Inc. (c) (j)	Consumer		783	14	118	0.1%
Point Broadband Acquisition, LLC (c) (e)	Telecom		1,159,828	1,160	1,160	0.5%
Subtotal Equity/Other				$31,916	$32,020	13.5%

Total Investments- 230.2% (b)				$545,536	$547,009	230.2%
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At March 31, 2022, qualifying assets represent 94.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of March 31, 2022.
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
(e)    Non-income producing at March 31, 2022.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
March 31, 2022
(Unaudited)
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
(l)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.11 basis points per day with Macquarie US Trading LLC, dated April 19, 2022, due June 3, 2022.
(m)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.11 basis points per day with Macquarie US Trading LLC, dated April 19, 2022, due June 3, 2022.

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2022:

	At March 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$109,149	20.0%
Financials	82,014	15.0%
Software/Services	72,582	13.3%
Industrials	69,878	12.8%
Business Services	69,614	12.7%
Media/Entertainment	40,631	7.4%
Consumer	31,008	5.7%
Food & Beverage	26,654	4.9%
Chemicals	16,533	3.0%
Telecom	13,289	2.4%
Transportation	5,474	1.0%
Paper & Packaging	4,947	0.9%
Utilities	4,618	0.8%
Technology	618	0.1%
Total	$547,009	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 172.5% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	4,183	$4,108	$4,309	1.8%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (6.75%), 7/1/2027	20,069	19,693	19,701	8.4%
Acrisure, LLC (h)	Financials	L+4.25% (4.75%), 2/16/2027	4,628	4,594	4,620	2.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	5,815	5,706	5,711	2.4%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.25%), 5/7/2027	895	895	879	0.4%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.50%), 10/29/2027	20,366	19,966	19,971	8.5%
Armada Parent, Inc. (c)	Industrials	L+5.75% (6.50%), 10/29/2027	204	204	200	0.1%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (4.75%), 6/9/2028	2,060	2,055	2,052	0.9%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (4.25%), 7/17/2028	5,626	5,599	5,592	2.4%
Aventine Holdings, LLC (c) (m)	Media/Entertainment	10.25%, 6/18/2027	10,198	9,944	9,944	4.2%
Aventine Holdings, LLC (c) (n)	Media/Entertainment	L+6.00% (6.75%), 6/18/2027	11,434	11,206	11,207	4.8%
BCPE Oceandrive Buyer, Inc. (c) (l)	Healthcare	L+6.25% (7.00%), 12/29/2028	9,356	9,146	9,146	3.9%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	8,880	8,755	8,758	3.7%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (6.25%), 1/29/2026	445	444	445	0.2%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+5.25% (6.25%), 1/29/2026	5,980	5,944	5,980	2.5%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	2,654	2,654	2,654	1.1%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	7,631	7,486	7,631	3.2%
Division Holding Corp. (h)	Business Services	L+4.75% (5.50%), 5/26/2028	3,780	3,744	3,782	1.6%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	9,756	9,569	9,571	4.1%
FGT Purchaser, LLC (c)	Consumer	L+5.50% (6.50%), 9/13/2027	293	293	287	0.1%
Florida Food Products, LLC (h)	Food & Beverage	L+5.00% (5.75%), 10/18/2028	12,728	12,477	12,505	5.3%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.00%), 9/29/2028	11,986	11,768	11,755	5.0%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+3.75% (4.50%), 4/28/2028	3,601	3,525	3,598	1.5%
Gordian Medical, Inc. (h)	Healthcare	L+6.25% (7.00%), 1/31/2027	4,450	4,335	4,413	1.9%
Green Energy Partners/Stonewall, LLC	Utilities	L+6.00% (6.50%), 11/12/2026	4,661	4,569	4,614	2.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (6.75%), 9/22/2028	8,099	7,942	7,943	3.4%
IG Investments Holdings, LLC (c)	Business Services	L+6.00% (6.75%), 9/22/2027	316	316	310	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,190	0.9%
Knowledge Pro Buyer, Inc. (c) (o)	Business Services	L+5.75% (6.50%), 12/10/2027	11,233	11,011	11,011	4.7%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (6.50%), 12/10/2027	275	275	270	0.1%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	L+4.75% (5.50%), 3/20/2028	5,508	5,483	5,508	2.3%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	7,341	$7,200	$7,200	3.1%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	21,611	21,203	21,611	9.2%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 10/19/2027	6,573	6,444	6,446	2.7%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	11,436	11,122	11,436	4.9%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	592	592	592	0.3%
Pilot Air Freight, LLC (c)	Transportation	L+5.25% (6.25%), 7/25/2024	937	937	937	0.4%
Pilot Air Freight, LLC (c) (h)	Transportation	L+5.25% (6.25%), 7/25/2024	3,612	3,568	3,612	1.5%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	7,499	7,361	7,362	3.1%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	2,680	2,629	2,631	1.1%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 9/29/2028	8,795	8,582	8,583	3.6%
Relativity Oda, LLC (c) (h)	Software/Services	L+7.50% (8.50%) PIK, 5/12/2027	2,062	2,016	2,021	0.9%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+5.75% (6.75%), 10/19/2027	3,364	3,302	3,304	1.4%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (8.00%), 10/19/2027	1,237	1,237	1,215	0.5%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	1,916	1,916	1,897	0.8%
RSC Acquisition, Inc. (c) (h)	Financials	L+5.50% (6.25%), 10/30/2026	833	825	825	0.4%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	583	583	577	0.2%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (6.75%), 11/18/2027	15,043	14,748	14,748	6.3%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	P+5.00% (8.25%), 11/18/2027	1,505	1,504	1,475	0.6%
SCIH Salt Holdings, Inc. (h)	Industrials	L+4.00% (4.75%), 3/16/2027	1,113	1,108	1,101	0.5%
Sherlock Buyer Corp. (c) (h)	Business Services	L+5.75% (6.50%), 12/8/2028	5,039	4,938	4,939	2.1%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.25%), 10/1/2027	16,128	15,815	15,818	6.7%
SitusAMC Holdings Corp. (c) (h)	Financials	L+5.75% (6.50%), 12/22/2027	6,822	6,754	6,755	2.9%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.50%), 7/14/2028	628	619	629	0.3%
STRIPER BUYER, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	4,960	4,913	4,960	2.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	3,903	3,839	3,840	1.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (6.50%), 6/16/2027	41	41	41	0.0%
Tecta America Corp. (h)	Industrials	L+4.25% (5.00%), 4/6/2028	3,900	3,865	3,895	1.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	1,454	1,448	1,454	0.6%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	8,788	8,624	8,627	3.7%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	686	686	673	0.3%
Triple Lift, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 5/8/2028	9,705	9,522	9,705	4.1%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
TSL Engineered Products, LLC (c) (h)	Industrials	L+4.75% (5.50%), 1/7/2028	3,136	$3,107	$3,136	1.3%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.25%), 11/18/2027	5,495	5,387	5,387	2.3%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (6.25%), 11/18/2027	193	193	189	0.1%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.25%), 7/19/2028	8,662	8,497	8,500	3.6%
Vensure Employer Services, Inc. (c) (h)	Business Services	L+4.75% (5.50%), 3/26/2027	3,871	3,839	3,871	1.6%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+6.00% (7.00%), 5/26/2026	3,716	3,648	3,623	1.5%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.00%), 5/26/2026	433	433	422	0.2%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	12,681	12,439	12,447	5.3%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.50%), 6/22/2028	396	396	389	0.2%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.50%), 6/22/2026	100	100	98	0.0%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.50%), 7/16/2028	13,566	13,310	13,312	5.6%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (6.50%), 7/16/2026	239	238	234	0.1%
Subtotal Senior Secured First Lien Debt				$405,509	$407,074	172.5%

Senior Secured Second Lien Debt - 22.9% (b)
American Rock Salt Company, LLC (h)	Chemicals	L+7.25% (8.00%), 6/11/2029	6,010	$5,950	$6,025	2.6%
Asp Ls Acquisition Corp. (h)	Transportation	L+7.50% (8.25%), 4/30/2029	935	926	939	0.4%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029	4,645	4,602	4,677	2.0%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029	6,080	6,032	6,080	2.6%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.75%), 8/31/2029	3,681	3,665	3,681	1.6%
RealPage, Inc. (c) (h)	Software/Services	L+6.50% (7.25%), 4/23/2029	5,445	5,365	5,489	2.3%
Tecta America Corp. (c) (h)	Industrials	L+8.50% (9.25%), 4/6/2029	2,155	2,103	2,155	0.9%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.50%), 5/18/2029	1,370	1,357	1,370	0.6%
TRC Cos, Inc. (c) (h)	Industrials	L+6.75% (7.25%), 11/19/2029	7,045	6,975	6,975	3.0%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029	2,449	2,425	2,449	1.0%
Victory Buyer, LLC (c)	Industrials	L+7.00% (7.50%), 11/15/2029	14,304	14,161	14,161	6.0%
Subtotal Senior Secured Second Lien Debt				$53,561	$54,001	22.9%

Subordinated Debt- 10.3% (b)
Encina Equipment Finance, LLC (c) (k)	Financials	L+7.75% (9.00%), 12/31/2028	24,500	$24,412	$24,412	10.3%
Subtotal Subordinated Debt				$24,412	$24,412	10.3%

Equity/Other - 13.5% (b) (d)
Encina Equipment Finance, LLC (c) (e) (k)	Financials		29,908,561	$30,742	$30,742	13.0%
Jakks Pacific, Inc. (c) (e) (j)	Consumer		783	13	116	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Point Broadband Acquisition, LLC (c) (e)	Telecom		954,667	$955	$955	0.4%
Subtotal Equity/Other				$31,710	$31,813	13.5%

Total Investments- 219.2% (b)				$515,192	$517,300	219.2%
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
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
For the period ended March 31, 2022
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
For the period ended March 31, 2022
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
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2022.
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
For the period ended March 31, 2022
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
For the period ended March 31, 2022
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
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2022 and March 31, 2021, there were no reimbursements from the Adviser.
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
For the period ended March 31, 2022
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
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.
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
For the period ended March 31, 2022
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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2022 and December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2022 and December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2022
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of March 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$43,934	$392,720	$436,654
Senior Secured Second Lien Debt	—	13,681	40,154	53,835
Subordinated Debt	—	—	24,500	24,500
Equity/Other	—	—	32,020	32,020
Total	$—	$57,615	$489,394	$547,009

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of December 31, 2021	$358,083	$42,360	$24,412	$31,813	$456,668
Purchases and other adjustments to cost	34,476	19	10	206	34,711
Sales and repayments	(4,340)	—	—	—	(4,340)
Net realized gain (loss)	11	—	—	—	11
Transfers in	4,614	6,964	—	—	11,578
Transfers out	—	(9,170)	—	—	(9,170)
Net change in unrealized appreciation (depreciation) on investments	(124)	(19)	78	1	(64)
Balance as of March 31, 2022	$392,720	$40,154	$24,500	$32,020	$489,394
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(161)	$(19)	$78	$1	$(101)
For the three months ended March 31, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Purchases and other adjustments to cost	362,986	42,084	25,017	31,709	461,796
Sales and repayments	(6,311)	—	(1,148)	—	(7,459)
Net realized gain (loss)	72	—	543	—	615
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	1,336	276	—	104	1,716
Balance as of December 31, 2021	$358,083	$42,360	$24,412	$31,813	$456,668
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$1,336	$276	$—	$104	$1,716
For the year ended December 31, 2021, there were no transfers between levels of the fair value hierarchy.
The composition of the Company’s investments as of March 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$435,616	$436,654	79.8%
Senior Secured Second Lien Debt	53,582	53,835	9.8
Subordinated Debt	24,422	24,500	4.5
Equity/Other	31,916	32,020	5.9
Total	$545,536	$547,009	100.0%
The composition of the Company’s investments as of December 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$405,509	$407,074	78.7%
Senior Secured Second Lien Debt	53,561	54,001	10.4
Subordinated Debt	24,412	24,412	4.7
Equity/Other	31,710	31,813	6.2
Total	$515,192	$517,300	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$314,342	Discounted Cash Flow	Market Yield	6.75%	11.10%	8.85%
Senior Secured First Lien Debt	52,363	Yield Analysis	Market Yield	6.31%	9.91%	8.53%
Senior Secured First Lien Debt (c)	13,990	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt (b)	12,025	Yield Analysis	EBITDA Multiple	19.00x	19.00x	19.00x
Senior Secured Second Lien Debt	27,216	Discounted Cash Flow	Market Yield	7.75%	8.75%	8.46%
Senior Secured Second Lien Debt	10,783	Yield Analysis	Market Yield	9.49%	10.33%	10.03%
Senior Secured Second Lien Debt (b)	2,155	Yield Analysis	EBITDA Multiple	8.75x	8.75x	8.75x
Subordinated Debt (b)	24,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.95x	1.95x	1.95x
Equity/Other (b)	30,742	Waterfall Analysis	Tangible Net Asset Value Multiple	1.95x	1.95x	1.95x
Equity/Other (b)(c)	1,160	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	118	Discounted Cash Flow	Market Yield	9.75%	9.75%	9.75%
Total	$489,394
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
For the period ended March 31, 2022
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of March 31, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
Note 4 - Related Party Transactions
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement with the Adviser pursuant to which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company.
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
As of March 31, 2022 and December 31, 2021, $0.7 million and $0.5 million was payable to the Adviser for Management Fees, respectively.
For the three months ended March 31, 2022 and 2021, the Company incurred $0.7 million and $0.1 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended March 31, 2022
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three months ended March 31, 2022 and 2021, the Company incurred $0.8 million and $0, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
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

U.S. GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company based upon investments held at the end of each period. In such a calculation, in order to calculate the accrual for the capital gains incentive fee in accordance with U.S. GAAP for a given period, the Company includes unrealized appreciation in calculating the accrual for the capital gains incentive fee even though such unrealized appreciation is not included in in calculating the capital gains incentive fee payable under the Investment Advisory Agreement. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, the accrual for the capital gains incentive fee, as calculated and accrued in accordance with U.S. GAAP, does not necessarily represent amounts that will be payable under the Investment Advisory Agreement.
For the three months ended March 31, 2022 and 2021, the Company accrued $(0.1) million and $0, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of March 31, 2022 and December 31, 2021, $0.2 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $0.2 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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
Due to Related Party
Included within other liabilities on the consolidated statement of assets and liabilities as of March 31, 2022 and December 31, 2021, are $0 and $1.7 million of payables to Affiliated Funds or the Adviser, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
Note 5 - Borrowings
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month SOFR, with a SOFR floor of zero, plus a spread of 2.00%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three-month SOFR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement.
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
On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce ("CIBC") as a lender.
MS Subscription Facility
On April 22, 2021, the Company entered into a revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $50.0 million with the consent of the lenders. The MS Subscription Facility had a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, we entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 22, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders.

Prior to the First Amendment, the MS Subscription Facility bore interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Subscription Facility. Subsequent to the First Amendment, the MS Subscription Facility bears interest at a rate of: (i) with respect to Term SOFR Loans, Term SOFR with a one-month Interest Period plus 2.10% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 100 basis points (1.00%) per annum, (b) the Federal Funds Rate in effect on such day plus 0.50% plus 1.00% per annum and (c) except during any period of time during which Term SOFR is unavailable, Term SOFR for a one-month tenor in effect on such day plus without duplication, 100 basis points (1.00%) per annum plus 100 basis points (1.00%) per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the First Amendment to MS Subscription Facility. In addition, the Company will be subject to an unused commitment fee of 0.30%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
The following table represents facility borrowings as of March 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$300,000	$241,000	$(2,359)	$238,641
MS Subscription Facility	4/22/2022	50,000	49,900	(129)	49,771
Total		$350,000	$290,900	$(2,488)	$288,412
The following table represents facility borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$250,000	$190,000	$(2,174)	$187,826
MS Subscription Facility	4/22/2022	50,000	49,900	(186)	49,714
Total		$300,000	$239,900	$(2,360)	$237,540
The weighted average annualized interest cost for all facility borrowings for the three months ended March 31, 2022 and 2021 was 2.48% and 2.45%, respectively. The average daily debt outstanding for facility borrowings for the three months ended March 31, 2022 and 2021 was $264.1 million and $0.3 million, respectively. The maximum debt outstanding for facility borrowings for the three months ended March 31, 2022 and 2021 was $290.9 million and $30.0 million, respectively.
Short-term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2022 and for year ended December 31, 2021, the Company had short-term borrowings outstanding of $21.1 million and $41.3 million, respectively. For the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $0.2 million and $0, respectively, in connection with short-term borrowings. For the three months ended March 31, 2022, the Company had an average outstanding balance of short-term borrowings of $31.9 million and bore interest at a weighted average rate of 0.01%. For the three months ended March 31, 2021, the Company had no short-term borrowings.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
The following table represents interest and debt fees for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022					Three Months Ended March 31, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	S+2.25%	0.50%	$1,369	$185	$116	L+2.25%	0.50%	$2	$12	$24
MS Subscription Facility	L+2.00%	0.30%	271	57	—	N/A	N/A	N/A	N/A	N/A
Short-term borrowings			247	—	—			N/A	N/A	N/A
Totals			$1,887	$242	$116			$2	$12	$24
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
At March 31, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2022 and December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of March 31, 2022	Fair Value as of March 31, 2022
MS Credit Facility	3	$241,000	$241,000
MS Subscription Facility	3	49,900	49,900
Total		$290,900	$290,900

	Level	Carrying Amount as of December 31, 2021	Fair Value as of December 31, 2021
MS Credit Facility	3	$190,000	$190,000
MS Subscription Facility	3	49,900	49,900
Total		$239,900	$239,900

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2022, the Company had unfunded commitments on delayed draw term loans of $53.0 million, and unfunded commitments on revolver term loans of $28.2 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $63.0 million, and unfunded commitments on revolver term loans of $27.8 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of March 31, 2022, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,521	$371
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,037	2,037
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,240
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,312	1,312
Aventine Holdings, LLC	Subordinated Debt	Delayed Draw	4,592	970
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,198	5,198
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	1,559
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,484
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,793	1,461
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Encina Equipment Finance, LLC	Senior Secured First Lien Debt	Delayed Draw	11,000	11,000
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	595
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,808	1,645
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	506
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,293	2,293
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	734
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed Draw	3,016	3,016
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,143
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	494
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,665	3,665

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	$2,476	$2,100
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,365	3,365
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	3,511
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	218
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured Second Lien Debt	Delayed Draw	3,001	1,929
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	1,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,983
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	714	714
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,910	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,526
			$96,365	$81,183
As of December 31, 2021, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,522	$627
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,037	2,037
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,240
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,312	1,312
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,574	4,574
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,198	5,198
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,559	1,559
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	1,559
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,484

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	$2,794	$2,350
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	998
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	683
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,809	1,809
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	316
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,293	2,293
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Luna Sub 2, LLC	Subordinated Debt	Delayed Draw	11,000	11,000
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed Draw	3,016	3,016
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	3,429
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,468	1,876
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,665	3,665
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,905	668
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,164	3,581
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	2,508
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	218
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	3,001
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	171
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	1,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,983
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	960	960

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	$162	$162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,917	5,521
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,670
			$99,231	$90,801
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of March 31, 2022 and as of December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$575,088	$344,067	$573,763	$342,742
Series A Preferred Stock	77,500	72,500	27,500	22,500
Total	$652,588	$416,567	$601,263	$365,242
Capital Drawdowns
There were no shares issued or proceeds related to capital drawdowns of Common Stock for the three months ended March 31, 2022.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2021:

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
There were no shares issued or proceeds related to capital drawdowns of Series A Preferred Stock for the three months ended March 31, 2022.
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock for the year ended December 31, 2021:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2021
December 27, 2021	5,000	$4,992
Total Capital Drawdowns	5,000	$4,992
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2021	15,260,764	$15	$231,200	$4,758	$235,973
Net investment income	—	—	—	5,455	5,455
Net realized gain from investment transactions	—	—	—	12	12
Net change in unrealized depreciation on investments	—	—	—	(634)	(634)
Issuance of common stock, net of issuance costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(4,672)	(4,672)
Reinvested dividends	99,702	—	1,534	—	1,534
Balance as of March 31, 2022	15,360,466	$15	$232,734	$4,919	$237,668

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2020	100	$ 0 (1)	$2	$(414)	$(412)
Net investment loss	—	—	—	(732)	(732)
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	403	403
Issuance of common stock, net of issuance costs	2,666,665	3	39,997	—	40,000
Balance as of March 31, 2021	2,666,765	$3	$39,999	$(743)	$39,259
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
The following table reflects the Common Stock activity for the three months ended March 31, 2022:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	99,702	1,534
Share Repurchases	—	—
	99,702	$1,534
The following table reflects the Common Stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	15,208,778	$231,019
Shares Issued through DRIP	51,886	790
Share Repurchases	—	—
	15,260,664	$231,809
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. The Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors (the “Investors,” and each, an “Investor”), pursuant to which the Investors made new capital commitments to purchase shares of the Company’s Series A Preferred Stock. As of March 31, 2022, the Company has received total capital commitments of $77.5 million, which has and will continue to call from time to time. Pursuant to their respective Preferred Subscription Agreements, each Investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
minimum of 10 business days’ prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
On December 27, 2021, the Company issued 5,000 shares of Series A Preferred Stock. The Company received approximately $5.0 million in total net proceeds from the sale of the Series A Preferred Stock and incurred approximately $0.01 million in stock offering costs as part of the sale.
As of March 31, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 5,000 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a Liquidity Event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a Liquidity Event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of March 31, 2022 and December 31, 2021, a Liquidity Event had not commenced.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	0 (1)
Ending Balance, March 31, 2022	5,000	$4,992
—–—–—–—–—–
(1) Less than $1.
There were no Series A Preferred Stock for the three months ended March 31, 2021.
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
Numerator	2022	2021
Net increase (decrease) in net assets resulting from operations	$4,833	$(329)
Less: cumulative preferred stock dividends	(253)	—
Less: changes in carrying value of redeemable securities	0 (1)	—
Numerator for EPS - income available to common stockholders	$4,580	$(329)

Denominator
Weighted average common shares outstanding	15,306,182	1,526,025
Basic and diluted earnings per share	$0.30	$(0.22)
—–—–—–—–—–
(1) Less than $1.

Note 12 — Distributions

    The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2022:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$0.30

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2021
October 28, 2021	October 28, 2021	November 15, 2021	$0.30

The following table reflects distributions declared on shares of the Company's Series A Preferred Stock during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$19.49

There were no distributions declared on shares of Series A Preferred Stock during the year ended December 31, 2021.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
Note 13 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the three months ended March 31, 2022 and for the period from January 7, 2021 to March 31, 2021:

	For the three months ended March 31,	For the period from January 7, 2021 to March 31,
	2022	2021
Per share data:
Net asset value attributable to common stock, beginning of period	$15.46	$15.00

Results of operations (1)
Net investment income (loss)	0.36	(0.48)
Net realized and unrealized gain (loss) on investments	(0.04)	0.26
Net increase (decrease) in net assets resulting from operations	0.32	(0.22)

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.30)	—
Preferred stockholder distributions from net investment income	(0.01)
Net decrease in net assets resulting from stockholder distributions	(0.31)	—

Other (3)	—	(0.06)
Net asset value attributable to common stock, end of period	$15.47	$14.72
Common shares outstanding at end of period	15,360,466	2,666,765
Total return (4)	2.03%	(1.86)%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$237,668	$39,259
Ratio of net investment income to average net assets attributable to common stock(5)	9.34%	(16.59)%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	7.42%	19.80%
Ratio of net expenses to average net assets attributable to common stock(5)(7)	7.12%	19.80%
Portfolio turnover rate (8)	0.83%	0.05%
—–—–—–—–—–
(1) The per share data was derived by using the weighted average common shares outstanding during the period.
(2) The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3) Represents the impact of calculating certain per share amounts based on weighted average common shares outstanding during the period and certain per share amounts based on common shares outstanding as of period end.
(4) Total return is calculated assuming a purchase of shares of Common Stock at the current net asset value attributable to Common Stock on the first day and a sale at the current net asset value attributable to Common Stock on the last day of the periods reported. Common Stock distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total return is not annualized.
(5) Ratios are annualized, except for incentive fees and waivers.
(6) Ratio of total expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense over average net assets attributable to common stock.
(7) Ratio of net expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets attributable to common stock.
(8) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
Note 14 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2022:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at March 31, 2022
Control Investments
Encina Equipment Finance, LLC (2)	Equity/Other	Financials	$673	$30,742	$—	$—	$—	$—	$30,742
Encina Equipment Finance, LLC (2)	Subordinated Debt	Financials	561	24,412	10	—	—	78	24,500
Total Control Investments			$1,234	$55,154	$10	$—	$—	$78	$55,242

Affiliate Investments
Jakks Pacific, Inc. (2) (3)	Equity/Other	Consumer	$6	$116	$1	$—	$—	$1	$118
Total Affiliate Investments			$6	$116	$1	$—	$—	$1	$118
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
(3) Includes $5k of interest income from Jakks Pacific, Inc. subordinated debt.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2021:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at December 31, 2021
Control Investments
Encina Equipment Finance, LLC (2)	Equity/Other	Financials	$—	$—	$30,742	$—	$—	$—	$30,742
Encina Equipment Finance, LLC (2)	Subordinated Debt	Financials	12	—	24,412	—	—	—	24,412
Total Control Investments			$12	$—	$55,154	$—	$—	$—	$55,154

Affiliate Investments
Jakks Pacific, Inc. (2)	Equity/Other	Consumer	$12	$—	$13	$—	$—	$103	$116
Jakks Pacific, Inc. (2) (3)	Senior Secured First Lien Debt	Consumer	27	—	464	(489)	24	—	—
Jakks Pacific, Inc. (2) (3)	Subordinated Debt	Consumer	22	—	605	(1,147)	543	—	—
Total Affiliate Investments			$61	$—	$1,082	$(1,636)	$567	$103	$116
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
Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements, except as set forth below.
On April 7, 2022, pursuant to a drawdown notice previously delivered to investors, the Company sold approximately 5,000 shares of Series A Preferred Stock for an aggregate offering price of approximately $5.0 million.
On May 11, 2022, the Company’s Board of Directors declared a distribution of $0.39 per share of Common Stock, which is payable on or about May 24, 2022 to stockholders of record as of March 31, 2022.

On May 11, 2022, the Company’s Board of Directors declared a distribution of $25.28 per share of Series A Preferred Stock, which is payable on or about May 24, 2022 to stockholders of record as of March 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Franklin BSP Capital Corporation (including, for periods prior to the Conversion, Franklin BSP Capital L.L.C., a Delaware limited liability company, the "Company," "FBCC," "we," “us,” or "our") and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, Franklin BSP Capital Adviser L.L.C. (the “Adviser”).
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
•the impact that the discontinuation of London Interbank Offered Rate ("LIBOR") and the transition to new reference rates could have on the value of any LIBOR-indexed portfolio investments we may hold and the cost of borrowing under any credit facilities we may enter into;
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
•the ability to qualify and maintain our qualifications as a regulated investment company ("RIC") and a business development company ("BDC");
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
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC, and has elected to be treated for U.S. federal income tax purposes, as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). We are managed by the Adviser. The Adviser is an affiliate of Benefit Street Partners (“Benefit Street Partners” or “BSP”). Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2022, 89.6% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing ('Initial Closing") of capital commitments (the "Capital Commitments") to purchase shares or our common stock ("Common Stock") to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of March 31, 2022, investors had made aggregate Capital Commitments to purchase Common Stock of $575.1 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our board of directors ("Board of Directors") has extended such that it currently will end December 18, 2022. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the "Series A Preferred Stock"). We entered into subscription agreements (collectively the "Preferred Subscription Agreements") with certain investors (the "Investors," and each, an "Investor"), pursuant to which Investors made new capital commitments to purchase shares of our Series A Preferred Stock. As of March 31, 2022, total capital commitments of preferred stock were $77.5 million, which has and will continue to call from time to time.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At March 31, 2022:
Investment Portfolio	$547,009
Net assets attributable to common stock	237,668
Debt (net of deferred financing costs)	288,412
Short-term Borrowings	21,148
Net asset value per share attributable to common stock	15.47

Portfolio Activity for the Three Months Ended March 31, 2022:
Purchases during the period	34,254
Sales, repayments, and other exits during the period	4,415
Number of portfolio companies at end of period	63

Operating Results for the Three Months Ended March 31, 2022:
Net investment income per share - basic	0.36
Net increase in net assets resulting from operations	0.32
Net investment income	5,455
Net realized and unrealized gain (loss)	(622)
Net increase in net assets resulting from operations	4,833
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

During the three months ended March 31, 2022, we made $34.3 million of investments in new portfolio companies and had $4.4 million in aggregate amount of sales and repayments, resulting in net investments of $29.9 million for the period. The total portfolio of debt investments at fair value consisted of 97.7% bearing variable interest rates and 2.3% bearing fixed interest rates.
Our portfolio composition, based on fair value at March 31, 2022 was as follows:

	March 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	79.8%	7.1%
Senior Secured Second Lien Debt	9.8	7.6
Subordinated Debt	4.5	9.0
Debt Subtotal	94.1%	7.2%
Equity/Other	5.9	8.4
Total	100.0%	7.3%
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
The weighted average risk rating of our investments based on fair value was 2.0 and 2.0 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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

Revenues
We generate revenues primarily in the form of interest income on debt investments we hold, and to a lesser extent, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) income.
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
Our operating results for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Total investment income	$9,611	$142
Expenses, net of incentive fee waiver	3,833	819
Income tax expense, including excise tax	323	55
Net investment income (loss)	$5,455	$(732)

Investment Income
For the three months ended March 31, 2022, total investment income was $9.6 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $532.2 million and a weighted average current yield of 7.3%. Included within total investment income was $0.2 million of fee income for the three months ended March 31, 2022. Fee income consists primarily of commitment fees. For the three months ended March 31, 2021, we had investment income of $0.1 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $36.3 million and a weighted average current yield of 7.0%.
Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Management fees	$680	$59
Incentive fee on income	818	—
Incentive fee on capital gains	(93)	—
Interest and debt fees	2,245	38
Professional fees	409	240
Other general and administrative	283	226
Amortization of offering costs	13	139
Administrative services	47	25
Directors' fees	156	92
Incentive fee waiver	(725)	—
Expenses, net of incentive fee waiver	$3,833	$819
Interest and debt fees

Interest and debt fees increased from $0.0 million for the three months ended March 31, 2021 to $2.2 million for the three months ended March 31, 2022. This was primarily driven by the establishment of our credit facilities, and the subsequent increase in our average daily borrowings.

Management Fees

Management fees increased from $0.1 million for the three months ended March 31, 2021 to $0.7 million for the three months ended March 31, 2022. This was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $0.5 million for the three months ended March 31, 2021 to $0.7 million for the three months ended March 31, 2022, primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Net realized gain
Affiliate Investments	$—	$—
Non-affiliate investments	12	—
Total net realized gain	12	—
Net change in unrealized appreciation (depreciation) on investments
Control investments	78	—
Affiliate Investments	1	122
Non-affiliate investments	(713)	281
Total net change in unrealized appreciation (depreciation) on investments	(634)	403
Net realized and unrealized gain (loss)	(622)	403
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
Recent Developments
On April 7, 2022, pursuant to a drawdown notice previously delivered to investors, we sold approximately 5,000 shares of Series A Preferred Stock for an aggregate offering price of approximately $5.0 million.
On May 11, 2022, our Board of Directors declared a distribution of $0.39 per share of Common Stock, which is payable on or about May 24, 2022 to stockholders of record as of March 31, 2022.
On May 11, 2022, our Board of Directors declared a distribution of $25.28 per share of Series A Preferred Stock, which is payable on or about May 24, 2022 to stockholders of record as of March 31, 2022.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ Capital Commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of March 31, 2022, we had issued 15.4 million shares of our Common Stock for net proceeds of $233.3 million, including shares issued pursuant to the DRIP. We had also issued 5,000 shares of Series A Preferred Stock for gross proceeds of $5.0 million. As of March 31, 2021, we had issued 2.7 million shares of our Common Stock for net proceeds of $40.0 million, including shares issued pursuant to the DRIP. We had no Series A Preferred Stock issued as of March 31, 2021.
As of March 31, 2022, we had $9.5 million of cash. For the three months ended March 31, 2022, net cash used in operating activities was 39.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the three months ended March 31, 2022 was primarily a result of purchases of investments of $34.3 million, offset by sales and repayments of investments of $4.4 million. As of March 31, 2021, we had $42.2 million of cash. For the three months ended March 31, 2021, net cash used in operating activities was 26.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the three months ended March 31, 2021 was primarily a result of purchases of investments of $35.9 million, offset by payables for unsettled trades of $12.6 million.

Net cash provided by financing activities of $35.7 million during the three months ended March 31, 2022 primarily related to proceeds from debt of $51.0 million partially offset by repayments of short-term borrowings of $20.2 million, payments on financing costs of $0.4 million and stockholder distributions of $3.1 million. Net cash provided by financing activities of $68.9 million during the three months ended March 31, 2021 primarily related to proceeds from debt of $30.0 million and proceeds from issuance of common stock of $39.9 million partially offset by payments on financing costs of $1.1 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of March 31, 2022, we are party to the MS Credit Facility and MS Subscription Facility, each of which is defined in and described in more detail in Note 5 - Borrowings.
As of March 31, 2022, we had $59.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $416.6 million of uncalled Capital Commitments to purchase shares of our Common Stock and Series A Preferred Stock. As of March 31, 2021, we had $70.0 million of availability under the MS Credit Facility (subject to borrowing base availability) and had approximately $502.4 million of uncalled capital commitments to purchase shares of our common stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

Distributions

On February 4, 2022, our Board of Directors declared a cash dividend of $0.30 per share of Common Stock, payable on February 22, 2022 to stockholders of record as of January 31, 2022.

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

The table shows the components of the distributions we have declared and/or paid to common stockholders during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	During the three months ended March 31
	2022	2021
Distributions declared	$4,575	$—
Distributions paid	$4,575	$—
Portion of distributions paid in cash	$3,041	$—
Portion of distributions paid in DRIP shares	$1,534	$—

On February 4, 2022, our Board of Directors declared a cash dividend of $19.49 per share of Preferred Stock, payable on February 22, 2022 to stockholders of record as of January 31, 2022.

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	During the three months ended March 31
	2022	2021
Distributions declared	$97	$—
Distributions paid	$97	$—
Portion of distributions paid in cash	$97	$—
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2022 and 2021, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported to stockholders shortly after the end of the calendar year 2022 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $0.2 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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
Due to Related Party
Included within other liabilities on the consolidated statement of assets and liabilities as of March 31, 2022 and December 31, 2021, are $0 and $1.7 million of payables to Affiliated Funds or the Adviser, respectively.

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
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, a wholly-owned, special purpose financial subsidiary of the Company ("FBCC Lending"), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to us. Any amounts borrowed under the MS Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Borrowings under the MS Credit Facility bear interest at three-month SOFR, with a SOFR floor of zero, plus a spread of 2.00%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three-month SOFR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Credit Facility.
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
On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce ("CIBC") as a lender.
MS Subscription Facility
On April 22, 2021, we entered into a revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $50.0 million with the consent of the lenders. The MS Subscription Facility has a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, we entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 22, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders.

Prior to the First Amendment, the MS Subscription Facility bore interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR (as defined in the MS Subscription Facility) for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Subscription Facility. Subsequent to the First Amendment, the MS Subscription Facility bears interest at a rate of: (i) with respect to Term SOFR Loans, Term SOFR with a one-month Interest Period plus 2.10% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 100 basis points (1.00%) per annum, (b) the Federal Funds Rate in effect on such day plus 0.50% plus 1.00% per annum and (c) except during any period of time during which Term SOFR is unavailable, Term SOFR for a one-month tenor in effect on such day plus without duplication, 100 basis points (1.00%) per annum plus 100 basis points (1.00%) per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the First Amendment to MS Subscription Facility. In addition, the Company will be subject to an unused commitment fee of 0.30%.
Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of March 31, 2022 and December 31, 2021, we had short-term borrowings outstanding of $21.1 million and $41.3 million, respectively. For the three months ended March 31, 2022 and 2021, we recorded interest expense of $0.2 million and $0 million, respectively, in connection with short-term borrowings. For the three months ended March 31, 2022, we had an average outstanding balance of short-term borrowings of $31.9 million and bore interest at a weighted average rate of 0.01%. For the three months ended March 31, 2021, we had no short-term borrowings.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$241,000	$—	$241,000	$—	$—
MS Subscription Facility (2)	49,900	49,900	—	—	—
Short-term borrowings	21,148	21,148	—	—	—
Total		$71,048	$241,000	$—	$—
—–—–—–—–—–
(1) As of March 31, 2022, we had $59.0 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
(2) As of March 31, 2022, we had $0.1 million in unused borrowing capacity under the MS Subscription Facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2022, we had unfunded commitments on delayed draw term loans of $53.0 million and unfunded commitments on revolver term loans of $28.2 million. As of December 31, 2021, we had unfunded commitments on delayed draw term loans of $63.0 million and unfunded commitments on revolver term loans of $27.8 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.
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
As of March 31, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.21% with a total carrying value (net of deferred financing costs) of $288.4 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 96 Basis Points	$(2,096)
(-) 50 Basis Points	$(1,090)
(+) 50 Basis Points	$1,090
(+) 100 Basis Points	$2,180
(+) 200 Basis Points	$4,360

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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $615.6 million in total assets, (ii) a weighted average cost of funds of 2.48%, (iii) $350.0 million in debt outstanding (i.e., assumes that the full amount is available to us under our MS Credit Facility and MS Subscription Facility as of March 31, 2022), and (iv) $237.7 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Company’s Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(29.55)%	(16.60)%	(3.65)%	9.30%	22.25%
—–—–—–—–—–
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2022 total assets of at least 1.41%.
As of March 31, 2022, the Morgan Stanley Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due March 15, 2025 and the Morgan Stanley Subscription Facility provided for borrowings in an aggregate principal amount of up to $50.0 million on a committee basis, due April 22, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 814-01360) filed on March 29, 2021 and incorporated herein by reference).

10.1	First Amendment to Revolving Credit Agreement, dated as of April 20, 2022, by and among the Company, Morgan Stanley, N.A. and Morgan Stanley Asset Funding Inc. (filed herewith).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 13, 2022

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 13, 2022