Form 10-Q
period 2022-06-30
Franklin BSP Capital Corp
filed 2022-08-12
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2022 was 19,887,770.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $58,972 and $55,154, respectively)	$59,013	$55,154
Affiliate Investments, at fair value (amortized cost of $16 and $13, respectively)	116	116
Non-Affiliate Investments, at fair value (amortized cost of $602,191 and $460,025, respectively)	599,603	462,030
Investments, at fair value (amortized cost of $661,179 and $515,192, respectively)	658,732	517,300
Cash and cash equivalents	13,653	12,860
Deferred offering costs	142	127
Interest receivable	5,668	2,324
Receivable for unsettled trades	1,190	166
Capital call receivable	7	8,402
Prepaid expenses and other assets	208	74
Total assets	$679,600	$541,253

Liabilities:
Debt (net of deferred financing costs of $2,991 and $2,360, respectively)	$320,909	$237,540
Short-term borrowings	76,730	41,302
Management fees payable	777	526
Accounts payable and accrued expenses	2,008	2,261
Payable for unsettled trades	5,886	15,226
Interest and debt fees payable	1,300	474
Directors' fees payable	17	—
Other liabilities	1,787	2,959
Total liabilities	409,414	300,288
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 10,000 issued and outstanding at June 30, 2022 and 5,000 issued and outstanding at December 31, 2021	9,985	4,992

Net assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 17,125,325 issued and outstanding at June 30, 2022, and 15,260,764 issued and outstanding at December 31, 2021	17	15
Additional paid in capital	259,456	231,200
Total distributable earnings	728	4,758
Total net assets attributable to common stock	260,201	235,973
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$679,600	$541,253

Net asset value per share attributable to common stock	$15.19	$15.46

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except, share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Investment income:
From control investments
Interest income	$635	$—	$1,196	$—
Dividend income	675	—	1,348	—
Fee and other income	1	—	1	—
Total investment income from control investments	1,311	—	2,545	—
From affiliate investments
Interest income	1	—	7	—
Total investment income from affiliate investments	1	—	7	—
From non-affiliate investments
Interest income	9,310	1,586	17,496	1,727
Fee and other income	259	40	444	41
Total investment income from non-affiliate investments	9,569	1,626	17,940	1,768
Interest from cash and cash equivalents	9	—	9	—
Total investment income	10,890	1,626	20,501	1,768
Operating expenses:
Management fees	774	183	1,454	242
Incentive fee on income	889	—	1,707	—
Incentive fee on capital gains	(316)	227	(409)	227
Interest and debt fees	3,209	624	5,454	662
Professional fees	349	336	758	576
Other general and administrative	347	168	631	394
Amortization of common stock offering costs	—	151	13	290
Administrative services	57	35	104	60
Directors' fees	139	98	295	190
Total expenses before incentive fee waiver	5,448	1,822	10,007	2,641
Incentive fee waiver	(573)	(227)	(1,298)	(227)
Expenses, net of incentive fee waiver	4,875	1,595	8,709	2,414
Net investment income (loss) before income taxes	6,015	31	11,792	(646)
Income tax expense, including excise tax	91	22	414	77
Net investment income (loss)	5,924	9	11,378	(723)

Realized and unrealized gain (loss):
Net realized gain
Non-affiliate investments	54	54	66	54
Total net realized gain	54	54	66	54
Net change in unrealized appreciation (depreciation) on investments

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except, share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Control investments	(37)	—	41	—
Affiliate investments	(3)	—	(2)	—
Non-affiliate investments	(3,879)	1,055	(4,593)	1,458
Total net change in unrealized appreciation (depreciation) on investments	(3,919)	1,055	(4,554)	1,458
Net realized and unrealized gain (loss)	(3,865)	1,109	(4,488)	1,512

Net increase in net assets resulting from operations attributable to participating securities	$2,059	$1,118	$6,890	$789
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	1	—	1	—
Less: Accrual of Series A redeemable convertible preferred stock distributions	253	—	350	—
Net increase in net assets resulting from operations attributable to common stockholders	$1,805	$1,118	$6,539	$789

Per share information - basic and diluted
Net investment income (loss)	$0.37	$0.00	$0.73	$(0.31)
Earnings per share	$0.10	$0.35	$0.39	$0.33
Weighted average common shares outstanding	16,026,077	3,197,901	15,668,119	2,366,581

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30, 2022
	2022	2021
Operations:
Net investment income (loss)	$11,378	$(723)
Net realized gain from investments	66	54
Net change in unrealized appreciation (depreciation) on investments	(4,554)	1,458
Accretion to redemption value of Series A redeemable convertible preferred stock	(1)	—
Accrual of Series A redeemable convertible preferred stock distributions	(350)	—
Net increase in net assets resulting from operations attributable to common stockholders	6,539	789
Stockholder distributions:
Common stockholder distributions	(10,569)	—
Net decrease in net assets from stockholder distributions	(10,569)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	25,000	90,000
Reinvestment of common stockholder distributions	3,258	—
Net increase in net assets attributable to common stock from capital share transactions	28,258	90,000
Total increase in net assets attributable to common stock	24,228	90,789
Net assets at beginning of period attributable to common stock	235,973	(412)
Net assets at end of period attributable to common stock	$260,201	$90,377

Net asset value per share attributable to common stock	$15.19	$15.06
Common shares outstanding at end of period	17,125,325	6,000,096

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$6,890	$789
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(874)	(34)
Net accretion of discount on investments	(573)	(60)
Amortization of deferred financing costs	519	162
Amortization of deferred offering costs	(15)	290
Accretion of redemption value of Series A redeemable convertible preferred stock	(1)	—
Sales and repayments of investments	12,838	1,611
Purchases of investments	(157,311)	(172,986)
Net realized gain from investments	(66)	(54)
Net change in unrealized (appreciation) depreciation on investments	4,554	(1,458)
(Increase) decrease in operating assets:
Interest receivable	(3,344)	(1,033)
Receivable for unsettled trades	(1,024)	(20,767)
Prepaid expenses and other assets	(134)	(41)
(Increase) decrease in operating liabilities:
Management fees payable	251	185
Accounts payable and accrued expenses	(253)	833
Payable for unsettled trades	(9,340)	15,227
Interest and debt fees payable	826	225
Directors' fees payable	17	—
Other liabilities	(1,172)	(544)
Net cash used in operating activities	(148,212)	(177,655)

Financing activities
Proceeds from issuance of shares of common stock	33,397	89,654
Proceeds from issuance of shares of preferred stock	4,993	—
Proceeds from debt	84,000	105,000
Proceeds on short-term borrowings	35,427	—
Payments of financing costs	(1,149)	(1,582)
Common stockholder distributions	(7,313)	—
Preferred stockholder distributions	(350)	—
Net cash provided by financing activities	149,005	193,072

Net increase in cash and cash equivalents	793	15,417
Cash and cash equivalents, beginning of period	12,860	2
Cash and cash equivalents, end of period	$13,653	$15,419

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2022	2021

Supplemental information:
Interest paid during the period	$3,927	$248
Taxes, including excise tax, paid during the period	$476	$99
Distributions reinvested	$3,258	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
June 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 207.9% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (9.63%), 3/4/2027	4,183	$4,116	$4,247	1.6%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (8.25%), 7/1/2027	19,968	19,626	19,635	7.5%
Acrisure, LLC (h)	Financials	L+4.25% (5.92%), 2/15/2027	4,605	4,575	4,336	1.7%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.74%), 5/7/2027	1,188	1,188	1,168	0.4%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (8.22%), 5/7/2027	5,786	5,687	5,692	2.2%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (5.67%), 6/9/2028	2,049	2,045	1,844	0.7%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.99%), 10/29/2027	20,264	19,900	19,903	7.6%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (5.35%), 7/17/2028	5,598	5,573	4,909	1.9%
Aventine Holdings, LLC (c) (m)	Media/Entertainment	10.25% PIK, 6/18/2027	10,721	10,483	10,478	4.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+6.00% (7.61%) 4.00% PIK, 6/18/2027	4,144	4,144	4,069	1.6%
Aventine Holdings, LLC (c) (h) (m)	Media/Entertainment	L+6.00% (7.61%) 4.00% PIK, 6/18/2027	11,666	11,452	11,455	4.4%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (8.50%), 12/29/2028	1,555	1,555	1,523	0.6%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+6.25% (8.50%), 12/29/2028	9,333	9,133	9,137	3.5%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (7.85%), 12/30/2026	520	520	509	0.2%
Center Phase Energy, LLC (c) (h)	Utilities	S+7.00% (9.79%), 6/23/2027	11,868	11,631	11,631	4.5%
Chudy Group, LLC (c)	Healthcare	L+5.75% (6.75%), 6/30/2027	247	247	247	0.1%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	8,835	8,721	8,835	3.4%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+5.50% (7.17%), 1/29/2026	5,950	5,918	5,950	2.3%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (7.17%), 1/29/2026	2,441	2,441	2,441	0.9%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.50% (7.17%), 5/5/2027	2,641	2,641	2,641	1.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.50% (7.17%), 5/5/2027	7,593	7,456	7,593	2.9%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.50% (7.12%), 5/5/2027	86	86	86	0.0%
Community Brands Parentco, LLC (c) (h)	Software/Services	S+5.50% (6.63%), 2/24/2028	9,198	9,023	9,025	3.5%
Division Holding Corp. (h)	Business Services	L+4.75% (6.42%), 5/27/2028	3,761	3,728	3,526	1.4%
Eliassen Group, LLC (c) (h)	Business Services	S+5.75% (7.80%), 4/14/2028	5,752	5,696	5,696	2.2%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.51%), 9/13/2027	9,707	9,529	9,538	3.7%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+5.00% (6.67%), 10/18/2028	12,696	12,464	12,506	4.8%
FR Flow Control Luxco 1 Sarl (c) (h)	Industrials	S+5.50% (7.82%), 3/31/2028	4,484	4,442	4,484	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
June 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (7.50%), 9/29/2028	12,461	$12,256	$12,237	4.7%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+5.25% (6.76%), 5/16/2029	11,581	11,381	11,382	4.4%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+3.75% (4.99%), 4/30/2028	3,583	3,513	3,382	1.3%
Gordian Medical, Inc. (c) (h)	Healthcare	L+6.25% (8.50%), 1/31/2027	4,428	4,328	4,078	1.6%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+6.00% (8.25%), 11/12/2026	4,642	4,559	4,642	1.8%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (8.25%), 9/22/2028	8,058	7,910	7,982	3.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (8.25%), 9/22/2028	145	144	144	0.1%
IG Investments Holdings, LLC (c)	Business Services	P+5.00% (9.75%), 9/22/2027	174	174	172	0.1%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+5.75% (7.18%), 5/23/2028	256	256	251	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+5.75% (7.18%), 5/23/2028	9,026	8,848	8,849	3.4%
IQN Holding Corp. (c) (h)	Software/Services	S+5.50% (6.90%), 5/2/2029	5,474	5,420	5,420	2.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	1,893	0.7%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	L+5.75% (7.44%), 12/10/2027	11,177	10,974	10,973	4.2%
Knowledge Pro Buyer, Inc. (c)	Business Services	P+4.75% (9.50%), 12/10/2027	211	211	207	0.1%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+4.75% (7.00%), 3/20/2028	5,480	5,456	5,289	2.0%
Medical Management Resource Group, LLC (c)	Healthcare	L+5.75% (6.50%), 9/30/2027	458	458	450	0.2%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	7,304	7,174	7,176	2.8%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (8.17%), 7/29/2026	21,502	21,135	21,502	8.3%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+6.50% (8.12%), 7/29/2026	2,572	2,572	2,572	1.0%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (7.35%), 10/19/2027	6,557	6,439	6,440	2.5%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+5.50% (8.38%), 4/5/2027	11,350	11,063	11,133	4.3%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+5.50% (6.50%), 4/5/2027	843	827	827	0.3%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.56%), 4/5/2027	2,456	2,456	2,409	0.9%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	7,499	7,374	7,375	2.8%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	2,680	2,631	2,636	1.0%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 10/2/2028	8,751	8,548	8,556	3.3%
Relativity Oda, LLC (c) (h)	Software/Services	L+8.15% (9.15%) PIK, 5/12/2027	2,124	2,082	2,057	0.8%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+5.75% (7.76%), 10/19/2027	3,347	3,290	3,293	1.3%
Roadsafe Holdings, Inc. (c) (h)	Industrials	P+4.75% (9.50%), 10/19/2027	2,276	2,276	2,239	0.9%
RSC Acquisition, Inc. (c) (h)	Financials	S+5.50% (7.70%), 10/30/2026	4,983	4,976	4,983	1.9%
Safe Fleet Holdings, LLC (c) (h)	Industrials	S+5.00% (6.30%), 2/23/2029	6,068	5,886	5,886	2.3%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
June 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (7.83%), 11/18/2027	16,799	$16,465	$16,465	6.3%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (7.83%), 11/18/2027	14,968	14,688	14,698	5.6%
SCIH Salt Holdings, Inc. (h)	Industrials	L+4.00% (4.75%), 3/16/2027	1,106	1,101	984	0.4%
Sherlock Buyer Corp. (c) (h)	Business Services	L+5.75% (6.74%), 12/8/2028	5,026	4,927	4,934	1.9%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.46%), 10/1/2027	16,047	15,754	15,767	6.1%
SitusAMC Holdings Corp. (c) (h)	Financials	L+5.75% (8.00%), 12/22/2027	6,805	6,743	6,743	2.6%
Skillsoft Corp. (a) (h)	Technology	S+5.25% (6.19%), 7/14/2028	625	616	579	0.2%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (7.17%), 12/30/2026	4,935	4,892	4,935	1.9%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (8.00%), 6/16/2028	3,884	3,824	3,826	1.5%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (7.90%), 6/16/2027	124	124	122	0.0%
Tecta America Corp. (h)	Industrials	L+4.25% (5.92%), 4/10/2028	3,881	3,848	3,619	1.4%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.79%), 5/18/2028	1,447	1,441	1,447	0.6%
Tivity Health, Inc. (c) (h) (n)	Healthcare	S+6.00% (8.01%), 6/28/2029	32,182	31,382	31,382	12.1%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	1,651	1,651	1,623	0.5%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (7.08%), 6/29/2027	8,788	8,640	8,641	3.3%
Triple Lift, Inc. (c) (h)	Software/Services	S+5.75% (6.58%), 5/5/2028	11,995	11,782	11,995	4.6%
Triple Lift, Inc. (c)	Software/Services	S+5.75% (7.17%), 5/5/2028	534	534	534	0.2%
TSL Engineered Products, LLC (c) (h)	Industrials	S+4.75% (6.38%), 1/7/2028	3,899	3,866	3,899	1.5%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (7.76%), 11/18/2027	193	193	192	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.96%), 11/18/2027	5,495	5,385	5,453	2.1%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (7.75%), 7/19/2028	8,619	8,467	8,458	3.2%
Vensure Employer Services, Inc. (c) (h)	Business Services	L+4.75% (6.83%), 4/1/2027	4,657	4,627	4,657	1.8%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+5.75% (7.75%), 6/2/2029	7,274	7,129	7,130	2.7%
Victors CCC Buyer, LLC (c)	Business Services	P+4.75% (9.50%), 6/2/2029	170	170	166	0.1%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.06%), 5/26/2026	433	433	426	0.2%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+6.00% (7.06%), 5/26/2026	3,698	3,637	3,642	1.4%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (8.00%), 6/22/2028	12,618	12,389	12,402	4.8%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (8.00%), 6/22/2028	3,066	3,066	3,014	1.1%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (8.00%), 6/22/2026	100	100	98	0.0%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (8.63%), 7/16/2028	13,498	13,259	13,264	5.1%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
June 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
WIN Holdings III Corp. (c)	Consumer	L+5.75% (8.63%), 7/16/2026	382	$382	$375	0.1%
Subtotal Senior Secured First Lien Debt				$542,427	$541,009	207.9%

Senior Secured Second Lien Debt - 21.4% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+7.25% (8.92%), 6/11/2029	6,010	$5,950	$5,746	2.2%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.50%), 8/2/2029	6,080	6,036	5,886	2.3%
Corelogic, Inc. (c) (h)	Business Services	L+6.50% (8.19%), 6/4/2029	4,645	4,601	4,143	1.6%
Asp Ls Acquisition Corp. (c) (h)	Transportation	L+7.50% (10.38%), 5/7/2029	4,275	4,263	4,168	1.6%
Proofpoint, Inc. (h)	Software/Services	L+6.25% (7.83%), 8/31/2029	3,681	3,666	3,515	1.4%
RealPage, Inc. (c) (h)	Software/Services	L+6.50% (8.17%), 4/23/2029	5,445	5,371	5,452	2.1%
Tecta America Corp. (c) (h)	Industrials	L+8.50% (10.17%), 4/9/2029	2,155	2,106	2,155	0.8%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.54%), 5/18/2029	1,370	1,358	1,370	0.5%
TRC Cos, Inc. (c) (h)	Industrials	L+6.75% (9.00%), 12/7/2029	7,045	6,977	6,742	2.6%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (8.17%), 5/14/2029	2,449	2,426	2,416	0.9%
Victory Buyer, LLC (c) (h)	Industrials	L+7.00% (9.06%), 11/19/2029	14,304	14,170	14,161	5.4%
Subtotal Senior Secured Second Lien Debt				$56,924	$55,754	21.4%

Subordinated Debt - 10.9% (b)
Encina Equipment Finance, LLC (c) (l)	Financials	L+7.75% (9.00%), 12/31/2028	3,771	$3,771	$3,771	1.5%
Encina Equipment Finance, LLC (c) (l) (o)	Financials	L+7.75% (9.00%), 12/31/2028	24,500	24,424	24,500	9.4%
Subtotal Subordinated Debt				$28,195	$28,271	10.9%

Equity/Other - 13.0% (b) (d)
Center Phase Energy, LLC (c) (e)	Utilities		1,680	$1,680	$1,680	0.7%
Encina Equipment Finance, LLC (c) (i) (l)	Financials		29,908,561	30,777	30,742	11.8%
Jakks Pacific, Inc. (c) (k)	Consumer		783	16	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,160	0.5%
Subtotal Equity/Other				$33,633	$33,698	13.0%

Total Investments - 253.2% (b)				$661,179	$658,732	253.2%
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At June 30, 2022, qualifying assets represent 95.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of June 30, 2022.
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
June 30, 2022
(Unaudited)
(d)    All amounts are in thousands except share amounts.
(e)    Non-income producing at June 30, 2022.
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
(i)    Investments are held in the taxable wholly-owned, consolidated subsidiary, FBCC EEF Holdings LLC.
(j)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
(k)    The provisions of the 1940 Act classify investments further based on the level of ownership that the company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when the Company owns less than 5% of a portfolio company’s voting securities and “affiliated” when the Company owns 5% or more of a portfolio company’s voting securities. The Company classifies this investment as “affiliated”.
(l)    The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be “controlled” when the Company owns more than 25% of the portfolio company’s voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as “controlled”.

(m)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.11 basis points per day with Macquarie US Trading LLC, dated April 19, 2022, due July 20, 2022.

(n)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.13 basis points per day with Macquarie US Trading LLC, dated June 27, 2022, due July 27, 2022.

(o)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.11 basis points per day with Macquarie US Trading LLC, dated April 18, 2022, due July 15, 2022.

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2022:

	At June 30, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$158,267	24.0%
Business Services	94,066	14.3%
Financials	87,312	13.3%
Software/Services	78,331	11.9%
Industrials	74,547	11.3%
Media/Entertainment	41,769	6.3%
Consumer	31,684	4.8%
Food & Beverage	26,875	4.1%
Utilities	17,953	2.7%
Chemicals	16,048	2.5%
Paper & Packaging	14,035	2.1%
Telecom	13,098	2.0%
Transportation	4,168	0.6%
Technology	579	0.1%
Total	$658,732	100.0%

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

Subordinated Debt - 10.3% (b)
Encina Equipment Finance, LLC (c) (k)	Financials	L+7.75% (9.00%), 12/31/2028	24,500	$24,412	$24,412	10.3%
Subtotal Subordinated Debt				$24,412	$24,412	10.3%

Equity/Other - 13.5% (b) (d)
Encina Equipment Finance, LLC (c) (e) (k)	Financials		29,908,561	$30,742	$30,742	13.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Jakks Pacific, Inc. (c) (e) (j)	Consumer		783	$13	$116	0.1%
Point Broadband Acquisition, LLC (c) (e)	Telecom		954,667	955	955	0.4%
Subtotal Equity/Other				$31,710	$31,813	13.5%

Total Investments - 219.2% (b)				$515,192	$517,300	219.2%
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
For the period ended June 30, 2022
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
For the period ended June 30, 2022
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
For the period ended June 30, 2022
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
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by the Company's board of directors (the “Board of Directors”); and
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable). On August 10, 2022, pursuant to Rule 2a-5, the Board of Directors has designated the Adviser as the Company’s valuation designee (the “Valuation Designee”) to perform fair value determinations relating to the value of assets held by the Company. The Adviser also has established a Valuation Committee to assist the Adviser in carrying out its designated responsibilities that the Board of Directors has designated to the Adviser as Valuation Designee, subject to oversight of the Board of Directors.
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
For the period ended June 30, 2022
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
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2022 and 2021, there were no reimbursements from the Adviser.
In connection with the Company’s private placement of shares of its Series A Preferred Stock, the Company incurred various offering costs. These costs are capitalized as a deferred cost and included within redeemable convertible preferred stock Series A on the consolidated statement of assets and liabilities as the preferred shares are issued. The costs are not subject to reimbursement from the Adviser.
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
For the period ended June 30, 2022
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
Payment-in-Kind Interest
The Company may hold debt investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. PIK interest, which represents contractually deferred interest that add to the investment balance that is generally due at maturity, is recorded on accrual basis to the extent such amounts are expected to be collected.
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
For the period ended June 30, 2022
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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2022 and December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2022 and December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2022
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of June 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$30,361	$510,648	$541,009
Senior Secured Second Lien Debt	—	3,515	52,239	55,754
Subordinated Debt	—	—	28,271	28,271
Equity/Other	—	—	33,698	33,698
Total	$—	$33,876	$624,856	$658,732

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of December 31, 2021	$358,083	$42,360	$24,412	$31,813	$456,668
Purchases and other adjustments to cost	149,705	3,361	3,783	1,888	158,737
Sales and repayments	(12,717)	—	—	35	(12,682)
Net realized gain (loss)	65	—	—	—	65
Transfers in	21,533	11,641	—	—	33,174
Transfers out	(5,508)	(3,681)	—	—	(9,189)
Net change in unrealized appreciation (depreciation) on investments	(513)	(1,442)	76	(38)	(1,917)
Balance as of June 30, 2022	$510,648	$52,239	$28,271	$33,698	$624,856
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(516)	$(1,442)	$76	$(38)	$(1,920)
For the six months ended June 30, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the six months ended June 30, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Purchases and other adjustments to cost	362,986	42,084	25,017	31,709	461,796
Sales and repayments	(6,311)	—	(1,148)	—	(7,459)
Net realized gain (loss)	72	—	543	—	615
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	1,336	276	—	104	1,716
Balance as of December 31, 2021	$358,083	$42,360	$24,412	$31,813	$456,668
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$1,336	$276	$—	$104	$1,716
For the year ended December 31, 2021, there were no transfers between levels of the fair value hierarchy.
The composition of the Company’s investments as of June 30, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$542,427	$541,009	82.1%
Senior Secured Second Lien Debt	56,924	55,754	8.5
Subordinated Debt	28,195	28,271	4.3
Equity/Other	33,633	33,698	5.1
Total	$661,179	$658,732	100.0%
The composition of the Company’s investments as of December 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$405,509	$407,074	78.7%
Senior Secured Second Lien Debt	53,561	54,001	10.4
Subordinated Debt	24,412	24,412	4.7
Equity/Other	31,710	31,813	6.2
Total	$515,192	$517,300	100.0%

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$305,736	Yield Analysis	Market Yield	7.46%	12.05%	9.33%
Senior Secured First Lien Debt (c)	105,085	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	99,827	Discounted Cash Flow	Market Yield	8.00%	11.70%	9.61%
Senior Secured Second Lien Debt	40,552	Discounted Cash Flow	Market Yield	9.25%	11.75%	10.11%
Senior Secured Second Lien Debt	11,687	Yield Analysis	Market Yield	10.43%	12.47%	11.68%
Subordinated Debt	28,271	Waterfall Analysis	Tangible Net Asset Value Multiple	1.94x	1.94x	1.94x
Equity/Other (b)	30,742	Waterfall Analysis	Tangible Net Asset Value Multiple	1.94x	1.94x	1.94x
Equity/Other (b)(c)	1,680	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	1,160	Waterfall Analysis	EBITDA Multiple	20.82x	20.82x	20.82x
Equity/Other (b)	116	Discounted Cash Flow	Market Yield	10.50%	10.50%	10.50%
Total	$624,856
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.
(c) This instrument(s) was held at cost.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
As of June 30, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
As of June 30, 2022 and December 31, 2021, $0.8 million and $0.5 million was payable to the Adviser for Management Fees, respectively.
For the three and six months ended June 30, 2022, the Company incurred $0.8 million and $1.5 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.2 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended June 30, 2022
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three and six months ended June 30, 2022, the Company incurred $0.9 million and $1.7 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and six months ended June 30, 2021, the Company did not incur incentive fees on income during operations under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
For the three and six months ended June 30, 2022, the Company accrued $(0.3) million and $(0.4), respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and six months ended June 30, 2021 the Company accrued $0.2 million and $0.2 million, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of June 30, 2022 and December 31, 2021, $0.4 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the three and six months ended June 30, 2022, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations. For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
Due to Related Party
Included within other liabilities on the consolidated statement of assets and liabilities as of June 30, 2022 and December 31, 2021, are $0 and $1.7 million of payables to Affiliated Funds or the Adviser, respectively.
Note 5 - Borrowings
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Prior to the Third Amendment (defined below) borrowings under the MS Credit Facility bore interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement.
On July 1, 2021, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $100.0 million to $200.0 million on a committed basis (the “First Amendment”).
On December 15, 2021, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $200.0 million to $250.0 million on a committed basis (the “Second Amendment”).
On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce ("CIBC") as a lender (the “Third Amendment”). Following the Third Amendment, borrowings under the MS Credit Facility bear interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.25%. FBCC Lending is subject to non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three month SOFR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement.
On June 28, 2022, FBCC Lending entered into a fourth amendment (together with any documents executed in connection therewith, the “Fourth Amendment”) to the MS Credit Facility. The Fourth Amendment, among other things, increases the maximum permissible borrowings under the MS Credit Facility to $400.0 million from $300.0 million on a committed basis and amends the spread on borrowings under the MS Credit Facility to 2.50%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

MS Subscription Facility
On April 22, 2021, the Company entered into a revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility had a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, the Company entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders.

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
The following table represents facility borrowings as of June 30, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$274,000	$(2,730)	$271,270
MS Subscription Facility	4/21/2023	50,000	49,900	(261)	49,639
Total		$450,000	$323,900	$(2,991)	$320,909
The following table represents facility borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$250,000	$190,000	$(2,174)	$187,826
MS Subscription Facility	4/22/2022	50,000	49,900	(186)	49,714
Total		$300,000	$239,900	$(2,360)	$237,540

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
The weighted average annualized interest cost for all facility borrowings for the six months ended June 30, 2022 and 2021 was 2.76% and 2.37%, respectively. The average daily debt outstanding for facility borrowings for the six months ended June 30, 2022 and 2021 was $280.4 million and $31.0 million, respectively. The maximum debt outstanding for facility borrowings for the six months ended June 30, 2022 and 2021 was $323.9 million and $105.0 million, respectively.
Short-term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2022 and December 31, 2021, the Company had short-term borrowings outstanding of $76.7 million and $41.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded interest expense of $0.7 million and $0, respectively, in connection with short-term borrowings. For the six months ended June 30, 2022, the Company had an average outstanding balance of short-term borrowings of $38.2 million and bore interest at a weighted average rate of 0.01%. For the six months ended June 30, 2021, the Company had no short-term borrowings.
The following table represents interest and debt fees for the three and six months ended June 30, 2022:

	Three months ended June 30, 2022					Six months ended June 30, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$2,001	$200	$88	(3)	0.50%	$3,370	$385	$204
MS Subscription Facility	(4)	0.30%	399	76	—	(4)	0.30%	670	133	N/A
Short-term borrowings			445	—	—			692	N/A	N/A
Totals			$2,845	$276	$88			$4,732	$518	$204
______________
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees and custody fees.
(3) From January 1, 2022 through January 30, 2022, the MS Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. From January 31, 2022 through June 27, 2022 the MS Credit Facility transitioned the benchmark rate to Adjusted Term SOFR. Borrowings under the MS Credit Facility bore interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.25%. From June 28, 2022 to June 30, 2022 MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.50%.
(4) From January 1, 2022 through April 19, 2022 the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through June 30, 2022 bears interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
At June 30, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2022 and December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of June 30, 2022	Fair Value as of June 30, 2022
MS Credit Facility	3	$274,000	$274,000
MS Subscription Facility	3	49,900	49,900
Total		$323,900	$323,900

	Level	Carrying Amount as of December 31, 2021	Fair Value as of December 31, 2021
MS Credit Facility	3	$190,000	$190,000
MS Subscription Facility	3	49,900	49,900
Total		$239,900	$239,900
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2022, the Company had unfunded commitments on delayed draw term loans of $64.1 million, and unfunded commitments on revolver term loans of $38.9 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $63.0 million, and unfunded commitments on revolver term loans of $27.8 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
As of June 30, 2022, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,521	$333
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	1,246	1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,037	2,037
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,312	1,312
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,631	487
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,198	5,198
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	1,039
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,237
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,792	351
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,453	1,453
Encina Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	7,229
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	976
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,273	1,273
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,503	5,503
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	458
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,841	3,841
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,258	1,258
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,293	2,293
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	936
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed Draw	3,016	2,558
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	857
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,905
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	$638	$638
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,665	3,665
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,376	2,100
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,180	2,180
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,901	1,901
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	135
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,350
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,983
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	153	153
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,188
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,902	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,526
			$128,003	$103,006

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$372	$372
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	3,001
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	171
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	1,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,983
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	960	960
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,917	5,521
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,670
			$99,231	$90,801
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of June 30, 2022 and as of December 31, 2021:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

	As of June 30, 2022		As of December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$578,913	$322,892	$573,763	$342,742
Series A Preferred Stock	77,500	67,500	27,500	22,500
Total	$656,413	$390,392	$601,263	$365,242
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the six months ended June 30, 2022.

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2022
May 27, 2022	1,653,439	$25,000
Total Capital Drawdowns	1,653,439	$25,000
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2021:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2021
January 7, 2021	1,333,333	$20,000
March 11, 2021	1,333,333	20,000
June 2, 2021	1,665,196	25,000
June 29, 2021	1,665,196	25,000
August 3, 2021	1,644,778	24,940
November 2, 2021	1,904,137	29,000
December 3, 2021	792,324	12,122
December 27, 2021	4,870,481	74,957
Total Capital Drawdowns	15,208,778	$231,019

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock for the six months ended June 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2022
April 7, 2022	5,000	$4,993
Total Capital Drawdowns	5,000	$4,993
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2021	15,260,764	$15	$231,200	$4,758	$235,973
Net investment income	—	—	—	5,455	5,455
Net realized gain from investment transactions	—	—	—	12	12
Net change in unrealized depreciation on investments	—	—	—	(634)	(634)
Issuance of common stock, net of issuance costs	—	—	—	—	—
Distributions to stockholders	—	—	—	(4,672)	(4,672)
Reinvested dividends	99,702	—	1,534	—	1,534
Balance as of March 31, 2022	15,360,466	$15	$232,734	$4,919	$237,668
Net investment income	—	—	—	5,924	5,924
Net realized gain from investment transactions	—	—	—	54	54
Net change in unrealized depreciation on investments	—	—	—	(3,919)	(3,919)
Issuance of common stock, net of issuance costs	1,653,439	2	24,998	—	25,000
Distributions to stockholders	—	—	—	(6,250)	(6,250)
Reinvested dividends	111,420	—	1,724	—	1,724
Balance as of June 30, 2022	17,125,325	$17	$259,456	$728	$260,201

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2020	100	0 (1)	$2	$(414)	$(412)
Net investment loss	—	—	—	(732)	(732)
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	403	403
Issuance of common stock, net of issuance costs	2,666,665	3	39,997	—	40,000
Balance as of March 31, 2021	2,666,765	$3	$39,999	$(743)	$39,259
Net investment income	—	—	—	9	9
Net realized gain from investment transactions	—	—	—	54	54
Net change in unrealized appreciation on investments	—	—	—	1,055	1,055
Issuance of common stock, net of issuance costs	3,333,331	3	49,997	—	50,000
Balance as of June 30, 2021	6,000,096	$6	$89,996	$375	$90,377
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
The following table reflects the Common Stock activity for the six months ended June 30, 2022:

	Shares	Value
Shares Sold	1,653,439	$25,000
Shares Issued through DRIP	211,122	3,258
Share Repurchases	—	—
	1,864,561	$28,258
The following table reflects the Common Stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	15,208,778	$231,019
Shares Issued through DRIP	51,886	790
Share Repurchases	—	—
	15,260,664	$231,809

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. The Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors (the “Investors,” and each, an “Investor”), pursuant to which the Investors made new capital commitments to purchase shares of the Company’s Series A Preferred Stock. As of June 30, 2022, the Company has received total capital commitments of $77.5 million, which has and will continue to call from time to time. Pursuant to their respective Preferred Subscription Agreements, each Investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days’ prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
On December 27, 2021, the Company issued 5,000 shares of Series A Preferred Stock. The Company received approximately $5.0 million in total net proceeds from the sale of the Series A Preferred Stock and incurred approximately $0.01 million in stock offering costs as part of the sale.
On April 7, 2022, the Company issued 5,000 shares of Series A Preferred Stock. The Company received approximately $5.0 million in total net proceeds from the sale of the Series A Preferred Stock and incurred approximately $0.01 million in stock offering costs as part of the sale.
As of June 30, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 10,000 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a Liquidity Event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a Liquidity Event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of June 30, 2022 and December 31, 2021, a Liquidity Event had not commenced.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the six months ended June 30, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	5,000	5,000
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	(7)
Ending Balance, June 30, 2022	10,000	$9,985
There were no Series A Preferred Stock for the six months ended June 30, 2021.
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2022 and 2021.

	For the three months ended June 30,		For the six months ended June 30,
Numerator	2022	2021	2022	2021
Net increase in net assets resulting from operations	$2,059	$1,118	$6,890	$789
Less: cumulative preferred stock dividends	(508)	—	(761)	—
Less: changes in carrying value of redeemable securities	(1)	—	(1)	—
Numerator for EPS - income available to common stockholders	$1,550	$1,118	$6,128	$789

Denominator
Weighted average common shares outstanding	16,026,077	3,197,901	15,668,119	2,366,581
Basic and diluted earnings per share	$0.10	$0.35	$0.39	$0.33

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Note 12 — Distributions

    The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$0.30
May 11, 2022	May 11, 2022	May 24, 2022	$0.39

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2021
October 28, 2021	October 28, 2021	November 15, 2021	$0.30

The following table reflects distributions declared on shares of the Company's Series A Preferred Stock during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$19.49
May 11, 2022	May 11, 2022	May 24, 2022	$25.28

There were no distributions declared on shares of Series A Preferred Stock during the year ended December 31, 2021.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)
Note 13 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the six months ended June 30, 2022 and for the period from January 7, 2021 to June 30, 2021:

	For the six months ended June 30,	For the period from January 7, 2021 to June 30,
	2022	2021
Per share data:
Net asset value attributable to common stock, beginning of period	$15.46	$15.00

Results of operations (1)
Net investment income (loss)	0.73	(0.31)
Net realized and unrealized gain (loss) on investments	(0.29)	0.64
Net increase in net assets resulting from operations attributable to common stockholders and participating securities	0.44	0.33

Accretion to redemption value of Series A redeemable convertible preferred stock (1)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.02)	—
Net decrease in net assets resulting from operations attributable to common stockholders	0.42	0.33

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.69)	—
Net decrease in net assets resulting from stockholder distributions	(0.69)	—

Other (3)	—	(0.27)
Net asset value attributable to common stock, end of period	$15.19	$15.06
Common shares outstanding at end of period	17,125,325	6,000,096
Total return (4)	2.72%	0.42%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$260,201	$90,377
Ratio of net investment income (loss) to average net assets attributable to common stock(5)	9.38%	(3.52)%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	8.05%	12.66%
Ratio of net expenses to average net assets attributable to common stock(5)(7)	7.52%	12.13%
Portfolio turnover rate (8)	2.24%	1.54%
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
For the period ended June 30, 2022
(Unaudited)
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
Note 14 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of June 30, 2022:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at June 30, 2022
Control Investments
Encina Equipment Finance, LLC (2)	Equity/Other	Financials	$1,348	$30,742	$—	$35	$—	$(35)	$30,742
Encina Equipment Finance, LLC (2)	Subordinated Debt	Financials	77	—	3,771	—	—	—	3,771
Encina Equipment Finance, LLC (2)	Subordinated Debt	Financials	1,120	24,412	12	—	—	76	24,500
Total Control Investments			$2,545	$55,154	$3,783	$35	$—	$41	$59,013

Affiliate Investments
Jakks Pacific, Inc. (2) (3)	Equity/Other	Consumer	$7	$116	$2	$—	$—	$(2)	$116
Total Affiliate Investments			$7	$116	$2	$—	$—	$(2)	$116
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
For the period ended June 30, 2022
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
On July 15, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 2.6 million shares of the Company’s Common Stock for an aggregate offering price of approximately $40.0 million.
On July 15, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 10,000 shares of the Company’s Series A Convertible Preferred Stock for an aggregate offering price of approximately $10.0 million.
On July 28, 2022, the Company’s Board of Directors declared a distribution of $0.39 per share of Common Stock, which is payable on or about August 5, 2022 to stockholders of record as of July 28, 2022.
On July 28, 2022, the Company’s Board of Directors declared a distribution of $25.42 per share of Series A Preferred Stock, which is payable on or about August 5, 2022 to stockholders of record as of July 28, 2022.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2022, 90.6% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing ('Initial Closing") of capital commitments (the "Capital Commitments") to purchase shares or our common stock ("Common Stock") to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of June 30, 2022, investors had made aggregate Capital Commitments to purchase Common Stock of $578.9 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our board of directors ("Board of Directors") has extended such that it currently will end December 18, 2022. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the "Series A Preferred Stock"). We entered into subscription agreements (collectively the "Preferred Subscription Agreements") with certain investors (the "Investors," and each, an "Investor"), pursuant to which Investors made new capital commitments to purchase shares of our Series A Preferred Stock. As of June 30, 2022, total capital commitments of preferred stock were $77.5 million, which has and will continue to call from time to time.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At June 30, 2022:
Investment Portfolio	$658,732
Net assets attributable to common stock	260,201
Debt (net of deferred financing costs)	320,909
Short-term Borrowings	76,730
Net asset value per share attributable to common stock	15.19

Portfolio Activity for the Six Months Ended June 30, 2022:
Purchases during the period	157,311
Sales, repayments, and other exits during the period	12,838
Number of portfolio companies at end of period	70

Operating Results for the Six Months Ended June 30, 2022:
Net investment income per share - basic	0.73
Net increase in net assets resulting from operations	0.44
Net investment income	11,378
Net realized and unrealized gain (loss)	(4,488)
Net increase in net assets resulting from operations	6,890
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

During the six months ended June 30, 2022, we made $157.3 million of investments in new portfolio companies and had $12.8 million in aggregate amount of sales and repayments, resulting in net investments of $144.5 million for the period. The total portfolio of debt investments at fair value consisted of 98.0% bearing variable interest rates and 2.0% bearing fixed interest rates.
Our portfolio composition, based on fair value at June 30, 2022 was as follows:

	June 30, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	82.1%	8.0%
Senior Secured Second Lien Debt	8.5	9.1
Subordinated Debt	4.3	9.0
Debt Subtotal	94.9%	8.1%
Equity/Other	5.1	8.0
Total	100.0%	8.1%
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
The weighted average risk rating of our investments based on fair value was 2.0 and 2.0 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
Our operating results for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Total investment income	$10,890	$1,626	$20,501	$1,768
Expenses, net of incentive fee waiver	4,875	1,595	8,709	2,414
Income tax expense, including excise tax	91	22	414	77
Net investment income (loss)	$5,924	$9	$11,378	$(723)

Investment Income
For the three and six months ended June 30, 2022, total investment income was $10.9 million and $20.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $588.0 million and a weighted average current yield of 8.1%. Included within total investment income was $0.3 million and $0.4 million, respectively, of fee income for the three and six months ended June 30, 2022. Fee income consists primarily of commitment fees. For the three and six months ended June 30, 2021, we had investment income of $1.6 million and $1.8 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $173.0 million and a weighted average current yield of 7.0%.
Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Management fees	$774	$183	$1,454	$242
Incentive fee on income	889	—	1,707	—
Incentive fee on capital gains	(316)	227	(409)	227
Interest and debt fees	3,209	624	5,454	662
Professional fees	349	336	758	576
Other general and administrative	347	168	631	394
Amortization of offering costs	—	151	13	290
Administrative services	57	35	104	60
Directors' fees	139	98	295	190
Incentive fee waiver	(573)	(227)	(1,298)	(227)
Expenses, net of incentive fee waiver	$4,875	$1,595	$8,709	$2,414
Interest and debt fees

Interest and debt fees increased from $0.6 million and $0.7 million, respectively, for the three and six months ended June 30, 2021 to $3.2 million and $5.5 million, respectively, for the three and six months ended June 30, 2022. This was primarily driven by the establishment of our credit facilities, and the subsequent increase in our average daily borrowings.

Management Fees

Management fees increased from $0.2 million and $0.2 million, respectively, for the three and six months ended June 30, 2021 to $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2022. This was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $0.5 million and $1.0 million, respectively, for the three and six months ended June 30, 2021 to $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2022, primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net realized gain
Non-affiliate investments	$54	$54	$66	$54
Total net realized gain	54	54	66	54
Net change in unrealized appreciation (depreciation) on investments
Control investments	(37)	—	41	—
Affiliate Investments	(3)	—	(2)	—
Non-affiliate investments	(3,879)	1,055	(4,593)	1,458
Total net change in unrealized appreciation (depreciation) on investments	$(3,919)	1,055	$(4,554)	1,458
Net realized and unrealized gain (loss)	$(3,865)	$1,109	$(4,488)	$1,512

Recent Developments
On July 15, 2022, pursuant to a drawdown notice previously delivered to investors, we issued and sold approximately 2.6 million shares of our Common Stock for an aggregate offering price of approximately $40.0 million.
On July 15, 2022, pursuant to a drawdown notice previously delivered to investors, we issued and sold approximately 10,000 shares of the our Series A Convertible Preferred Stock for an aggregate offering price of approximately $10.0 million.
On July 28, 2022, our Board of Directors declared a distribution of $0.39 per share of Common Stock, which is payable on or about August 5, 2022 to stockholders of record as of July 28, 2022.
On July 28, 2022, our Board of Directors declared a distribution of $25.42 per share of Series A Preferred Stock, which is payable on or about August 5, 2022 to stockholders of record as of July 28, 2022.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ Capital Commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of June 30, 2022, we had issued 17.1 million shares of our Common Stock for net proceeds of $260.1 million, including shares issued pursuant to the DRIP. We had also issued 10,000 shares of Series A Preferred Stock for gross proceeds of $10.0 million. As of June 30, 2021, we had issued 6.0 million shares of our Common Stock for net proceeds of $90.0 million, including shares issued pursuant to the DRIP. We had no Series A Preferred Stock issued as of June 30, 2021.
As of June 30, 2022, we had $13.7 million of cash. For the six months ended June 30, 2022, net cash used in operating activities was 148.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the six months ended June 30, 2022 was primarily a result of purchases of investments of $157.3 million, offset by sales and repayments of investments of $12.8 million. As of June 30, 2021, we had $15.4 million of cash. For the six months ended June 30, 2021, net cash used in operating activities was $177.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the six months ended June 30, 2021 was primarily a result of purchases of investments of $173.0 million, and receivables for unsettled trades of $20.8 million, partially offset by payables for unsettled trades of $15.2 million.

Net cash provided by financing activities of $149.0 million during the six months ended June 30, 2022 primarily related to proceeds from debt of $84.0 million, proceeds on short-term borrowings of $35.4 million, proceeds from the issuance of shares of common stock of $33.4 million, and proceeds from the issuance of shares of preferred stock of $5.0 million, partially offset by payments on financing costs of $1.1 million and common stockholder distributions of $7.3 million. Net cash provided by financing activities of $193.1 million during the six months ended June 30, 2021 primarily related to proceeds from debt of $105.0 million, and proceeds from issuance of shares of common stock of $89.7 million, partially offset by payments on financing costs of $1.6 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of June 30, 2022, we are party to the MS Credit Facility and MS Subscription Facility, each of which is defined in and described in more detail in Note 5 - Borrowings.
As of June 30, 2022, we had $126.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $390.4 million of uncalled Capital Commitments to purchase shares of our Common Stock and Series A Preferred Stock. As of June 30, 2021, we had $35.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $10.0 million of availability under the MS Subscription Facility and had approximately $482.1 million of uncalled capital commitments to purchase shares of our common stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

On May 11, 2022, our Board of Directors declared a cash dividend of $0.39 per share of Common Stock, payable on May 24, 2022 to stockholders of record as of May 11, 2022.

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

The table shows the components of the distributions we have declared and/or paid to common stockholders during the six months ended June 30, 2022 and 2021 (dollars in thousands):

	During the six months ended June 30
	2022	2021
Distributions declared	$10,569	$—
Distributions paid	$10,569	$—
Portion of distributions paid in cash	$7,300	$—
Portion of distributions paid in DRIP shares	$3,269	$—

On February 4, 2022, our Board of Directors declared a cash dividend of $19.49 per share of Preferred Stock, payable on February 22, 2022 to stockholders of record as of January 31, 2022.

On May 11, 2022, our Board of Directors declared a cash dividend of $25.28 per share of Preferred Stock, payable on May 24, 2022 to stockholders of record as of May 11, 2022.

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the six months ended June 30, 2022 and 2021 (dollars in thousands):

	During the six months ended June 30
	2022	2021
Distributions declared	$350	$—
Distributions paid	$350	$—
Portion of distributions paid in cash	$350	$—
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2022 and 2021, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported to stockholders shortly after the end of the calendar year 2022 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2022, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and six months ended June 30, 2021, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.

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
Due to Related Party
Included within other liabilities on the consolidated statement of assets and liabilities as of June 30, 2022 and December 31, 2021, are $0 and $1.7 million of payables to Affiliated Funds or the Adviser, respectively.
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

MS Credit Facility

On March 15, 2021, the Company, FBCC Lending I, a wholly-owned, special purpose financial subsidiary of the Company ("FBCC Lending"), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to us. Any amounts borrowed under the MS Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Prior to the Third Amendment (defined below) borrowings under the MS Credit Facility bore interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Credit Facility.

On July 1, 2021, FBCC Lending, amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $100.0 million to $200.0 million on a committed basis (the “First Amendment”).

On December 15, 2021, FBCC Lending, amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings under the MS Credit Facility from $200.0 million to $250.0 million on a committed basis (the “Second Amendment”).

On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce ("CIBC") as a lender (the “Third Amendment”). Following the Third Amendment, borrowings under the MS Credit Facility bear interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.25%. FBCC Lending is subject to non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three month SOFR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement.
On June 28, 2022, FBCC Lending entered into a fourth amendment (together with any documents executed in connection therewith, the “Fourth Amendment”) to the MS Credit Facility. The Fourth Amendment, among other things, increases the maximum permissible borrowings under the MS Credit Facility to $400.0 million from $300.0 million on a committed basis and amends the spread on borrowings under the MS Credit Facility to 2.50%.
MS Subscription Facility
On April 22, 2021, we entered into a revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility allows the Company to borrow up to $50.0 million, subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility has a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, we entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders.
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
Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of June 30, 2022 and December 31, 2021, we had short-term borrowings outstanding of $76.7 million and $41.3 million, respectively. For the six months ended June 30, 2022 and 2021, we recorded interest expense of $0.7 million and $0 million, respectively, in connection with short-term borrowings. For the six months ended June 30, 2022, we had an average outstanding balance of short-term borrowings of $38.2 million and bore interest at a weighted average rate of 0.01%. For the six months ended June 30, 2021, we had no short-term borrowings.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$274,000	$—	$274,000	$—	$—
MS Subscription Facility (2)	49,900	49,900	—	—	—
Short-term borrowings	76,730	76,730	—	—	—
Total		$126,630	$274,000	$—	$—
—–—–—–—–—–
(1) As of June 30, 2022, we had $126.0 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
(2) As of June 30, 2022, we had $0.1 million in unused borrowing capacity under the MS Subscription Facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2022, we had unfunded commitments on delayed draw term loans of $64.1 million and unfunded commitments on revolver term loans of $38.9 million. As of December 31, 2021, we had unfunded commitments on delayed draw term loans of $63.0 million and unfunded commitments on revolver term loans of $27.8 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm(s) (to the extent applicable). On August 10, 2022, pursuant to Rule 2a-5, the Board of Directors has designated the Adviser as the Company’s valuation designee (the “Valuation Designee”) to perform fair value determinations relating to the value of assets held by the Company. The Adviser also has established a Valuation Committee to assist the Adviser in carrying out its designated responsibilities that the Board of Directors has designated to the Adviser as Valuation Designee, subject to oversight of the Board of Directors.
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
Payment-in-Kind Interest
The Company may hold debt investments in its portfolio that contain PIK interest and dividend provisions. PIK interest, which represents contractually deferred interest that add to the investment balance that is generally due at maturity, is recorded on accrual basis to the extent such amounts are expected to be collected.
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
As of June 30, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.21% with a total carrying value (net of deferred financing costs) of $320.9 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 229 Basis Points	$(6,862)
(-) 200 Basis Points	$(6,006)
(-) 100 Basis Points	$(3,003)
(-) 50 Basis Points	$(1,502)
(+) 50 Basis Points	$1,502
(+) 100 Basis Points	$3,003
(+) 200 Basis Points	$6,006

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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $798.5 million in total assets, (ii) a weighted average cost of funds of 2.76%, (iii) $450.0 million in debt outstanding (i.e., assumes that the full amount is available to us under our MS Credit Facility and MS Subscription Facility as of June 30, 2022), and (iv) $260.2 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Company’s Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(35.46)%	(20.12)%	(4.77)%	10.57%	25.91%
—–—–—–—–—–
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2022 total assets of at least 1.56%.
As of June 30, 2022, the Morgan Stanley Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due March 15, 2025 and the Morgan Stanley Subscription Facility provided for borrowings in an aggregate principal amount of up to $50.0 million on a committee basis, due April 21, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
First Amendment to Revolving Credit Agreement, dated as of April 20, 2022, by and among the Company, Morgan Stanley, N.A. and Morgan Stanley Asset Funding Inc. (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 13, 2022 and incorporated herein by reference).

10.2
Fourth Amendment to Loan and Servicing Agreement, dated as of June 28, 2022, by and among FBCC Lending I, LLC, Franklin BSP Capital Adviser L.L.C., Morgan Stanley Bank, N.A. and Canadian Imperial Bank of Commerce, as lenders, and Morgan Stanley Asset Funding, Inc. as administrative agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2022 and incorporated herein by reference).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 12, 2022

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 12, 2022