Form 10-Q
period 2022-09-30
Franklin BSP Capital Corp
filed 2022-11-14
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 8, 2022 was 23,352,236.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $60,855 and $55,154, respectively)	$60,899	$55,154
Affiliate Investments, at fair value (amortized cost of $0 and $13, respectively)	—	116
Non-Affiliate Investments, at fair value (amortized cost of $682,148 and $460,025, respectively)	678,103	462,030
Investments, at fair value (amortized cost of $743,003 and $515,192, respectively)	739,002	517,300
Cash and cash equivalents	27,352	12,860
Deferred offering costs	126	127
Interest and dividends receivable	6,831	2,324
Receivable for unsettled trades	602	166
Capital call receivable	4,332	8,402
Prepaid expenses and other assets	124	74
Total assets	$778,369	$541,253

Liabilities:
Debt (net of deferred financing costs of $2,656 and $2,360, respectively)	$341,744	$237,540
Short-term borrowings	58,913	41,302
Management fees payable	921	526
Accounts payable and accrued expenses	1,972	2,261
Payable for unsettled trades	391	15,226
Interest and debt fees payable	1,212	474
Directors' fees payable	17	—
Other liabilities	1,950	2,959
Total liabilities	407,120	300,288
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 20,000 issued and outstanding at September 30, 2022 and 5,000 issued and outstanding at December 31, 2021	19,970	4,992

Net assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 23,182,891 issued and outstanding at September 30, 2022, and 15,260,764 issued and outstanding at December 31, 2021	23	15
Additional paid in capital	351,691	231,200
Total distributable earnings (loss)	(435)	4,758
Total net assets attributable to common stock	351,279	235,973
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$778,369	$541,253

Net asset value per share attributable to common stock	$15.15	$15.46

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except, share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Investment income:
From control investments
Interest income	$770	$—	$1,966	$—
Dividend income	675	—	2,023	—
Fee and other income	1	—	2	—
Total investment income from control investments	1,446	—	3,991	—
From affiliate investments
Interest income	—	1	4	60
Total investment income from affiliate investments	—	1	4	60
From non-affiliate investments
Interest income	13,713	3,964	31,211	5,632
Dividend income	34	—	34	—
Fee and other income	690	76	1,134	117
Total investment income from non-affiliate investments	14,437	4,040	32,379	5,749
Interest from cash and cash equivalents	66	1	76	1
Total investment income	15,949	4,042	36,450	5,810
Operating expenses:
Management fees	919	330	2,373	572
Incentive fee on income	1,285	218	2,992	218
Incentive fee on capital gains	—	151	(409)	378
Interest and debt fees	5,377	1,209	10,831	1,871
Professional fees	494	370	1,252	945
Other general and administrative	305	264	936	659
Amortization of common stock offering costs	1	160	14	450
Administrative services	51	27	155	87
Directors' fees	139	98	434	288
Total expenses before incentive fee waiver	8,571	2,827	18,578	5,468
Incentive fee waiver	(1,285)	(369)	(2,583)	(596)
Expenses, net of incentive fee waiver	7,286	2,458	15,995	4,872
Net investment income before income taxes	8,663	1,584	20,455	938
Income tax expense, including excise tax	89	11	503	88
Net investment income	8,574	1,573	19,952	850

Realized and unrealized gain (loss):
Net realized gain (loss)
Affiliate investments	—	515	—	566
Non-affiliate investments	197	5	263	8
Total net realized gain (loss)	197	520	263	574

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except, share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net change in unrealized appreciation (depreciation) on investments
Control investments	3	—	44	—
Affiliate investments	—	(552)	—	102
Non-affiliate investments	(1,562)	1,043	(6,153)	1,847
Net change in deferred taxes	(171)	—	(171)	—
Total net change in unrealized appreciation (depreciation) on investments	(1,730)	491	(6,280)	1,949
Net realized and unrealized gain (loss)	(1,533)	1,011	(6,017)	2,523

Net increase in net assets resulting from operations attributable to participating securities	$7,041	$2,584	$13,935	$3,373
Accretion to redemption value of Series A redeemable convertible preferred stock	(1)	—	(2)	—
Accrual of Series A redeemable convertible preferred stock distributions	(508)	—	(859)	—
Net increase in net assets resulting from operations attributable to common stockholders	$6,532	$2,584	$13,074	$3,373

Per share information - basic and diluted
Net investment income	$0.44	$0.22	$1.18	$0.22
Earnings per share	$0.34	$0.37	$0.75	$0.86
Weighted average common shares outstanding	19,481,677	7,034,082	16,953,274	3,939,356

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Operations:
Net investment income	$19,952	$850
Net realized gain (loss) from investments	263	574
Net change in unrealized appreciation (depreciation) on investments	(6,109)	1,949
Net change in deferred taxes	(171)	—
Accretion to redemption value of Series A redeemable convertible preferred stock	(2)	—
Accrual of Series A redeemable convertible preferred stock distributions	(859)	—
Net increase in net assets resulting from operations attributable to common stockholders	13,074	3,373
Stockholder distributions:
Common stockholder distributions	(18,267)	—
Net decrease in net assets attributable to common stock from stockholder distributions	(18,267)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	115,000	114,940
Reinvestment of common stockholder distributions	5,499	—
Net increase in net assets attributable to common stock from capital share transactions	120,499	114,940
Total increase (decrease) in net assets attributable to common stock	115,306	118,313
Net assets at beginning of period attributable to common stock	235,973	(412)
Net assets at end of period attributable to common stock	$351,279	$117,901

Net asset value per share attributable to common stock	$15.15	$15.43
Common shares outstanding at end of period	23,182,891	7,641,936

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$13,935	$3,373
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(1,131)	(74)
Net accretion of discount on investments	(828)	(166)
Amortization of deferred financing costs	853	425
Amortization of deferred offering costs	1	420
Accretion of redemption value of Series A redeemable convertible preferred stock	(2)	—
Sales and repayments of investments	36,716	3,579
Purchases of investments	(262,305)	(282,322)
Net realized (gain) loss from investments	(263)	(574)
Net change in unrealized (appreciation) depreciation on investments	6,109	(1,949)
(Increase) decrease in operating assets:
Interest receivable	(4,507)	(2,105)
Receivable for unsettled trades	(436)	(25,392)
Prepaid expenses and other assets	(50)	(96)
(Increase) decrease in operating liabilities:
Management fees payable	395	330
Accounts payable and accrued expenses	(289)	795
Payable for unsettled trades	(14,835)	6,230
Interest and debt fees payable	738	323
Directors' fees payable	17	—
Other liabilities	(1,008)	(310)
Net cash used in operating activities	(226,890)	(297,513)

Financing activities
Proceeds from issuance of shares of common stock	119,069	114,940
Proceeds from issuance of shares of preferred stock	14,978	—
Proceeds from debt	160,000	192,900
Payments on debt	(55,500)	(5,000)
Proceeds on short-term borrowings	168,268	—
Repayments on short-term borrowings	(150,657)	—
Payments of financing costs	(1,149)	(2,623)
Common stockholder distributions	(12,768)	—
Preferred stockholder distributions	(859)	—
Net cash provided by financing activities	241,382	300,217

Net increase in cash and cash equivalents	14,492	2,704
Cash and cash equivalents, beginning of period	12,860	2
Cash and cash equivalents, end of period	$27,352	$2,706

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2022	2021

Supplemental information:
Interest and non-usage fees paid during the period	$9,142	$1,120
Taxes, including excise tax, paid during the period	$476	$99
Distributions reinvested during the period	$5,499	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
September 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 176.4% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (10.51%), 3/4/2027	4,183	$4,117	$4,247	1.2%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (9.67%), 7/1/2027	19,918	19,588	19,619	5.6%
Acrisure, LLC (h)	Financials	L+4.25% (7.37%), 2/15/2027	4,593	4,564	4,295	1.2%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.50% (10.67%), 5/7/2027	1,183	1,183	1,165	0.3%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.50% (8.47%), 5/7/2027	5,771	5,677	5,683	1.6%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+6.50% (9.63%), 10/2/2028	2,902	2,845	2,845	0.8%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (7.12%), 6/9/2028	2,044	2,039	1,882	0.5%
Armada Parent, Inc. (c)	Industrials	L+5.75% (9.39%), 10/29/2027	1,019	1,019	1,000	0.3%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (8.56%), 10/29/2027	20,213	19,860	19,853	5.7%
Aveanna Healthcare, LLC (a)	Healthcare	L+3.75% (6.80%), 7/17/2028	393	391	312	0.1%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (6.80%), 7/17/2028	5,584	5,559	4,439	1.3%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	10,721	10,493	10,490	3.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+6.00% (9.05%) 4% PIK, 6/18/2027	4,308	4,308	4,234	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+6.00% (9.05%) 4% PIK, 6/18/2027	11,786	11,579	11,583	3.3%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (9.37%), 12/29/2028	788	788	761	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (9.37%), 12/29/2028	1,551	1,551	1,498	0.4%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (9.37%), 12/30/2026	520	520	502	0.1%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+6.25% (9.37%), 12/29/2028	9,309	9,116	8,992	2.6%
Center Phase Energy, LLC (c) (h)	Utilities	S+7.00% (9.79%), 6/23/2027	11,838	11,603	11,615	3.3%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.50% (8.62%), 5/5/2027	2,634	2,634	2,634	0.7%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.50% (8.62%), 5/5/2027	86	86	86	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.50% (8.62%), 5/5/2027	7,574	7,437	7,574	2.2%
Community Brands ParentCo, LLC (c) (h)	Software/Services	S+5.75% (8.88%), 2/24/2028	9,175	9,005	9,010	2.6%
Coronis Health, LLC (c)	Healthcare	S+6.25% (9.28%), 7/27/2029	24,360	23,863	23,873	6.8%
Division Holding Corp. (h)	Business Services	L+4.75% (7.87%), 5/27/2028	3,751	3,719	3,582	1.0%
Eliassen Group, LLC (c)	Business Services	S+5.75% (9.13%), 4/14/2028	218	218	216	0.1%
Eliassen Group, LLC (c) (h)	Business Services	S+5.75% (9.30%), 4/14/2028	5,752	5,697	5,699	1.6%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (7.75%), 9/13/2027	9,683	9,512	9,683	2.8%
First Eagle Holdings, Inc. (c) (h)	Financials	S+6.50% (9.15%), 2/2/2027	13,860	13,455	13,458	3.8%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
September 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Florida Food Products, LLC (c) (h)	Food & Beverage	L+5.00% (8.12%), 10/18/2028	12,664	$12,439	$11,968	3.4%
FR Flow Control Luxco 1 Sarl (c) (h)	Industrials	S+5.50% (9.31%), 6/28/2026	4,473	4,432	4,473	1.3%
Galway Borrower, LLC (c)	Financials	L+5.25% (8.99%), 9/29/2028	520	520	511	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (8.92%), 9/29/2028	12,502	12,305	12,283	3.5%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+5.25% (6.76%), 5/18/2029	11,552	11,356	11,360	3.2%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+3.75% (6.56%), 4/30/2028	3,574	3,505	3,464	1.0%
Gordian Medical, Inc. (c) (h)	Healthcare	L+6.25% (9.92%), 1/31/2027	4,416	4,321	4,067	1.2%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+6.00% (9.67%), 11/12/2026	4,618	4,540	4,618	1.3%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (9.67%), 9/22/2028	8,038	7,894	7,965	2.3%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (9.67%), 9/22/2028	145	144	144	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+5.75% (8.63%), 5/23/2028	256	256	251	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+5.75% (8.63%), 5/23/2028	9,003	8,828	8,834	2.5%
IQN Holding Corp. (c) (h)	Software/Services	S+5.50% (7.96%), 5/2/2029	5,474	5,422	5,423	1.5%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	1,883	0.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (8.86%), 12/10/2027	367	367	361	0.1%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	L+5.75% (8.51%), 12/10/2027	11,149	10,951	10,954	3.1%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+4.75% (8.92%), 3/20/2028	5,466	5,443	5,220	1.5%
Medical Management Resource Group, LLC (c)	Healthcare	L+5.75% (8.26%), 9/30/2027	3,008	3,008	2,968	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (8.56%), 9/30/2027	7,285	7,159	7,187	2.0%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+6.50% (9.62%), 7/29/2026	2,572	2,572	2,572	0.7%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (9.62%), 7/29/2026	21,448	21,095	21,448	6.1%
Monumental RSN, LLC (c) (l)	Media/Entertainment	S+6.00% (9.02%), 9/20/2027	27,989	27,709	27,711	7.9%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (8.74%), 10/19/2027	6,540	6,426	6,424	1.8%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.56%), 4/5/2027	2,449	2,449	2,405	0.7%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+5.50% (8.38%), 4/5/2027	11,322	11,048	11,117	3.2%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+5.50% (8.69%), 4/5/2027	839	823	824	0.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (10.69%), 4/6/2027	7,499	7,374	7,375	2.1%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (10.69%), 4/6/2027	2,680	2,633	2,636	0.8%
Point Broadband Acquisition, LLC (c)	Telecom	L+6.00% (9.63%), 10/2/2028	831	831	813	0.2%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (8.29%), 10/2/2028	8,729	8,531	8,542	2.4%
Relativity Oda, LLC (c) (h)	Software/Services	L+9.59% (10.59%) PIK, 5/12/2027	2,178	2,138	2,110	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
September 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (11.00%), 10/19/2027	2,264	$2,264	$2,227	0.6%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+5.75% (7.76%), 10/19/2027	3,339	3,284	3,284	0.9%
RSC Acquisition, Inc. (c)	Financials	S+5.50% (6.25%), 10/30/2026	422	422	422	0.1%
RSC Acquisition, Inc. (c) (h)	Financials	S+5.50% (7.70%), 10/30/2026	6,867	6,861	6,867	2.0%
Safe Fleet Holdings, LLC (c) (h)	Industrials	S+5.00% (7.78%), 2/23/2029	6,053	5,872	5,871	1.7%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (9.29%), 11/18/2027	16,757	16,433	16,440	4.7%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (9.67%), 11/18/2027	14,930	14,658	14,648	4.2%
SCIH Salt Holdings, Inc. (h)	Industrials	L+4.00% (6.81%), 3/16/2027	1,103	1,098	1,022	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services	L+5.75% (9.42%), 12/8/2028	5,014	4,918	4,926	1.4%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (7.79%), 10/1/2027	16,007	15,725	15,740	4.5%
SitusAMC Holdings Corp. (c) (h)	Financials	L+5.75% (9.42%), 12/22/2027	6,788	6,728	6,729	1.9%
Skillsoft Corp. (a) (h)	Technology	S+5.25% (7.96%), 7/14/2028	593	585	515	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (8.62%), 12/30/2026	4,922	4,880	4,922	1.4%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (9.35%), 6/16/2027	124	124	123	0.0%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (9.42%), 6/16/2028	3,874	3,816	3,816	1.1%
Tecta America Corp. (h)	Industrials	L+4.25% (7.37%), 4/10/2028	3,871	3,840	3,668	1.0%
The NPD Group, LP (c) (h)	Business Services	S+6.25% (8.76%) 2.75% PIK, 12/1/2028	16,664	16,336	16,341	4.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (6.99%), 5/18/2028	1,443	1,437	1,443	0.4%
Tivity Health, Inc. (c) (h) (m)	Healthcare	S+6.00% (9.55%), 6/28/2029	32,182	31,393	31,410	8.9%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (8.63%), 6/29/2027	1,651	1,651	1,626	0.5%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (7.08%), 6/29/2027	8,788	8,648	8,656	2.5%
Triple Lift, Inc. (c)	Software/Services	S+5.75% (7.17%), 5/5/2028	534	534	534	0.2%
Triple Lift, Inc. (c) (h)	Software/Services	S+5.75% (6.58%), 5/5/2028	11,964	11,758	11,964	3.4%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (8.80%), 11/18/2027	921	921	921	0.3%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (8.47%), 11/18/2027	5,495	5,385	5,495	1.6%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (9.17%), 7/19/2028	8,597	8,450	8,436	2.4%
Vensure Employer Services, Inc. (c) (h)	Business Services	S+4.75% (7.30%), 4/1/2027	4,797	4,768	4,797	1.4%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+5.75% (7.75%), 6/1/2029	7,256	7,114	7,117	2.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+5.75% (8.48%), 7/1/2028	109	109	107	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare	S+5.75% (8.48%), 7/1/2028	8,461	8,317	8,319	2.4%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
September 30, 2022
(Unaudited)

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (8.52%), 5/26/2026	423	$423	$423	0.1%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+6.00% (8.52%), 5/26/2026	3,698	3,640	3,698	1.1%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (9.42%), 6/22/2028	3,058	3,058	2,931	0.9%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (9.42%), 6/22/2026	100	100	96	0.0%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (9.42%), 6/22/2028	12,586	12,363	12,062	3.5%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (8.63%), 7/16/2028	13,464	13,231	13,242	3.8%
Subtotal Senior Secured First Lien Debt				$622,364	$619,579	176.4%

Senior Secured Second Lien Debt - 15.7% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+7.25% (10.37%), 6/11/2029	6,010	$5,950	$5,746	1.6%
Asp Ls Acquisition Corp. (c) (h)	Transportation	L+7.50% (10.38%), 5/7/2029	4,275	4,263	4,036	1.1%
Corelogic, Inc. (c) (h)	Business Services	L+6.50% (9.63%), 6/4/2029	4,645	4,602	4,143	1.2%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (8.81%), 8/2/2029	6,080	6,036	5,885	1.7%
Proofpoint, Inc. (h)	Software/Services	L+6.25% (9.32%), 8/31/2029	3,681	3,666	3,529	1.0%
RealPage, Inc. (h)	Software/Services	L+6.50% (9.02%), 4/23/2029	5,445	5,372	5,244	1.5%
Tecta America Corp. (c) (h)	Industrials	L+8.50% (11.62%), 4/9/2029	2,155	2,104	2,110	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (9.74%), 5/18/2029	1,370	1,358	1,370	0.4%
TRC Cos, Inc. (c) (h)	Industrials	L+6.75% (9.87%), 12/7/2029	7,045	6,979	6,742	1.9%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (9.62%), 5/14/2029	2,449	2,426	2,361	0.7%
Victory Buyer, LLC (c) (h)	Industrials	L+7.00% (10.57%), 11/19/2029	14,304	14,171	14,161	4.0%
Subtotal Senior Secured Second Lien Debt				$56,927	$55,327	15.7%

Subordinated Debt - 8.6% (b)
Encina Equipment Finance, LLC (c) (k)	Financials	L+7.75% (10.49%), 12/31/2028	5,657	$5,657	$5,657	1.6%
Encina Equipment Finance, LLC (c) (k)	Financials	L+7.75% (10.49%), 12/31/2028	24,500	24,421	24,500	7.0%
Subtotal Subordinated Debt				$30,078	$30,157	8.6%

Equity/Other - 9.7% (b) (d)
Center Phase Energy, LLC (c)	Utilities		1,680	$1,680	$1,712	0.5%
Encina Equipment Finance, LLC (c) (i) (k)	Financials		29,908,561	30,777	30,742	8.8%
Jakks Pacific, Inc. (c)	Consumer		783	17	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,369	0.4%
Subtotal Equity/Other				$33,634	$33,939	9.7%

Total Investments - 210.4% (b)				$743,003	$739,002	210.4%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
September 30, 2022
(Unaudited)
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At September 30, 2022, qualifying assets represent 96.4% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of September 30, 2022.
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
(e)    Non-income producing at September 30, 2022.
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
(j)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
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

(l)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.18 basis points per day with Macquarie US Trading LLC, dated September 20, 2022, due October 10, 2022.

(m)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.17 basis points per day with Macquarie US Trading LLC, dated August 26, 2022, due October 20, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(Dollars in thousands, except share and per share data)
September 30, 2022
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2022:

	At September 30, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$184,648	25.0%
Business Services	110,548	15.0%
Financials	108,309	14.7%
Software/Services	78,115	10.6%
Industrials	71,514	9.7%
Media/Entertainment	69,758	9.4%
Food & Beverage	26,314	3.5%
Consumer	23,041	3.1%
Utilities	17,945	2.4%
Chemicals	16,064	2.2%
Telecom	14,188	1.9%
Paper & Packaging	14,007	1.9%
Transportation	4,036	0.5%
Technology	515	0.1%
Total	$739,002	100.0%

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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
Valuation of Portfolio Investments
Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. The board of directors (the “Board of Directors”) has delegated to the Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. On a quarterly basis, the Valuation Designee performs an analysis of each investment to determine fair value as follows:
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Valuation Designee may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Valuation Designee determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined to be readily available, the Valuation Designee uses the quote obtained.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Valuation Designee, with assistance from one or more independent valuation firms engaged by the Company's Board of Directors; and
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of independent valuation firms (to the extent applicable) and the Valuation Designee’s own analysis. The Valuation Designee also has established a Valuation Committee to assist the Valuation Designee in carrying out its designated responsibilities, subject to oversight of the Board of Directors.
Because there is not a readily available market value for most of the investments in its portfolio, the Valuation Designee values substantially all of its portfolio investments at fair value as determined in good faith by its Board of Directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.
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
For the period ended September 30, 2022
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
The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2022 and 2021, there were no reimbursements from the Adviser.
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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2022 and December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2022 and December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
As part of the Company's quarterly valuation process, the Valuation Designee may be assisted by one or more independent valuation firms. The Valuation Designee under the supervision of the Board of Directors determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable) and the Valuation Designee’s own analysis.
Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of September 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$30,282	$589,297	$619,579
Senior Secured Second Lien Debt	—	8,773	46,554	55,327
Subordinated Debt	—	—	30,157	30,157
Equity/Other	—	—	33,939	33,939
Total	$—	$39,055	$699,947	$739,002
The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$48,991	$358,083	$407,074
Senior Secured Second Lien Debt	—	11,641	42,360	54,001
Subordinated Debt	—	—	24,412	24,412
Equity/Other	—	—	31,813	31,813
Total	$—	$60,632	$456,668	$517,300

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2022	$358,083	$42,360	$24,412	$31,813	$456,668
Purchases and other adjustments to cost	252,927	3,358	5,665	1,889	263,839
Sales and repayments	(36,486)	—	—	35	(36,451)
Net realized gain (loss)	261	—	—	—	261
Transfers in	21,533	11,641	—	—	33,174
Transfers out	(5,508)	(9,170)	—	—	(14,678)
Net change in unrealized appreciation (depreciation) on investments	(1,513)	(1,635)	80	202	(2,866)
Balance as of September 30, 2022	$589,297	$46,554	$30,157	$33,939	$699,947
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(1,506)	$(1,635)	$79	$202	$(2,860)
For the nine months ended September 30, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
The composition of the Company’s investments as of September 30, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$622,364	$619,579	83.8%
Senior Secured Second Lien Debt	56,927	55,327	7.5
Subordinated Debt	30,078	30,157	4.1
Equity/Other	33,634	33,939	4.6
Total	$743,003	$739,002	100.0%
The composition of the Company’s investments as of December 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$405,509	$407,074	78.7%
Senior Secured Second Lien Debt	53,561	54,001	10.4
Subordinated Debt	24,412	24,412	4.7
Equity/Other	31,710	31,813	6.2
Total	$515,192	$517,300	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$558,741	Yield Analysis	Market Yield	8.10%	13.46%	10.36%
Senior Secured First Lien Debt (c)	30,556	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	46,554	Yield Analysis	Market Yield	10.90%	15.30%	12.33%
Subordinated Debt	30,157	Waterfall Analysis	Tangible Net Asset Value Multiple	1.92x	1.92x	1.92x
Equity/Other (b)	30,742	Waterfall Analysis	Tangible Net Asset Value Multiple	1.92x	1.92x	1.92x
Equity/Other	3,081	Waterfall Analysis	EBITDA Multiple	6.16x	21.00x	12.75x
Equity/Other (b)	116	Yield Analysis	Market Yield	11.50%	11.50%	11.50%
Total	$699,947
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.
(c) These instrument(s) were held at cost as an approximation of fair value.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
As of September 30, 2022 and December 31, 2021, $0.9 million and $0.5 million was payable to the Adviser for Management Fees, respectively.
For the three and nine months ended September 30, 2022, the Company incurred $0.9 million and $2.4 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2021, the Company incurred $0.3 million and $0.6 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended September 30, 2022
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a Liquidity Event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three and nine months ended September 30, 2022, the Company incurred $1.3 million and $3.0 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and nine months ended September 30, 2021, the Company incurred $0.2 million and $0.2 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
For the three and nine months ended September 30, 2022, the Company accrued $0 and $(0.4) million, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and nine months ended September 30, 2021 the Company accrued $0.2 million and $0.4 million, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of September 30, 2022 and December 31, 2021, $0.6 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $0.6 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $0.5 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
Due to Related Party
As of September 30, 2022, there were no payables to Affiliated Funds or the Adviser included within other liabilities on the consolidated statements of assets and liabilities. As of December 31, 2021, $1.7 million of payables to Affiliated Funds or the Adviser were included within other liabilities on the consolidated statements of assets and liabilities.
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
On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce ("CIBC") as a lender (the “Third Amendment”). Following the Third Amendment, borrowings under the MS Credit Facility bear interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. FBCC Lending is subject to non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three month SOFR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement. The entire facility is subject to a 0.25% administrative agent fee.
On June 28, 2022, FBCC Lending entered into a fourth amendment (together with any documents executed in connection therewith, the “Fourth Amendment”) to the MS Credit Facility. The Fourth Amendment, among other things, increases the maximum permissible borrowings under the MS Credit Facility to $400.0 million from $300.0 million on a committed basis and amends the spread on borrowings under the MS Credit Facility to 2.25%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
MS Subscription Facility
On April 22, 2021, the Company entered into a $50.0 million revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility is subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility had a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, the Company entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders. On September 30, 2022, pursuant to the terms of the agreement the Company voluntarily reduced commitments from $50.0 million to $44.5 million (the “MS Subscription Facility Downsize”).

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
The following table represents facility borrowings as of September 30, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$300,000	$(2,476)	$297,524
MS Subscription Facility	4/21/2023	44,500	44,400	(180)	44,220
Total		$444,500	$344,400	$(2,656)	$341,744
The following table represents facility borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$250,000	$190,000	$(2,174)	$187,826
MS Subscription Facility	4/22/2022	50,000	49,900	(186)	49,714
Total		$300,000	$239,900	$(2,360)	$237,540
The weighted average annualized interest cost for all facility borrowings for the nine months ended September 30, 2022 and 2021 was 3.47% and 2.36%, respectively. The average daily debt outstanding for facility borrowings for the nine months ended September 30, 2022 and 2021 was $302.1 million and $67.9 million, respectively. The maximum debt outstanding for facility borrowings for the nine months ended September 30, 2022 and 2021 was $349.9 million and $187.9 million, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
Short-term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2022 and December 31, 2021, the Company had short-term borrowings outstanding of $58.9 million and $41.3 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $1.6 million and $0, respectively, in connection with short-term borrowings. For the nine months ended September 30, 2022, the Company had an average outstanding balance of short-term borrowings of $49.3 million and bore interest at a weighted average rate of 0.01%. For the nine months ended September 30, 2021, the Company had no short-term borrowings.
The following table represents interest and debt fees for the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022					Nine months ended September 30, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$3,103	$255	$447	(3)	0.50%	$6,076	$640	$1,048
MS Subscription Facility	(4)	0.30%	536	81	—	(4)	0.30%	1,206	214	—
Short-term borrowings			955	—	—			1,647	—	—
Total			$4,594	$336	$447			$8,929	$854	$1,048
______________
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees, custody fees, and administrative agent fees.
(3) From January 1, 2022 through January 30, 2022, the MS Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. From January 31, 2022 through June 27, 2022 the MS Credit Facility transitioned the benchmark rate to Adjusted Term SOFR. Borrowings under the MS Credit Facility bore interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. From June 28, 2022 to September 30, 2022 MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.25%.
(4) From January 1, 2022 through April 19, 2022 the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through September 30, 2022 bears interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
At September 30, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2022 and December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of September 30, 2022	Fair Value as of September 30, 2022
MS Credit Facility	3	$300,000	$300,000
MS Subscription Facility	3	44,400	44,400
Total		$344,400	$344,400

	Level	Carrying Amount as of December 31, 2021	Fair Value as of December 31, 2021
MS Credit Facility	3	$190,000	$190,000
MS Subscription Facility	3	49,900	49,900
Total		$239,900	$239,900
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2022, the Company had unfunded commitments on delayed draw term loans of $58.1 million, and unfunded commitments on revolver term loans of $44.6 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $63.0 million, and unfunded commitments on revolver term loans of $27.8 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
As of September 30, 2022, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,516	$333
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	1,246	1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,801	5,801
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,037	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,311	918
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,674	366
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,196	4,408
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	1,039
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Coronis Health, LLC	Senior Secured First Lien Debt	Revolver	1,968	1,968
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,453	1,235
Encina Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	5,343
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	976
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,198	678
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,503	5,503
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,841	3,841
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,258	1,258
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,293	2,293
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	780
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	857
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver	1,590	1,590
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,905
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	$3,665	$2,834
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,365	2,100
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,180	1,758
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	135
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	943
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,350
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,255
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,448	1,448
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	978
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,290	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,894	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
			$131,055	$102,730

As of December 31, 2021, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,522	$627
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,037	2,037

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	$2,444	$2,240
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,312	1,312
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,574	4,574
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,198	5,198
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,559	1,559
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	1,559
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,484
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,794	2,350
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	998
Encina Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	11,000
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	683
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,809	1,809
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	316
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,293	2,293
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed Draw	3,016	3,016
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	3,429
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,468	1,876
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,665	3,665
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,905	668
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,164	3,581
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	2,508
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	218
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	3,001
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	171

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	$1,393	$1,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,983
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	960	960
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,917	5,521
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,670
			$99,231	$90,801
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of September 30, 2022 and as of December 31, 2021:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

	As of September 30, 2022		As of December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$583,031	$237,010	$573,763	$342,742
Series A Preferred Stock	77,500	57,500	27,500	22,500
Total	$660,531	$294,510	$601,263	$365,242
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the nine months ended September 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2022
May 27, 2022	1,653,439	$25,000
July 15, 2022	2,621,233	$40,000
September 28, 2022	3,289,476	$50,000
Total Capital Drawdowns	7,564,148	$115,000
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the nine months ended September 30, 2021:

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
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock for the nine months ended September 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2022
April 7, 2022	5,000	$4,993
July 15, 2022	10,000	9,985
Total Capital Drawdowns	15,000	$14,978
There were no shares of Series A Preferred Stock issued or outstanding for the nine months ended September 30, 2021.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2021	15,260,764	$15	$231,200	$4,758	$235,973
Net investment income	—	—	—	5,455	5,455
Net realized gain (loss) from investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(634)	(634)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	—	—
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(97)	(97)
Distributions to common stockholders	—	—	—	(4,575)	(4,575)
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvested dividends	99,702	—	1,534	—	1,534
Balance as of March 31, 2022	15,360,466	$15	$232,734	$4,919	$237,668
Net investment income	—	—	—	5,924	5,924
Net realized gain (loss) from investment transactions	—	—	—	54	54
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,919)	(3,919)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(1)	(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(253)	(253)
Distributions to common stockholders	—	—	—	(5,996)	(5,996)
Issuance of common stock, net of issuance costs	1,653,439	2	24,998	—	25,000
Reinvested dividends	111,420	—	1,724	—	1,724
Balance as of June 30, 2022	17,125,325	$17	$259,456	$728	$260,201
Net investment income	—	—	—	8,574	8,574
Net realized gain (loss) from investment transactions	—	—	—	197	197
Net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	—	—	—	(1,730)	(1,730)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(1)	(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(508)	(508)
Distributions to common stockholders	—	—	—	(7,695)	(7,695)
Issuance of common stock, net of issuance costs	5,910,709	6	89,994	—	90,000

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Reinvested dividends	146,857	—	2,241	—	2,241
Balance as of September 30, 2022	23,182,891	$23	$351,691	$(435)	$351,279
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2020	100	0 (1)	$2	$(414)	$(412)
Net investment loss	—	—	—	(732)	(732)
Net realized gain (loss) from investment transactions	—	—	—	—	—
Net change in unrealized appreciation on investments	—	—	—	403	403
Issuance of common stock, net of issuance costs	2,666,665	3	39,997	—	40,000
Balance as of March 31, 2021	2,666,765	$3	$39,999	$(743)	$39,259
Net investment income	—	—	—	9	9
Net realized gain from investment transactions	—	—	—	54	54
Net change in unrealized appreciation on investments	—	—	—	1,055	1,055
Issuance of common stock, net of issuance costs	3,333,331	3	49,997	—	50,000
Balance as of June 30, 2021	6,000,096	$6	$89,996	$375	$90,377
Net investment income	—	—	—	1,573	1,573
Net realized gain from investment transactions	—	—	—	520	520
Net change in unrealized appreciation on investments	—	—	—	491	491
Issuance of common stock, net of issuance costs	1,641,840	2	24,938	—	24,940
Balance as of September 30, 2021	7,641,936	$8	$114,934	$2,959	$117,901
—–—–—–—–—–
(1) Less than $1.

The Company has adopted a distribution reinvestment plan (the “DRIP”) pursuant to which all cash dividends or distributions (“Distributions”) declared by the Board of Directors are reinvested on behalf of investors who do not elect to receive their Distributions in cash (the “Participants”). As a result, if the Board of Directors declares a Distribution, then stockholders who have not elected to “opt out” of the DRIP will have their Distributions automatically reinvested in additional shares of the Company's Common Stock at a price equal to net asset value (“NAV”) per share as estimated in good faith by the Company on the payment date. The timing and amount of Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board of Directors.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
The following table reflects the Common Stock activity for the nine months ended September 30, 2022:

	Shares	Value
Shares Sold	7,564,148	$115,000
Shares Issued through DRIP	357,979	5,499
	7,922,127	$120,499
The following table reflects the Common Stock activity for the nine months ended September 30, 2021:

	Shares	Value
Shares Sold	7,641,836	$114,940
Shares Issued through DRIP	—	—
	7,641,836	$114,940

Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. The Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors (the “Investors,” and each, an “Investor”), pursuant to which the Investors made new capital commitments to purchase shares of the Company’s Series A Preferred Stock. As of September 30, 2022, the Company has received total capital commitments of $77.5 million, which has and will continue to call from time to time. Pursuant to their respective Preferred Subscription Agreements, each Investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days’ prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
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
On July 15, 2022, the Company issued 10,000 shares of Series A Preferred Stock. The Company received approximately $10.0 million in total net proceeds from the sale of the Series A Preferred Stock and incurred approximately $0.01 million in stock offering costs as part of the sale.
As of September 30, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 20,000 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
For the period ended September 30, 2022
(Unaudited)
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a Liquidity Event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a Liquidity Event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of September 30, 2022 and December 31, 2021, a Liquidity Event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	15,000	15,000
Offering costs	—	(24)
Amortization of offering costs	—	2
Ending Balance, September 30, 2022	20,000	$19,970
There were no Series A Preferred Stock issued or outstanding for the nine months ended September 30, 2021.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2022 and 2021.

	For the three months ended September 30,		For the nine months ended September 30,
Numerator	2022	2021	2022	2021
Net increase in net assets resulting from operations	$7,041	$2,584	$13,935	$3,373
Less: cumulative preferred stock dividends	(508)	—	(1,270)	—
Less: changes in carrying value of redeemable securities	(1)	—	(2)	—
Numerator for EPS - income available to common stockholders	$6,532	$2,584	$12,663	$3,373

Denominator
Weighted average common shares outstanding	19,481,677	7,034,082	16,953,274	3,939,356
Basic and diluted earnings per share	$0.34	$0.37	$0.75	$0.86

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Note 12 — Distributions

    The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$0.30
May 11, 2022	May 11, 2022	May 24, 2022	$0.39
July 28, 2022	July 28, 2022	August 5, 2022	$0.39

There were no distributions declared on shares of of the Company’s Common Stock during the nine months ended September 30, 2021.

The following table reflects distributions declared on shares of the Company's Series A Preferred Stock during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$19.49
May 11, 2022	May 11, 2022	May 24, 2022	$25.28
July 28, 2022	July 28, 2022	August 5, 2022	$25.42

There were no distributions declared on shares of Series A Preferred Stock during the nine months ended September 30, 2021.

Note 13 - Income Tax Information and Distributions to Stockholders

The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its “investment company taxable income,” as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year’s tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If the Company’s expenses in a given taxable year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), it would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that it is required to distribute and that is taxable to stockholders even if such taxable income is greater than the aggregate net income the Company actually earned during those taxable years. Such required distributions may be made from the Company cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, the Company may make a larger capital gain distribution than it would have made in the absence of such transactions.

Depending on the level of taxable income earned in a tax year, for excise tax purposes the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s 2022 tax year and 2021 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.

As of September 30, 2022, the Company had a deferred tax liability of $(0.2) million. As of December 31, 2021, the Company did not have a deferred tax liability.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)
Note 14 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period represents the initial price per share issued on that date. The following is a schedule of financial highlights for the nine months ended September 30, 2022 and for the period from January 7, 2021 to September 30, 2021:

	For the nine months ended September 30,	For the period from January 7, 2021 to September 30,
	2022	2021
Per share data:
Net asset value attributable to common stock, beginning of period	$15.46	$15.00

Results of operations (1)
Net investment income (loss)	1.18	0.22
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.36)	0.64
Net increase in net assets resulting from operations attributable to common stockholders and participating securities	0.82	0.86

Accretion to redemption value of Series A redeemable convertible preferred stock (1)(9)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.05)	—
Net increase in net assets resulting from operations attributable to common stockholders	0.77	0.86

Stockholder distributions (2)
Common stockholder distributions from net investment income	(1.08)	—
Net decrease in net assets resulting from stockholder distributions	(1.08)	—

Other (3)	—	(0.43)
Net asset value attributable to common stock, end of period	$15.15	$15.43
Common shares outstanding at end of period	23,182,891	7,641,936
Total return (4)	5.06%	2.85%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$351,279	$117,901
Ratio of net investment income (loss) to average net assets attributable to common stock(5)	9.83%	1.89%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	9.08%	11.98%
Ratio of net expenses to average net assets attributable to common stock(5)(7)	8.13%	11.02%
Portfolio turnover rate (8)	5.97%	2.19%
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
For the period ended September 30, 2022
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
(9) Rounds to less than $0.01 per share.
Note 15 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2022:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at September 30, 2022
Control Investments
Encina Equipment Finance, LLC (2)	Equity/Other	Financials	$2,023	$30,742	$—	$35	$—	$(35)	$30,742
Encina Equipment Finance, LLC (2)	Subordinated Debt	Financials	208	—	5,657	—	—	—	5,657
Encina Equipment Finance, LLC (2)	Subordinated Debt	Financials	1,760	24,412	9	—	—	79	24,500
Total Control Investments			$3,991	$55,154	$5,666	$35	$—	$44	$60,899

Affiliate Investments
Jakks Pacific, Inc. (2) (3)	Equity/Other	Consumer	$4	$116	$4	$(120)	$—	$—	$—
Total Affiliate Investments			$4	$116	$4	$(120)	$—	$—	$—
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
(3) Includes $4 of interest income from Jakks Pacific, Inc. subordinated debt.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements, except as set forth below.
On October 26, 2022, the Company’s Board of Directors declared a distribution of $0.39 per share of Common Stock, which is payable on or about November 7, 2022 to stockholders of record as of October 26, 2022.
On October 26, 2022, the Company’s Board of Directors declared a distribution of $25.42 per share of Series A Preferred Stock, which is payable on or about November 7, 2022 to stockholders of record as of October 26, 2022.
On November 9, 2022, the Company delivered drawdown notices to the Company’s Common Stock investors for an aggregate offering price of approximately $18.9 million.
On November 9, 2022, the Company delivered drawdown notices to the Company’s Series A Preferred Stock investors for an aggregate offering price of approximately $16.1 million.

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
In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic, and recent supply chain disruptions;
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2022, 91.3% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing ('Initial Closing") of capital commitments (the "Capital Commitments") to purchase shares or our common stock ("Common Stock") to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of September 30, 2022, investors had made aggregate Capital Commitments to purchase Common Stock of $583.0 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our board of directors ("Board of Directors") has extended such that it currently will end December 18, 2022. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the "Series A Preferred Stock"). We entered into subscription agreements (collectively the "Preferred Subscription Agreements") with certain investors (the "Investors," and each, an "Investor"), pursuant to which Investors made new capital commitments to purchase shares of our Series A Preferred Stock. As of September 30, 2022, total capital commitments of preferred stock were $77.5 million, which has and will continue to call from time to time.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At September 30, 2022:
Investment Portfolio	$739,002
Net assets attributable to common stock	351,279
Debt (net of deferred financing costs)	341,744
Short-term Borrowings	58,913
Net asset value per share attributable to common stock	15.15

Portfolio Activity for the Nine Months Ended September 30, 2022:
Purchases during the period	262,305
Sales, repayments, and other exits during the period	36,716
Number of portfolio companies at end of period	73

Operating Results for the Nine Months Ended September 30, 2022:
Net investment income per share - basic	1.18
Net increase in net assets resulting from operations attributable to common stockholders and participating securities	0.82
Net investment income	19,952
Net realized and unrealized gain (loss), net of change in deferred taxes	(6,017)
Net increase in net assets resulting from operations	13,935
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

During the nine months ended September 30, 2022, we made $262.3 million of investments in new portfolio companies and had $36.7 million in aggregate amount of sales and repayments, resulting in net investments of $225.6 million for the period. The total portfolio of debt investments at fair value consisted of 98.2% bearing variable interest rates and 1.8% bearing fixed interest rates.
Our portfolio composition, based on fair value at September 30, 2022 was as follows:

	September 30, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	83.8%	9.3%
Senior Secured Second Lien Debt	7.5	10.5
Subordinated Debt	4.1	10.5
Debt Subtotal	95.4%	9.5%
Equity/Other	4.6	7.9
Total	100.0%	9.4%
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
The weighted average risk rating of our investments based on fair value was 2.0 and 2.0 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
•the cost of calculating the Company’s net asset value (“NAV”); the cost of effecting sales and repurchases of shares of our Common Stock and other securities;
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
Our operating results for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Total investment income	$15,949	$4,042	$36,450	$5,810
Expenses, net of incentive fee waiver	7,286	2,458	15,995	4,872
Income tax expense, including excise tax	89	11	503	88
Net investment income (loss)	$8,574	$1,573	$19,952	$850

Investment Income
For the three and nine months ended September 30, 2022, total investment income was $15.9 million and $36.5 million, respectively, which was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $628.2 million and a weighted average current yield of 9.4%. Included within total investment income was $0.7 million and $1.1 million, respectively, of fee income for the three and nine months ended September 30, 2022. Fee income consists primarily of commitment fees. For the three and nine months ended September 30, 2021, we had investment income of $4.0 million and $5.8 million, respectively, which was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $122.7 million and a weighted average current yield of 7.0%.
Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Management fees	$919	$330	$2,373	$572
Incentive fee on income	1,285	218	2,992	218
Incentive fee on capital gains	—	151	(409)	378
Interest and debt fees	5,377	1,209	10,831	1,871
Professional fees	494	370	1,252	945
Other general and administrative	305	264	936	659
Amortization of common stock offering costs	1	160	14	450
Administrative services	51	27	155	87
Directors' fees	139	98	434	288
Incentive fee waiver	(1,285)	(369)	(2,583)	(596)
Expenses, net of incentive fee waiver	$7,286	$2,458	$15,995	$4,872
Interest and debt fees

Interest and debt fees increased from $1.2 million and $1.9 million, respectively, for the three and nine months ended September 30, 2021 to $5.4 million and $10.8 million, respectively, for the three and nine months ended September 30, 2022. This was primarily driven by the increase in our average daily borrowings, and rising rate environment.

Management Fees

Management fees increased from $0.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2021 to $0.9 million and $2.4 million, respectively, for the three and nine months ended September 30, 2022. This was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $0.6 million and $1.6 million, respectively, for the three and nine months ended September 30, 2021 to $0.8 million and $2.2 million, respectively, for the three and nine months ended September 30, 2022, primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes, for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net realized gain (loss)
Affiliate Investments	$—	$515	$—	$566
Non-affiliate investments	197	5	263	8
Total net realized gain (loss)	197	520	263	574
Net change in unrealized appreciation (depreciation) on investments
Control investments	3	—	44	—
Affiliate Investments	—	(552)	—	102
Non-affiliate investments	(1,562)	1,043	(6,153)	1,847
Net change in deferred taxes	(171)	—	(171)	—
Total net change in unrealized appreciation (depreciation) on investments	(1,730)	491	(6,280)	1,949
Net realized and unrealized gain (loss)	$(1,533)	$1,011	$(6,017)	$2,523

Recent Developments
On October 26, 2022, our Board of Directors declared a distribution of $0.39 per share of Common Stock, which is payable on or about November 7, 2022 to stockholders of record as of October 26, 2022.
On October 26, 2022, our Board of Directors declared a distribution of $25.42 per share of Series A Preferred Stock, which is payable on or about November 7, 2022 to stockholders of record as of October 26, 2022.
On November 9, 2022, we delivered drawdown notices to our Common Stock investors for an aggregate offering price of approximately $18.9 million.
On November 9, 2022, we delivered drawdown notices to our Series A Preferred Stock investors for an aggregate offering price of approximately $16.1 million.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ Capital Commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of September 30, 2022, we had issued 23.2 million shares of our Common Stock for net proceeds of $352.3 million, including shares issued pursuant to the DRIP. We had also issued 20,000 shares of Series A Preferred Stock for gross proceeds of $20.0 million. As of September 30, 2021, we had issued 7.6 million shares of our Common Stock for net proceeds of $114.9 million, including shares issued pursuant to the DRIP. We had no Series A Preferred Stock issued as of September 30, 2021.
As of September 30, 2022, we had $27.4 million of cash. For the nine months ended September 30, 2022, net cash used in operating activities was 226.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the nine months ended September 30, 2022 was primarily a result of purchases of investments of $262.3 million, offset by sales and repayments of investments of $36.7 million. As of September 30, 2021, we had $2.7 million of cash. For the nine months ended September 30, 2021, net cash used in operating activities was $297.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the nine months ended September 30, 2021 was primarily a result of purchases of investments of $282.3 million, and receivables for unsettled trades of $25.4 million, partially offset by payables for unsettled trades of $6.2 million.

Net cash provided by financing activities of $241.4 million during the nine months ended September 30, 2022 primarily related to proceeds from debt of $160.0 million, proceeds on short-term borrowings of $168.3 million, proceeds from the issuance of shares of common stock of $119.1 million, and proceeds from the issuance of shares of preferred stock of $15.0 million, partially offset by payments on debt of $55.5 million, re-payments on short-term borrowings of $150.7 million, payments on financing costs of $1.1 million and common stockholder distributions of $12.8 million. Net cash provided by financing activities of $300.2 million during the nine months ended September 30, 2021 primarily related to proceeds from debt of $192.9 million, and proceeds from issuance of shares of common stock of $114.9 million, partially offset by payments on debt of $5.0 million, and payments on financing costs of $2.6 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of September 30, 2022, we are party to the MS Credit Facility and MS Subscription Facility, each of which is defined in and described in more detail in Note 5 - Borrowings.
As of September 30, 2022, we had $100.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $294.5 million of uncalled Capital Commitments to purchase shares of our Common Stock and Series A Preferred Stock. As of September 30, 2021, we had $62.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $484.8 million of uncalled capital commitments to purchase shares of our common stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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
On July 28, 2022, our Board of Directors declared a cash dividend of $0.39 per share of Common Stock, payable on August 5, 2022 to stockholders of record as of July 28, 2022.

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

The table shows the components of the distributions we have declared and/or paid to common stockholders during the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	During the nine months ended September 30
	2022	2021
Distributions declared	$18,267	$—
Distributions paid	$18,267	$—
Portion of distributions paid in cash	$12,768	$—
Portion of distributions paid in DRIP shares	$5,499	$—

On February 4, 2022, our Board of Directors declared a cash dividend of $19.49 per share of Preferred Stock, payable on February 22, 2022 to stockholders of record as of January 31, 2022.

On May 11, 2022, our Board of Directors declared a cash dividend of $25.28 per share of Preferred Stock, payable on May 24, 2022 to stockholders of record as of May 11, 2022.
On July 28, 2022, our Board of Directors declared a cash dividend of $25.42 per share of Preferred Stock, payable on August 5, 2022 to stockholders of record as of July 28, 2022.

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	During the nine months ended September 30
	2022	2021
Distributions declared	$859	$—
Distributions paid	$859	$—
Portion of distributions paid in cash	$859	$—
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2022 and 2021, no portion of our distributions was characterized as return of capital for tax purposes. The estimated tax characteristics of our quarterly distributions are reported in our periodic reports with the SEC made available to stockholders. The final tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported after the end of the calendar year 2022 in our periodic reports with the SEC made available to stockholders. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $0.6 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and nine months ended September 30, 2021, the Company incurred $0.1 million and $0.5 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.

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
Due to Related Party
As of September 30, 2022, there were no payables to Affiliated Funds or the Adviser included within other liabilities on the consolidated statements of assets and liabilities. As of December 31, 2021, $1.7 million of payables to Affiliated Funds or the Adviser were included within other liabilities on the consolidated statements of assets and liabilities.
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

On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce ("CIBC") as a lender (the “Third Amendment”). Following the Third Amendment, borrowings under the MS Credit Facility bear interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. FBCC Lending is subject to non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three month SOFR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement. The entire facility is subject to a 0.25% administrative agent fee.
On June 28, 2022, FBCC Lending entered into a fourth amendment (together with any documents executed in connection therewith, the “Fourth Amendment”) to the MS Credit Facility. The Fourth Amendment, among other things, increases the maximum permissible borrowings under the MS Credit Facility to $400.0 million from $300.0 million on a committed basis and amends the spread on borrowings under the MS Credit Facility to 2.25%.
MS Subscription Facility
On April 22, 2021, we entered into a $50.0 million revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility is subject to certain restrictions, including availability under the borrowing base, which is based on unused capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility has a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, we entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders. On September 30, 2022, pursuant to the terms of the agreement the Company voluntarily reduced commitments from $50.0 million to $44.5 million (the “MS Subscription Facility Downsize”).
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
Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of September 30, 2022 and December 31, 2021, we had short-term borrowings outstanding of $58.9 million and $41.3 million, respectively. For the nine months ended September 30, 2022 and 2021, we recorded interest expense of $1.6 million and $0, respectively, in connection with short-term borrowings. For the nine months ended September 30, 2022, we had an average outstanding balance of short-term borrowings of $49.3 million and bore interest at a weighted average rate of 0.01%. For the nine months ended September 30, 2021, we had no short-term borrowings.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$300,000	$—	$300,000	$—	$—
MS Subscription Facility (2)	44,400	44,400	—	—	—
Short-term borrowings	58,913	58,913	—	—	—
Total		$103,313	$300,000	$—	$—
—–—–—–—–—–
(1) As of September 30, 2022, we had $100.0 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
(2) As of September 30, 2022, we had $0.1 million in unused borrowing capacity under the MS Subscription Facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2022, we had unfunded commitments on delayed draw term loans of $58.1 million and unfunded commitments on revolver term loans of $44.6 million. As of December 31, 2021, we had unfunded commitments on delayed draw term loans of $63.0 million and unfunded commitments on revolver term loans of $27.8 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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

Valuation of Portfolio Investments
Portfolio investments are reported on the statements of assets and liabilities at fair value. The Board of Directors has delegated to the Adviser as valuation designee (the “Valuation Designee”) the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. On a quarterly basis the Valuation Designee performs an analysis of each investment to determine fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Valuation Designee may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, the Valuation Designee determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, the Valuation Designee uses the quote obtained.
Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
As part of our quarterly valuation process the Valuation Designee may be assisted by one or more independent valuation firms engaged by us. The Valuation Designee under the supervision of the Board of Directors determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable) and the Valuation Designee’s own analysis.
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Valuation Designee, with assistance from one or more independent valuation firms engaged by our Board of Directors;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input and independent valuation firms (to the extent applicable) and the Valuation Designee’s own analysis. The Valuation Designee also has established a Valuation Committee to assist the Valuation Designee in carrying out its designated responsibilities, subject to oversight of the Board of Directors.
Because there is not a readily available market value for most of the investments in our portfolio, the Valuation Designee values substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

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

Interest Rate Risk
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
As of September 30, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.23% with a total carrying value (net of deferred financing costs) of $341.7 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 375 Basis Points	$(13,627)
(-) 200 Basis Points	$(7,258)
(-) 100 Basis Points	$(3,629)
(-) 50 Basis Points	$(1,815)
(+) 50 Basis Points	$1,815
(+) 100 Basis Points	$3,629
(+) 200 Basis Points	$7,258

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and our Adviser, as our Valuation Designee under Rule 2a-5, values these investments at fair value as determined in good faith subject to the oversight of our Board, based on, among other things, the input of the Adviser and independent third-party valuation firms in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented.

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $866.5 million in total assets, (ii) a weighted average cost of funds of 3.47%, (iii) $444.5 million in debt outstanding (i.e., assumes that the full amount is available to us under our MS Credit Facility and MS Subscription Facility as of September 30, 2022), and (iv) $351.3 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on the Company’s Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(29.06)%	(16.72)%	(4.39)%	7.94%	20.27%
—–—–—–—–—–
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2022 total assets of at least 1.78%.
As of September 30, 2022, the Morgan Stanley Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due March 15, 2025 and the Morgan Stanley Subscription Facility provided for borrowings in an aggregate principal amount of up to $44.5 million on a committee basis, due April 21, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 14, 2022

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2022