Form 10-K
period 2022-12-31
Franklin BSP Capital Corp
filed 2023-03-15
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 8, 2023 was 24,609,455.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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
•Our ability to achieve our investment objective depends on our Adviser’s (as defined below) and its affiliates’ ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed;
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
On December 18, 2020, we initiated our initial closing (“Initial Closing”) of capital commitments (the “Capital Commitments”) to purchase shares of our Common Stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”) pursuant to subscription agreements (“Subscription Agreement”) with investors. Since our Initial Closing, we held additional closings and received additional Capital Commitments to purchase Common Stock. As of December 31, 2022, total Capital Commitments of Common Stock were approximately $586.2 million.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the “Series A Preferred Stock”). On the same day, we entered into subscription agreements (collectively the “Preferred Subscription Agreements”) with investors, pursuant to which investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of our Series A Preferred Stock. As of December 31, 2022, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions, which refers to acquisitions from secondary market participants rather than from the portfolio company directly. See “Item 1. Business — Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations.
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
About Our Adviser, BSP, and Franklin Templeton
Our Adviser is served by Benefit Street Partners’ origination, investment and portfolio management team. BSP consists of over 117 investment professionals and over 242 total employees as of January 31, 2023. The Adviser is a subsidiary of BSP and is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with approximately $771 billion in assets under management as of January 31, 2023. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Our Adviser’s investment committee consists of Thomas Gahan, Chief Executive Officer of BSP, Michael Paasche, Senior Managing Director of BSP, Blair D. Faulstich, Senior Portfolio Manager for Private Debt of BSP, and Saahil Mahajan, Managing Director of BSP, each with substantial experience in originating, underwriting and structuring credit investments.
Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 155 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company brings extensive capabilities in equity, fixed income, alternatives and custom multi-asset solutions. With offices in over 30 countries and 1,300 investment professionals, the company has more than 75 years of investment experience and approximately $1.5 trillion in assets under management as of January 31, 2023.
Investment Strategy
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions.
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
•maintaining downside protection through risk management and diversification; and
1 Assets under management represent all credit funds and separately managed accounts managed and administered by Benefit Street Partners or Alcentra. Benefit Street Partners acquired Alcentra on November 1, 2022.

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

Market Opportunity
We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection. The Company also aims to target investments presented by the large, persistent and compelling market opportunity that has been created by a structural supply/demand imbalance for private credit, predominantly in North America. This imbalance is driven by substantial long-term changes in the debt capital markets following the credit crisis. Benefit Street Partners believes that the Company’s target market segment represents a large opportunity set for the Company, given Benefit Street Partners’ approximately $771 billion in assets under management which it believes can offer greater efficiencies with respect to research and origination, deep credit markets experience, and access to proprietary sourcing networks.
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
The weighted average risk rating of our investments based on fair value was 2.1 and 2.0 as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the company had no portfolio companies on non-accrual status, respectively.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2022 and 2021 (dollars in thousands):

	December 31, 2022		December 31, 2021
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$4,112	0.5%	$—	—%
2	657,763	84.1	485,488	93.9
3	86,536	11.1	—	—
4	—	—	—	—
5	—	—	—	—
Not Rated (1)	33,969	4.3	31,812	6.1
Total	$782,380	100.0%	$517,300	100.0%
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
Investment Advisory Agreement
We entered into an investment advisory agreement (the “Investment Advisory Agreement”), dated September 23, 2020, with our Adviser in which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds, registered open-end funds, a BDC and a public real estate investment trust. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board of Directors renewed the Investment Advisory Agreement on January 30, 2023.
Management Fee
The Management Fee is payable quarterly in arrears and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, where gross assets includes the total assets of the Company, including any borrowings for investment purposes.

Prior to a liquidity event, the Management Fee payable under the Investment Advisory Agreement will be calculated at an annual rate of 0.5% of the Company’s average gross assets. A “liquidity event” is defined as any of: (1) a merger or another transaction approved by the Board of Directors in which the Company’s stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an initial public offering (“IPO”) or a listing (an “Exchange Listing”) of the Common Stock on a national securities exchange, or (3) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation.

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
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was initially approved by our Board of Directors in March 2020. The Board most recently approved the Investment Advisory Agreement in January 2023, and unless terminated earlier, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 60 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.
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

Closings of our private placement were expected to occur, from time to time, during the 12 month period following the Initial Closing (the “Initial Closing Period”), provided that the Board of Directors may extend the Initial Closing Period in its sole discretion. On November 9, 2021, the Board of Directors extended the Initial Closing Period to December 18, 2022. On December 16, 2022, the Board of Directors extended the Initial Closing Period to December 18, 2023.
Term
Drawdowns of Capital Commitments are made at the discretion of the Adviser until the earlier of (i) a liquidity event or (ii) the two-year anniversary of the end of the Initial Closing Period, provided that this period may be extended by an additional one-year extension in the discretion of the Board of Directors (the “Drawdown Period”).
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

Valuation Procedures
The Adviser, acting pursuant to delegated authority from, and under the oversight of our Board of Directors, determines the NAV of our investment portfolio each quarter and at such other times as may be required by law. The NAV per share of our outstanding shares of Common Stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined by our valuation designee (the “Valuation Designee”). In connection with that determination, our Valuation Designee utilizes independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.
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
With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by our Valuation Designee, with assistance from one or more independent valuation firms engaged by the Company’s Board of Directors; and
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and

•Our Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable) and our Valuation Designee’s own analysis. Our Valuation Designee also has established a Valuation Committee to assist our Valuation Designee in carrying out its designated responsibilities, subject to oversight of the Board of Directors.
Determination of fair values involves subjective judgments and estimates. Below is a description of factors that our Valuation Designee may consider when valuing our debt and equity investments.
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. Our Valuation Designee may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is readily available according to U.S. generally accepted accounting principles (“U.S. GAAP”) to determine the fair value of the security. If determined to be readily available, we use the quote obtained.
Investments without a readily available market quotation are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that our Valuation Designee may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
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
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants will generally be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

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
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.
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
The Company’s assets may include loans for which most or all of the principal is due at maturity. The ability of the obligor(s) under such loan to make such a large payment upon maturity could depend upon its ability to refinance the loan prior to maturity. The ability of an obligor to consummate a refinancing will be affected by many factors, including the availability of financing at acceptable rates to such obligor, the financial condition of such obligor, the marketability of the collateral (if any) securing such loan, the operating history of the obligor and related businesses, tax laws and prevailing general economic conditions. Additionally, middle market or smaller obligors generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from more traditional sources, such as commercial banks. Consequently, such obligor may not have the ability to repay the loan at maturity and, unless it is able to refinance such loan, it could default in payment at maturity, which could result in losses to the Company and, indirectly, to the shareholders.

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
The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as LIBOR or secured overnight financing rate (“SOFR”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
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

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us.

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
The use of borrowings, also known as leverage, including through the issuance of senior securities that are debt or stock, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Common Stock. If the value of our assets increases, leveraging would cause the NAV to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make Common Stock distribution payments. Leverage is generally considered a speculative investment technique.
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $852.2 million in total assets, (ii) a weighted average cost of funds of 4.14%, (iii) $425.5 million of debt outstanding (i.e. assumes that the full amount is available to us under our MS Credit Facility and MS Subscription Facility as of December 31, 2022) and (iv) $372.4 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(27.61)%	(16.17)%	(4.73)%	6.71%	18.15%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2022 total assets of at least 2.07%.

Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, and our NAV.
The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as LIBOR or SOFR, so an increase in interest rates from their low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
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
GENERAL RISK FACTORS

Political, social and economic uncertainty creates and exacerbates risks.
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

In addition, disruptions in the capital markets caused by the the rising interest rate environment and fears of a recession have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, inflation and fears of a global recession. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the current economic environment. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by rising interest rates, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by rising interest rates and a potential global recession has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

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

The replacement of LIBOR with an alternative reference rate may result in an overall increase to borrowing costs or cause other disruptions, which could have an effect on our results of operations, financial condition and cash flow.

LIBOR was widely used as a reference for setting the interest rate on loans, bonds and derivatives globally. However, by June 2023, LIBOR is expected to be completely phased out as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended a new reference rate derived from short-term repurchase agreements backed by Treasury securities, SOFR.

Certain of the Company’s investments and/or other indebtedness of the Company’s portfolio companies have interest rates with a LIBOR reference. As a result, the transition away from LIBOR may impact the Company and/or the Company’s portfolio companies. Even if replacement conventions (e.g., SOFR) are adopted in the lending and bond markets, it is uncertain whether they might affect the Company’s floating-rate investments, including by:

•Impacting the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that may be included in the Company’s assets;
•Requiring extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;
•Resulting in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in the Company’s LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates; or
•Causing the Company to incur additional costs in relation to any of the above factors.

In addition to the Company and portfolio companies potentially needing to renegotiate some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, cause possible unexpected gains and/or losses for the Company or portfolio companies. Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the Company. Furthermore, the determination of such replacement rate may require further negotiation and there can be no assurance that an agreement between the parties will be reached.

If the transition from LIBOR results in an overall increase to borrowing costs, higher interest expense could affect the financial results and valuations of our funds’ portfolio companies. There is no guarantee that a transition from LIBOR to an alternative will not result in significant increases or volatility in risk-free benchmark rates or borrowing costs to borrowers, any of which could have an impact on our results of operations, financial condition and cash flow.

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
A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Adviser and, as a result, there is uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there are no readily available market quotations, at fair value, as determined by our Adviser, as Valuation Designee, subject to oversight by the Board of Directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Adviser.
The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in making this determination. We expect our Adviser to value our securities quarterly at fair value based, in part, on input from independent third-party valuation firms. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Adviser may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our NAV could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

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

ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2022:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock, par value $0.001 per share	450,000,000	24,609,132
Series A Convertible Preferred Stock, par value $0.001 per share	50,000,000	36,147
As of December 31, 2022, we had issued 24.6 million shares of Common Stock for net proceeds of $373.7 million, including the shares purchased by affiliates and shares issued under our distribution reinvestment plan (the “DRIP”). We had also issued 36,147 shares of Series A Preferred Stock for gross proceeds of $36.1 million. As of December 31, 2022, we had 1,631 and 4 record holders of our Common Stock and Series A Preferred Stock, respectively.
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
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, no portion of our distributions were characterized as return of capital for tax purposes, respectively.
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
In addition to factors previously disclosed in our SEC reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of rising interest rates and a potential global recession;
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2022, 91.7% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of December 31, 2022, investors had made aggregate Capital Commitments to purchase Common Stock of $586.2 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our Board of Directors has extended such that it currently will end December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of December 31, 2022, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At December 31, 2022:
Investment Portfolio	$782,380
Net assets attributable to common stock	372,421
Debt (net of deferred financing costs)	379,580
Short-term borrowings	20,792
Net asset value per share attributable to common stock	15.13

Portfolio Activity for the Year Ended December 31, 2022:
Purchases during the year	327,891
Sales, repayments, and other exits during the year	58,562
Number of portfolio companies at end of year	75

Operating Results for the Year Ended December 31, 2022:
Net investment income (loss) per share - basic	1.68
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	1.24
Net investment income (loss)	31,470
Net realized and unrealized gain (loss)	(8,270)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	21,830
Portfolio and Investment Activity
We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions.

During the year ended December 31, 2022, we made $327.9 million of investments in new portfolio companies and had $58.6 million in aggregate amount of sales and repayments, resulting in net investments of $269.3 million for the period. The total portfolio of debt investments at fair value consisted of 98.3% bearing variable interest rates and 1.7% bearing fixed interest rates.
Our portfolio composition, based on fair value at December 31, 2022 was as follows:

	December 31, 2022
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	84.8%	10.8%
Senior Secured Second Lien Debt	6.9	12.1
Subordinated Debt	4.0	12.0
Debt Subtotal	95.7%	11.0%
Equity/Other	4.3	7.9
Total	100.0%	10.8%

(1) As of December 31, 2022, we held investments in Encina Equipment Finance, LLC (“Encina”) consisting of subordinated debt and equity, which represented 4.0% and 3.9% of our total portfolio, respectively. Encina’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Encina as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of December 31, 2022 would be as follows:

December 31, 2022
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.7%
Senior Secured Second Lien Debt	6.9
Senior Secured - Subtotal	99.6%
Equity/Other	0.4
Total	100.0%
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

During the year ended December 31, 2021, we made $522.8 million of investments in new portfolio companies and had $8.7 million in aggregate amount of sales and repayments, resulting in net investments of $514.1 million for the period. The total portfolio of debt investments at fair value consisted of 97.5% bearing variable interest rates and 2.5% bearing fixed interest rates.
Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	78.7%	7.0%
Senior Secured Second Lien Debt	10.4	7.6
Subordinated Debt	4.7	9.1
Debt Subtotal	93.8%	7.2%
Equity/Other	6.2	8.5
Total	100.0%	7.3%
(1) As of December 31, 2021, we held investments in Encina Equipment Finance, LLC (“Encina”) consisting of subordinated debt and equity, which represented 4.7% and 5.9% of our total portfolio, respectively. Encina’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Encina as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of December 31, 2021 would be as follows:

December 31, 2021
Percentage of Total Portfolio
Senior Secured First Lien Debt	89.4%
Senior Secured Second Lien Debt	10.4
Senior Secured - Subtotal	99.8%
Equity/Other	0.2
Total	100.0%
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

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
The weighted average risk rating of our investments based on fair value was 2.1 and 2.0 as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
RESULTS OF OPERATIONS

Investments
Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions, which refers to acquisitions from secondary market participants rather than from the portfolio company directly.
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

Our operating results for the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020 were as follows (dollars in thousands):

	For the year ended December 31,		For the period from January 29, 2020 (date of inception) through December 31,
	2022	2021	2020
Total investment income	$56,744	$12,245	$—
Expenses, net of incentive fee waiver	24,603	8,003	414
Income tax expense, including excise tax	671	99	—
Net investment income (loss)	$31,470	$4,143	$(414)

Investment Income
For the year ended December 31, 2022, total investment income was $56.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $649.8 million and a weighted average current yield of 10.8%. Included within total investment income was $1.6 million of fee income for the year ended December 31, 2022. Fee income consists primarily of commitment fees. For the year ended December 31, 2021, total investment income was $12.2 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $252.0 million and a weighted average current yield of 7.3%. Included within total investment income was $0.3 million of fee income for the year ended December 31, 2021. Fee income consists primarily of commitment fees. We commenced our investment operations on January 7, 2021; therefore, during the period from January 29, 2020 (inception) to December 31, 2020, we had no investment income. The increase in investment income from the period ended December 31, 2020 to the year ended December 31, 2022 was primarily driven by our deployment of capital and increasing invested balance.

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, were as follows (dollars in thousands):

	For the year ended December 31,		For the period from January 29, 2020 (date of inception) through December 31,
	2022	2021	2020
Management fees	$3,378	$1,109	$—
Organizational costs	—	—	297
Incentive fee on income	4,720	711	—
Incentive fee on capital gains	(409)	409	—
Interest and debt fees	17,467	3,539	—
Professional fees	1,738	1,281	117
Other general and administrative	1,205	979	—
Amortization of offering costs	16	596	—
Administrative services	226	113	—
Directors' fees	573	386	—
Incentive fee waiver	(4,311)	(1,120)	—
Expenses, net of incentive fee waiver	$24,603	$8,003	$414

Interest and debt fees

For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, we incurred interest and debt fees of $17.5 million, $3.5 million, and $0, respectively. The increase in interest and debt fees from the period ended December 31, 2020 to the year ended December 31, 2022 was primarily driven by the increase in our average daily borrowings, and rising rate environment.

Management Fees

For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, we incurred management fees of $3.4 million, $1.1 million, and $0, respectively. The increase in management fees from the period ended December 31, 2020 to the year ended December 31, 2022 was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020 we incurred professional fees and other general and administrative expenses of $2.9 million, $2.3 million, and $0.1 million, respectively. The increase in professional fees and other general and administrative expenses from the period ended December 31, 2020 to the year ended December 31, 2022 was primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, were as follows (dollars in thousands):

	For the year ended December 31,		For the period from January 29, 2020 (date of inception) through December 31,
	2022	2021	2020
Net realized gain (loss)
Affiliate Investments	$—	$567	$—
Non-affiliate investments	$467	$51	$—
Total net realized gain (loss)	$467	$618	$—

Net change in unrealized appreciation (depreciation) on investments
Control investments	$43	$—	$—
Affiliate Investments	$—	$103	$—
Non-affiliate investments	$(8,000)	$2,005	$—
Net change in deferred taxes	$(780)	$—	$—
Total net change in unrealized appreciation (depreciation) on investments	$(8,737)	$2,108	$—
Net realized and unrealized gain (loss)	$(8,270)	$2,726	$—
The net realized and unrealized loss for the year ended December 31, 2022 was primarily driven by unrealized losses on senior secured investments.

The net realized and unrealized gain for the year ended December 31, 2021 was primarily driven by unrealized losses on senior secured investments.

Recent Developments

On February 24, 2023, the Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on March 24, 2023 to stockholders of record as of February 24, 2023.

On February 24, 2023, the Board of Directors declared a distribution of $28.31 per share of Series A Preferred Stock, which is payable on March 24, 2023 to stockholders of record as of February 24, 2023.

On March 14, 2023, we delivered drawdown notices to our Common Stock investors for an aggregate offering price of approximately $8.1 million.
On March 14, 2023, we delivered drawdown notices to our Series A Preferred Stock investors for an aggregate offering price of approximately $41.4 million.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of December 31, 2022, we had issued 24.6 million shares of our Common Stock for net proceeds of $373.7 million, including shares issued pursuant to the DRIP. We had also issued 36,147 shares of Series A Preferred Stock for gross proceeds of $36.1 million. As of December 31, 2021, we had issued 15.3 million shares of our Common Stock for net proceeds of $231.8 million, including shares issued pursuant to the DRIP. We had also issued 5,000 shares of Series A Preferred Stock for gross proceeds of $5.0 million.
As of December 31, 2022, we had $26.2 million of cash. For the year ended December 31, 2022, net cash used in operating activities was $259.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2022 was primarily a result of purchases of investments of $327.9 million, offset by sales and repayments of investments of $58.6 million. As of December 31, 2021, we had $12.9 million of cash. For the year ended December 31, 2021, net cash used in operating activities was $491.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2021 was primarily a result of purchases of investments of $522.8 million, offset by sales and repayments of investments of $8.7 million.

Net cash provided by financing activities of $272.9 million during the year ended December 31, 2022 primarily related to proceeds from debt of $242.5 million, proceeds from issuance of common stock of $142.0 million, proceeds from issuance of preferred stock of $31.1 million and proceeds from short-term borrowings of $189.1 million partially offset by payments on debt of $100.5 million, repayments on short-term borrowings of $209.6 million and common stockholder distributions of $19.2 million. Net cash provided by financing activities of $504.3 million during the year ended December 31, 2021 primarily related to proceeds from debt of $269.9 million, proceeds from issuance of common stock of $222.6 million and proceeds from short-term borrowings of $60.9 million partially offset by payments on debt of $30.0 million and repayments on short-term borrowings of $19.6 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of December 31, 2022, we are party to the MS Credit Facility and MS Subscription Facility, each of which is defined in and described in more detail in Note 5 - Borrowings.
As of December 31, 2022, we had $43.5 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $262.6 million of uncalled capital commitments to purchase shares of our Common Stock and Series A Preferred Stock. As of December 31, 2021, we had $60.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $365.2 million of uncalled capital commitments to purchase shares of our Common Stock and Series A Preferred Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

Distributions
The amount of each distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates.

The table shows the components of the distributions we have declared and/or paid to common stockholders for the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020 (dollars in thousands):

	For the years ended December 31,		For the period from January 29, 2020 (date of inception) through December 31,
	2022	2021	2020
Distributions declared	$27,309	$2,293	$—
Distributions paid	$27,276	$2,293	$—
Portion of distributions paid in cash	$19,203	$1,503	$—
Portion of distributions paid in DRIP shares	$8,073	$790	$—

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020 (dollars in thousands):

	For the years ended December 31,		For the period from January 29, 2020 (date of inception) through December 31,
	2022	2021	2020
Distributions declared	$1,367	$—	$—
Distributions paid	$1,367	$—	$—
Portion of distributions paid in cash	$1,367	$—	$—
Portion of distributions paid in DRIP shares	$—	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported to stockholders shortly after the end of the calendar year 2022 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
Related Party Transactions and Agreements
Investment Advisory Agreement
We entered into an Investment Advisory Agreement, dated as of September 23, 2020, which was approved by our Board of Directors and our sole stockholder for a two year term, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours, including Franklin BSP Lending Corporation, a BDC advised by an affiliate of the Adviser. Affiliates of the Adviser also serve as investment adviser or sub-adviser to private funds and registered open-end funds, and as an investment adviser to a public real estate investment trust. The Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board of Directors renewed the Investment Advisory Agreement on January 30, 2023.

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, the Company incurred $0.8 million, $0.7 million, and $0, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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
Due to Related Party
Included within other liabilities on the consolidated statement of assets and liabilities as of December 31, 2022 and 2021, are $0 and $1.7 million of payables to Affiliated Funds or the Adviser, respectively.

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Morgan Stanley.

MS Credit Facility

On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to us. Any amounts borrowed under the MS Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Prior to the Third Amendment (defined below), borrowings under the MS Credit Facility bore interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Credit Facility.

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

On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce (“CIBC”) as a lender (the “Third Amendment”). Following the Third Amendment, borrowings under the MS Credit Facility bear interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. FBCC Lending is subject to non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three month SOFR floor of zero, plus spread of 1.125%, if drawn amounts are less than such minimum utilization requirement. The entire facility is subject to a 0.25% administrative agent fee.

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

MS Subscription Facility
On April 22, 2021, we entered into a $50.0 million revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility is subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility had a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, we entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders. On September 30, 2022, pursuant to the terms of the agreement, we voluntarily reduced commitments from $50.0 million to $44.5 million and on December 9, 2022, pursuant to the terms of the agreement, we voluntarily reduced commitments from $44.5 million to $25.5 million (together, the “MS Subscription Facility Downsizes”).
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
Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2022 and 2021, the Company had short-term borrowings outstanding of $20.8 million and $41.3 million, respectively. For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, the Company recorded interest expense of $2.2 million, $0.1 million, and $0, respectively, in connection with short-term borrowings. For the year ended December 31, 2022, the Company had an average outstanding balance of short-term borrowings of $44.0 million and bore interest at a weighted average rate of 0.01%. For the period October 29, 2021 through December 31, 2021 (period for which the Company had short-term borrowings), the Company had an average outstanding balance of short-term borrowings of $19.3 million and bore interest at a weighted average rate of 0.01%.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$356,500	$—	$356,500	$—	$—
MS Subscription Facility (2)	25,400	25,400	—	—	—
Short-term borrowings	20,792	20,792	—	—	—
Total		$46,192	$356,500	$—	$—
—–—–—–—–—–
(1) As of December 31, 2022, we had $43.5 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
(2) As of December 31, 2022, we had $0.1 million in unused borrowing capacity under the MS Subscription Facility.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2022, we had unfunded commitments on delayed draw term loans of $56.1 million and unfunded commitments on revolver term loans of $47.5 million. As of December 31, 2021, we had unfunded commitments on delayed draw term loans of $63.0 million and unfunded commitments on revolver term loans of $27.8 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
Significant Accounting Estimates and Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.
While our significant accounting policies are also described in Note 2 - Summary of Significant Accounting Policies of our notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.
Valuation of Portfolio Investments
Portfolio investments are reported on the statements of assets and liabilities at fair value. The Board of Directors has delegated to the Adviser as Valuation Designee the responsibility of determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, our Valuation Designee is charged with determining the fair value of the Company’s investment portfolio, subject to oversight of the Board of Directors. On a quarterly basis our Valuation Designee performs an analysis of each investment to determine fair value as follows:
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. Our Valuation Designee may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, our Valuation Designee determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, our Valuation Designee uses the quote obtained.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that our Valuation Designee may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
As part of our quarterly valuation process our Valuation Designee may be assisted by one or more independent valuation firms engaged by us. Our Valuation Designee under the supervision of the Board of Directors determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable) and our Valuation Designee’s own analysis.
With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by our Valuation Designee, with assistance from one or more independent valuation firms engaged by our Board of Directors;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•Our Valuation Designee, under the supervision of the Board of Directors determines the fair value of each investment, in good faith, based on the input of independent valuation firms (to the extent applicable) and our Valuation Designee’s own analysis. Our Valuation Designee also has established a Valuation Committee to assist our Valuation Designee in carrying out its designated responsibilities, subject to oversight of the Board of Directors.
Because there is not a readily available market value for most of the investments in our portfolio, our Valuation Designee values substantially all of our portfolio investments at fair value as determined in good faith by our Board of Directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

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

In connection with the private placement of shares of our preferred stock designated as Series A Preferred Stock, we incurred various offering costs. These costs are capitalized as a deferred cost and included within redeemable convertible preferred stock Series A on the consolidated statement of assets and liabilities as the preferred shares are issued. The costs are not subject to reimbursement from the Adviser.
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
As of December 31, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.24% with a total carrying value (net of deferred financing costs) of $379.6 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 477 Basis Points	$(17,677)
(-) 200 Basis Points	$(7,416)
(-) 100 Basis Points	$(3,708)
(-) 50 Basis Points	$(1,854)
(+) 50 Basis Points	$1,854
(+) 100 Basis Points	$3,708
(+) 200 Basis Points	$7,416

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and our Adviser, as our Valuation Designee under Rule 2a-5, values these investments at fair value as determined in good faith subject to the oversight of our Board, based on, among other things, the input of the Adviser and independent third-party valuation firms, in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a Code of Business Conduct and Ethics which contains a Statement on the Prohibition of Insider Trading that applies to directors, officers, and employees. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics in a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

Part IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).
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

3.3
Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 and herein incorporated by reference).

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

10.12
Second Amendment to Loan and Servicing Agreement, dated as of December 15, 2021, by and among FBCC Lending I, LLC, the Company, Morgan Stanley Bank, N.A., and Morgan Stanley Asset Funding, Inc. (previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K (File No. 814-01360) filed on March 17, 2022 and incorporated herein by reference).

10.13
Third Amendment to Loan and Servicing Agreement, dated as of January 31, 2022, by and among FBCC Lending I, LLC, the Company, Morgan Stanley Bank, N.A., Canadian Imperial Bank of Commerce, and Morgan Stanley Asset Funding, Inc. (previously filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 814-01360) filed on March 17, 2022 and incorporated herein by reference).

10.14
First Amendment to Revolving Credit Agreement, dated as of April 20, 2022, by and among the Company, Morgan Stanley, N.A. and Morgan Stanley Asset Funding Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 814-01360) filed on May 13, 2022 and incorporated herein by reference).

10.15
Fourth Amendment to Loan and Servicing Agreement, dated as of June 28, 2022, by and among FBCC Lending I, LLC, the Company, Morgan Stanley Bank, N.A. and Canadian Imperial Bank of Commerce, as lenders, and Morgan Stanley Asset Funding Inc., as administrative agent (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01360) filed on July 5, 2022 and incorporated herein by reference).

14.1
Code of Business Conduct and Ethics (previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 17, 2022 and herein incorporated by reference).

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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2023.

FRANKLIN BSP CAPITAL CORPORATION

By:
/s/ Richard J. Byrne
Name: Richard J. Byrne

Title: Chief Executive Officer, President and Chairman of the Board of Directors

* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2023

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2023

/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 15, 2023

/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 15, 2023

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 15, 2023

/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 15, 2023

/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 15, 2023

Franklin BSP Capital Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-2
Audited Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and 2021	F-3
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, and for the period from January 29, 2020 (date of inception) to December 31, 2020	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2022 and 2021, and for the period from January 29, 2020 (date of inception) to December 31, 2020	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-7
Consolidated Schedules of Investments as of December 31, 2022 and 2021	F-9
Notes to Consolidated Financial Statements	F-20

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Franklin BSP Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Franklin BSP Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations and changes in net assets for each of the two years in the period ended December 31, 2022 and for the period from January 29, 2020 (date of inception) to December 31, 2020, the consolidated statements of cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and changes in its net assets for each of the two years in the period ended December 31, 2022 and for the period from January 29, 2020 (date of inception) to December 31, 2020, and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian and brokers; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 15, 2023

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31,
	2022	2021
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $62,113 and $55,154, respectively)	$62,156	$55,154
Affiliate Investments, at fair value (amortized cost of $0 and $13, respectively)	—	116
Non-Affiliate Investments, at fair value (amortized cost of $726,116 and $460,025, respectively)	720,224	462,030
Investments, at fair value (amortized cost of $788,229 and $515,192, respectively)	782,380	517,300
Cash and cash equivalents	26,239	12,860
Deferred offering costs	100	127
Interest and dividends receivable	6,444	2,324
Receivable for unsettled trades	713	166
Capital call receivable	235	8,402
Prepaid expenses and other assets	72	74
Total assets	$816,183	$541,253

Liabilities:
Debt (net of deferred financing costs of $2,320 and $2,360, respectively)	$379,580	$237,540
Short-term borrowings	20,792	41,302
Stockholder distributions payable	33	—
Management fees payable	1,007	526
Accounts payable and accrued expenses	2,583	2,261
Payable for unsettled trades	—	15,226
Interest and debt fees payable	1,407	474
Directors' fees payable	17	—
Other liabilities	2,250	2,959
Total liabilities	407,669	300,288
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 36,147 issued and outstanding at December 31, 2022 and 5,000 issued and outstanding at December 31, 2021	36,093	4,992

Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 24,609,132 issued and outstanding at December 31, 2022, and 15,260,764 issued and outstanding at December 31, 2021	25	15
Additional paid in capital	375,557	231,200
Total distributable earnings (loss)	(3,161)	4,758
Total net assets attributable to common stock	372,421	235,973
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$816,183	$541,253

Net asset value per share attributable to common stock	$15.13	$15.46
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,		For the period from January 29, 2020 (date of inception) to December 31,
	2022	2021	2020
Investment income:
From control investments:
Interest income	$2,899	$12	$—
Dividend income	2,698	—	—
Fee and other income	3	—	—
Total investment income from control investments	5,600	12	—
From affiliate investments:
Interest income	4	61	—
Total investment income from affiliate investments	4	61	—
From non-affiliate investments:
Interest income	49,324	11,864	—
Dividend income	67	—	—
Fee and other income	1,561	307	—
Total investment income from non-affiliate investments	50,952	12,171	—
Interest from cash and cash equivalents	188	1	—
Total investment income	56,744	12,245	—
Operating expenses:
Management fees	3,378	1,109	—
Organizational costs	—	—	297
Incentive fee on income	4,720	711	—
Incentive fee on capital gains	(409)	409	—
Interest and debt fees	17,467	3,539	—
Professional fees	1,738	1,281	117
Other general and administrative	1,205	979	—
Amortization of common stock offering costs	16	596	—
Administrative services	226	113	—
Directors' fees	573	386	—
Total expenses before incentive fee waiver	28,914	9,123	414
Incentive fee waiver	(4,311)	(1,120)	—
Expenses, net of incentive fee waiver	24,603	8,003	414
Net investment income (loss) before income taxes	32,141	4,242	(414)
Income tax expense, including excise tax	671	99	—
Net investment income (loss)	31,470	4,143	(414)

Realized and unrealized gain (loss):
Net realized gain (loss)
Affiliate investments	—	567	—
Non-affiliate investments	467	51	—
Total net realized gain (loss)	467	618	—
Net change in unrealized appreciation (depreciation) on investments
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,		For the period from January 29, 2020 (date of inception) to December 31,
	2022	2021	2020
Control investments	43	—	—
Affiliate investments	—	103	—
Non-affiliate investments	(8,000)	2,005	—
Net change in deferred taxes	(780)	—	—
Total net change in unrealized appreciation (depreciation) on investments	(8,737)	2,108	—
Net realized and unrealized gain (loss)	(8,270)	2,726	—

Net increase (decrease) in net assets resulting from operations attributable to participating securities	$23,200	$6,869	$(414)
Accretion to redemption value of Series A redeemable convertible preferred stock	(3)	—	—
Accrual of Series A redeemable convertible preferred stock distributions	(1,367)	—	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$21,830	$6,869	$(414)

Per share information - basic and diluted
Net investment income (loss)	$1.68	$0.78	$(4,133.15)
Basic and diluted earnings (loss) per share	$1.12	$1.30	$(4,133.15)
Weighted average common shares outstanding	18,679,387	5,301,096	100

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the year ended December 31,		For the period from January 29, 2020 (date of inception) to December 31,
	2022	2021	2020
Operations:
Net investment income (loss)	$31,470	$4,143	$(414)
Net realized gain (loss) from investments	467	618	—
Net change in unrealized appreciation (depreciation) on investments	(7,957)	2,108	—
Net change in deferred taxes	(780)	—	—
Accretion to redemption value of Series A redeemable convertible preferred stock	(3)	—	—
Accrual of Series A redeemable convertible preferred stock distributions	(1,367)	—	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	21,830	6,869	(414)
Stockholder distributions:
Common stockholder distributions	(27,309)	(2,293)	—
Net decrease in net assets attributable to common stock from stockholder distributions	(27,309)	(2,293)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	133,854	231,019	2
Reinvestment of common stockholder distributions	8,073	790	—
Net increase in net assets attributable to common stock from capital share transactions	141,927	231,809	2
Total increase (decrease) in net assets attributable to common stock	136,448	236,385	(412)
Net assets at beginning of year attributable to common stock	235,973	(412)	—
Net assets at end of year attributable to common stock	$372,421	$235,973	$(412)

Net asset value per share attributable to common stock	$15.13	$15.46	$(4,120.15)
Common shares outstanding at end of year	24,609,132	15,260,764	100

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2022	2021
Operating activities
Net increase in net assets resulting from operations	$23,200	$6,869
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Payment-in-kind interest income	(2,042)	(120)
Net accretion of discount on investments	(1,199)	(356)
Amortization of deferred financing costs	1,189	647
Amortization of deferred offering costs	27	476
Accretion of redemption value of Series A redeemable convertible preferred stock	(3)	—
Sales and repayments of investments	58,562	8,723
Purchases of investments	(327,891)	(522,821)
Net realized (gain) loss from investments	(467)	(618)
Net change in unrealized (appreciation) depreciation on investments	7,957	(2,108)
(Increase) decrease in operating assets:
Interest receivable	(4,120)	(2,324)
Receivable for unsettled trades	(547)	(166)
Prepaid expenses and other assets	2	(74)
(Increase) decrease in operating liabilities:
Management fees payable	481	526
Accounts payable and accrued expenses	322	2,261
Payable for unsettled trades	(15,226)	15,226
Interest and debt fees payable	933	474
Directors' fees payable	17	—
Other liabilities	(708)	1,942
Net cash used in operating activities	(259,513)	(491,443)

Financing activities
Proceeds from issuance of shares of common stock	142,020	222,617
Proceeds from issuance of shares of preferred stock	31,101	4,992
Proceeds from debt	242,500	269,900
Payments on debt	(100,500)	(30,000)
Proceeds from short-term borrowings	189,060	60,902
Repayments on short-term borrowings	(209,570)	(19,600)
Payments of financing costs	(1,149)	(3,007)
Common stockholder distributions	(19,203)	(1,503)
Preferred stockholder distributions	(1,367)	—
Net cash provided by financing activities	272,892	504,301

Net increase in cash and cash equivalents	13,379	12,858
Cash and cash equivalents, beginning of year	12,860	2
Cash and cash equivalents, end of year	$26,239	$12,860
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2022	2021
Supplemental information:
Interest and non-usage fees paid during the year	$15,139	$2,348
Taxes, including excise tax, paid during the year	$476	$99
Distributions reinvested during the year	$8,073	$790

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 178.0% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (11.85%), 3/4/2027	4,183	$4,120	$4,247	1.1%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+ 6.00% (10.73%), 7/1/2027	19,502	19,197	19,209	5.2%
Acrisure, LLC (h)	Financials	L+ 4.25% (8.63%), 2/15/2027	4,582	4,552	4,425	1.2%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.43%), 5/7/2027	5,756	5,667	5,649	1.5%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.70%), 5/7/2027	1,180	1,180	1,158	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (10.92%), 10/2/2028	3,240	3,240	3,179	0.9%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (10.92%), 10/2/2028	2,895	2,839	2,840	0.8%
American Rock Salt Company, LLC (h)	Chemicals	L+ 4.00% (8.38%), 6/9/2028	2,039	2,034	1,912	0.5%
Armada Parent, Inc. (c) (h)	Industrials	L+ 5.75% (10.13%), 10/29/2027	1,016	1,016	1,000	0.3%
Armada Parent, Inc. (c) (h)	Industrials	L+ 5.75% (10.13%), 10/29/2027	20,162	19,818	19,838	5.3%
Avalara, Inc. (c) (h)	Software/Services	S+ 7.25% (11.83%), 10/19/2028	19,896	19,409	19,415	5.2%
Aveanna Healthcare, LLC (h)	Healthcare	L+ 3.75% (7.77%), 7/17/2028	5,961	5,937	4,560	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.38%) 4.00% PIK, 6/18/2027	4,356	4,356	4,299	1.2%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	11,270	11,052	11,028	3.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.38%) 4.00% PIK, 6/18/2027	11,916	11,715	11,760	3.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	786	786	759	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	1,547	1,547	1,495	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	9,286	9,100	8,969	2.4%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.99%), 12/30/2026	1,559	1,559	1,506	0.4%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (11.98%), 6/23/2027	11,809	11,591	11,597	3.1%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	7,554	7,417	7,554	2.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	2,628	2,628	2,628	0.7%
Communication Technology Intermediate, LLC (c)	Business Services	L+ 5.50% (9.88%), 5/5/2027	86	86	86	0.0%
Community Brands ParentCo, LLC (c) (h)	Software/Services	S+ 5.75% (10.17%), 2/24/2028	9,152	8,987	8,987	2.4%
Coronis Health, LLC (c) (h)	Healthcare	S+ 6.25% (10.57%), 7/27/2029	24,299	23,809	23,833	6.4%
Division Holding Corp. (h)	Business Services	L+ 4.75% (9.13%), 5/27/2028	3,742	3,709	3,643	1.0%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (8.88%), 4/14/2028	217	217	215	0.1%
Eliassen Group, LLC (c) (h)	Business Services	S+ 5.50% (10.08%), 4/14/2028	5,738	5,685	5,687	1.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Faraday Buyer, LLC (c) (h)	Utilities	S+ 7.00% (11.32%), 10/11/2028	12,902	$12,521	$12,529	3.4%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.18%), 9/13/2027	9,658	9,496	9,658	2.6%
FGT Purchaser, LLC (c)	Consumer	L+ 5.50% (10.18%), 9/13/2027	371	371	371	0.1%
First Eagle Holdings, Inc. (c) (h)	Financials	S+ 6.50% (10.73%), 3/1/2027	13,860	13,471	13,483	3.6%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+ 5.00% (9.38%), 10/18/2028	12,633	12,413	11,938	3.2%
FR Flow Control Luxco 1 Sarl (c) (h)	Industrials	S+ 5.50% (9.94%), 6/28/2026	4,462	4,422	4,462	1.2%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (9.98%), 9/29/2028	13,541	13,355	13,304	3.6%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+ 5.25% (9.57%), 5/18/2029	11,523	11,332	11,340	3.0%
Gordian Medical, Inc. (c) (h)	Healthcare	L+ 6.25% (10.98%), 1/31/2027	4,405	4,314	4,057	1.1%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities	L+ 6.00% (10.73%), 11/12/2026	4,618	4,543	4,618	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	8,018	7,880	7,945	2.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	145	143	143	0.0%
IG Investments Holdings, LLC (c)	Business Services	L+ 6.00% (10.39%), 9/22/2027	253	253	250	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	8,981	8,814	8,819	2.4%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	256	256	251	0.1%
IQN Holding Corp. (c)	Software/Services	S+ 5.50% (9.68%), 5/2/2029	95	95	94	0.0%
IQN Holding Corp. (c) (h)	Software/Services	P+ 4.50% (12.00%), 5/2/2029	5,460	5,410	5,412	1.5%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	1,955	0.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (10.04%), 12/10/2027	1,052	1,052	1,034	0.3%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	L+ 5.75% (10.04%), 12/10/2027	11,121	10,936	10,926	2.9%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+ 4.75% (8.92%), 3/20/2028	5,452	5,431	5,153	1.4%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (9.83%), 9/30/2027	3,001	3,001	2,960	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.17%), 9/30/2027	7,267	7,147	7,169	1.9%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (10.88%), 7/29/2026	21,394	21,054	21,394	5.8%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (10.57%), 7/29/2026	1,286	1,286	1,286	0.3%
Monumental RSN, LLC (c) (h)	Media/Entertainment	S+ 6.00% (10.32%), 9/20/2027	13,645	13,512	13,781	3.7%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (10.09%), 10/19/2027	6,524	6,414	6,408	1.7%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (8.38%), 4/5/2027	11,293	11,029	11,293	3.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (9.67%), 4/5/2027	2,443	2,443	2,443	0.7%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.67%), 4/6/2026	185	185	185	0.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (8.69%), 4/5/2027	837	822	837	0.2%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (11.83%), 4/6/2027	7,499	7,380	7,375	2.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	2,680	$2,635	$2,636	0.7%
Pluralsight, LLC (c)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	319	319	314	0.1%
Point Broadband Acquisition, LLC (c)	Telecom	L+ 6.00% (10.56%), 10/2/2028	1,733	1,733	1,697	0.5%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+ 6.00% (9.75%), 10/2/2028	8,707	8,514	8,529	2.3%
Relativity Oda, LLC (c) (h)	Software/Services	L+ 7.50% (11.89%) PIK, 5/12/2027	2,241	2,202	2,168	0.6%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+ 5.75% (10.87%), 10/19/2027	3,330	3,277	3,276	0.9%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (12.25%), 10/19/2027	2,921	2,921	2,873	0.8%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.23%), 10/30/2026	638	638	638	0.2%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (10.23%), 10/30/2026	6,850	6,844	6,850	1.8%
Safe Fleet Holdings, LLC (c) (h)	Industrials	S+ 5.00% (9.12%), 2/23/2029	6,038	5,863	5,856	1.6%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (9.29%), 11/18/2027	16,715	16,405	16,715	4.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (10.77%), 11/18/2027	14,893	14,631	14,893	4.0%
SCIH Salt Holdings, Inc. (h)	Industrials	L+ 4.00% (8.42%), 3/16/2027	1,099	1,095	1,066	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services	L+ 5.75% (10.48%), 12/8/2028	5,001	4,906	4,914	1.3%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (9.25%), 10/1/2027	15,967	15,694	15,700	4.2%
SitusAMC Holdings Corp. (c) (h)	Financials	L+ 5.75% (9.42%), 12/22/2027	6,771	6,714	6,771	1.8%
Skillsoft Corp. (h)	Technology	S+ 5.25% (9.58%), 7/14/2028	591	583	490	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (9.57%), 12/30/2026	4,910	4,866	4,910	1.3%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (10.48%), 6/16/2028	3,864	3,809	3,806	1.0%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (10.49%), 6/16/2027	124	124	123	0.0%
Tecta America Corp. (h)	Industrials	S+ 4.25% (8.69%), 4/10/2028	3,861	3,830	3,697	1.0%
The NPD Group, LP (c) (h)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2028	16,786	16,466	16,472	4.4%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2027	113	113	111	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (8.35%), 5/18/2028	1,811	1,805	1,811	0.5%
Tivity Health, Inc. (c) (h)	Healthcare	S+ 6.00% (10.58%), 6/28/2029	32,102	31,346	31,357	8.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.40%), 6/29/2027	1,651	1,651	1,626	0.5%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.18%), 6/29/2027	8,788	8,653	8,656	2.3%
Triple Lift, Inc. (c) (h)	Software/Services	S+ 5.50% (10.45%), 5/5/2028	11,934	11,734	11,731	3.1%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (9.58%), 5/5/2028	534	534	525	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 5.50% (10.72%), 11/18/2027	1,591	1,591	1,575	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (10.68%), 11/18/2027	5,495	$5,385	$5,440	1.5%
US Salt Investors, LLC (c) (h)	Chemicals	L+ 5.50% (9.17%), 7/19/2028	8,575	8,429	8,415	2.3%
Vensure Employer Services, Inc. (c) (h)	Business Services	S+ 4.75% (8.71%), 4/1/2027	4,784	4,757	4,784	1.3%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+ 5.75% (10.69%), 6/1/2029	7,238	7,101	7,105	1.9%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	109	109	107	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	8,440	8,300	8,305	2.2%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (9.75%), 5/26/2026	433	433	433	0.1%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+ 6.00% (9.75%), 5/26/2026	3,679	3,624	3,679	1.0%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	12,554	12,340	11,181	3.0%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	3,051	3,051	2,717	0.7%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.48%), 6/22/2026	715	715	654	0.2%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.25% (10.40%), 7/16/2028	13,430	13,204	13,218	3.6%
Zendesk, Inc. (c) (l)	Software/Services	S+ 6.50% (11.04%) 3.50% PIK, 11/22/2028	21,216	20,792	20,800	5.6%
Subtotal Senior Secured First Lien Debt				$666,045	$662,975	178.0%

Senior Secured Second Lien Debt - 14.5% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+ 7.25% (11.63%), 6/11/2029	6,010	$5,950	$5,746	1.5%
Asp Ls Acquisition Corp. (c) (h)	Transportation	L+ 7.50% (12.23%), 5/7/2029	4,275	4,263	3,533	0.9%
Corelogic, Inc. (c) (h)	Business Services	L+ 6.50% (10.94%), 6/4/2029	4,645	4,603	3,976	1.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+ 6.50% (10.25%), 8/2/2029	6,080	6,037	5,885	1.6%
Proofpoint, Inc. (h)	Software/Services	L+ 6.25% (10.99%), 8/31/2029	3,380	3,367	3,234	0.9%
RealPage, Inc. (h)	Software/Services	L+ 6.50% (10.88%), 4/23/2029	5,445	5,374	5,214	1.4%
Tecta America Corp. (c) (h)	Industrials	S+ 8.50% (12.94%), 4/9/2029	2,155	2,104	2,110	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.10%), 5/18/2029	1,947	1,935	1,947	0.5%
TRC Cos, Inc. (c) (h)	Industrials	L+ 6.75% (11.13%), 12/7/2029	7,045	6,980	6,742	1.8%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (10.57%), 5/14/2029	2,449	2,426	2,361	0.6%
Victory Buyer, LLC (c) (h)	Industrials	L+ 7.00% (11.35%), 11/19/2029	14,304	14,174	13,274	3.6%
Subtotal Senior Secured Second Lien Debt				$57,213	$54,022	14.5%

Subordinated Debt- 8.5% (b)
Encina Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (11.94%), 12/31/2028	6,914	$6,914	$6,914	1.9%
Encina Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (11.94%), 12/31/2028	24,500	24,422	24,500	6.6%
Subtotal Subordinated Debt				$31,336	$31,414	8.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Equity/Other - 9.1% (b) (d)
Center Phase Energy, LLC (c) (i)	Utilities		1,680	$1,680	$1,742	0.5%
Encina Equipment Finance, LLC (c) (i) (k)	Financials		29,908,561	30,777	30,742	8.2%
Jakks Pacific, Inc. (c)	Consumer		783	18	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,369	0.4%
Subtotal Equity/Other				$33,635	$33,969	9.1%

Total Investments- 210.1% (b)				$788,229	$782,380	210.1%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At December 31, 2022, qualifying assets represent 97.6% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of December 31, 2022.
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
(e)    Non-income producing at December 31, 2022.
(f)    The Company has various unfunded commitments to portfolio companies. Please refer to Note 6 - Commitments and Contingencies for details of these unfunded commitments.
(g)    Unless otherwise indicated, all investments in the consolidated schedules of investments are non-affiliated, non-controlled investments.
(h)    The Company's investment or a portion thereof is pledged as collateral under the MS Credit Facility (as defined in Note 5).
(i)    Investments are held in the taxable wholly-owned, consolidated subsidiary, FBCC EEF Holdings LLC.
(j)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
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

(l)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.22 basis points per day with Macquarie US Trading LLC, dated December 5, 2022 due January 19, 2023.

(m)    Unless otherwise indicated, all securities are restricted securities.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2022
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2022:

	At December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$185,426	23.7%
Software/Services	117,768	15.1%
Financials	113,646	14.4%
Business Services	111,454	14.2%
Industrials	71,302	9.1%
Media/Entertainment	56,568	7.2%
Utilities	30,486	3.9%
Food & Beverage	26,696	3.4%
Consumer	23,363	3.0%
Chemicals	16,073	2.1%
Paper & Packaging	13,980	1.8%
Telecom	11,595	1.5%
Transportation	3,533	0.5%
Technology	490	0.1%
Total	$782,380	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 172.5% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (8.50%), 3/4/2027	4,183	$4,108	$4,309	1.8%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+ 6.00% (6.75%), 7/1/2027	20,069	19,693	19,701	8.4%
Acrisure, LLC (h)	Financials	L+ 4.25% (4.75%), 2/16/2027	4,628	4,594	4,620	2.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.25% (7.25%), 5/7/2027	5,815	5,706	5,711	2.4%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+ 6.25% (7.25%), 5/7/2027	895	895	879	0.4%
Armada Parent, Inc. (c) (h)	Industrials	L+ 5.75% (6.50%), 10/29/2027	20,366	19,966	19,971	8.5%
Armada Parent, Inc. (c)	Industrials	L+ 5.75% (6.50%), 10/29/2027	204	204	200	0.1%
American Rock Salt Company, LLC (h)	Chemicals	L+ 4.00% (4.75%), 6/9/2028	2,060	2,055	2,052	0.9%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+ 3.75% (4.25%), 7/17/2028	5,626	5,599	5,592	2.4%
Aventine Holdings, LLC (c) (m)	Media/Entertainment	10.25%, 6/18/2027	10,198	9,944	9,944	4.2%
Aventine Holdings, LLC (c) (n)	Media/Entertainment	L+ 6.00% (6.75%), 6/18/2027	11,434	11,206	11,207	4.8%
BCPE Oceandrive Buyer, Inc. (c) (l)	Healthcare	L+ 6.25% (7.00%), 12/29/2028	9,356	9,146	9,146	3.9%
Chudy Group, LLC (c) (h)	Healthcare	L+ 5.75% (6.75%), 6/30/2027	8,880	8,755	8,758	3.7%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+ 5.50% (6.25%), 1/29/2026	445	444	445	0.2%
Cobblestone Intermediate Holdco, LLC (c) (h)	Consumer	L+ 5.25% (6.25%), 1/29/2026	5,980	5,944	5,980	2.5%
Communication Technology Intermediate, LLC (c)	Business Services	L+ 5.75% (6.75%), 5/5/2027	2,654	2,654	2,654	1.1%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.75% (6.75%), 5/5/2027	7,631	7,486	7,631	3.2%
Division Holding Corp. (h)	Business Services	L+ 4.75% (5.50%), 5/26/2028	3,780	3,744	3,782	1.6%
FGT Purchaser, LLC (c) (h)	Consumer	L+ 5.50% (6.50%), 9/13/2027	9,756	9,569	9,571	4.1%
FGT Purchaser, LLC (c)	Consumer	L+ 5.50% (6.50%), 9/13/2027	293	293	287	0.1%
Florida Food Products, LLC (h)	Food & Beverage	L+ 5.00% (5.75%), 10/18/2028	12,728	12,477	12,505	5.3%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (6.00%), 9/29/2028	11,986	11,768	11,755	5.0%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom	L+ 3.75% (4.50%), 4/28/2028	3,601	3,525	3,598	1.5%
Gordian Medical, Inc. (h)	Healthcare	L+ 6.25% (7.00%), 1/31/2027	4,450	4,335	4,413	1.9%
Green Energy Partners/Stonewall, LLC	Utilities	L+ 6.00% (6.50%), 11/12/2026	4,661	4,569	4,614	2.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (6.75%), 9/22/2028	8,099	7,942	7,943	3.4%
IG Investments Holdings, LLC (c)	Business Services	L+ 6.00% (6.75%), 9/22/2027	316	316	310	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,190	0.9%
Knowledge Pro Buyer, Inc. (c) (o)	Business Services	L+ 5.75% (6.50%), 12/10/2027	11,233	11,011	11,011	4.7%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (6.50%), 12/10/2027	275	275	270	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	L+ 4.75% (5.50%), 3/20/2028	5,508	$5,483	$5,508	2.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (6.50%), 9/30/2027	7,341	7,200	7,200	3.1%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (7.50%), 7/29/2026	21,611	21,203	21,611	9.2%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (6.50%), 10/19/2027	6,573	6,444	6,446	2.7%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (6.50%), 4/5/2027	11,436	11,122	11,436	4.9%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (6.50%), 4/5/2027	592	592	592	0.3%
Pilot Air Freight, LLC (c)	Transportation	L+ 5.25% (6.25%), 7/25/2024	937	937	937	0.4%
Pilot Air Freight, LLC (c) (h)	Transportation	L+ 5.25% (6.25%), 7/25/2024	3,612	3,568	3,612	1.5%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (9.00%), 4/6/2027	7,499	7,361	7,362	3.1%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (9.00%), 4/6/2027	2,680	2,629	2,631	1.1%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+ 6.00% (7.00%), 9/29/2028	8,795	8,582	8,583	3.6%
Relativity Oda, LLC (c) (h)	Software/Services	L+ 7.50% (8.50%) PIK, 5/12/2027	2,062	2,016	2,021	0.9%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+ 5.75% (6.75%), 10/19/2027	3,364	3,302	3,304	1.4%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (8.00%), 10/19/2027	1,237	1,237	1,215	0.5%
RSC Acquisition, Inc. (c)	Financials	L+ 5.50% (6.25%), 10/30/2026	1,916	1,916	1,897	0.8%
RSC Acquisition, Inc. (c) (h)	Financials	L+ 5.50% (6.25%), 10/30/2026	833	825	825	0.4%
RSC Acquisition, Inc. (c)	Financials	L+ 5.50% (6.25%), 10/30/2026	583	583	577	0.2%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (6.75%), 11/18/2027	15,043	14,748	14,748	6.3%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	P+ 5.00% (8.25%), 11/18/2027	1,505	1,504	1,475	0.6%
SCIH Salt Holdings, Inc. (h)	Industrials	L+ 4.00% (4.75%), 3/16/2027	1,113	1,108	1,101	0.5%
Sherlock Buyer Corp. (c) (h)	Business Services	L+ 5.75% (6.50%), 12/8/2028	5,039	4,938	4,939	2.1%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (6.25%), 10/1/2027	16,128	15,815	15,818	6.7%
SitusAMC Holdings Corp. (c) (h)	Financials	L+ 5.75% (6.50%), 12/22/2027	6,822	6,754	6,755	2.9%
Skillsoft Corp. (a) (h)	Technology	L+ 4.75% (5.50%), 7/14/2028	628	619	629	0.3%
STRIPER BUYER, LLC (c) (h)	Paper & Packaging	L+ 5.50% (6.25%), 12/30/2026	4,960	4,913	4,960	2.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (6.50%), 6/16/2028	3,903	3,839	3,840	1.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (6.50%), 6/16/2027	41	41	41	0.0%
Tecta America Corp. (h)	Industrials	L+ 4.25% (5.00%), 4/6/2028	3,900	3,865	3,895	1.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (4.75%), 5/18/2028	1,454	1,448	1,454	0.6%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (6.00%), 6/29/2027	8,788	8,624	8,627	3.7%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+ 5.25% (6.00%), 6/29/2027	686	686	673	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, expect share and per share data)
December 31, 2021

Portfolio Company (f) (g)	Industry	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Triple Lift, Inc. (c) (h)	Software/Services	L+ 5.75% (6.50%), 5/8/2028	9,705	$9,522	$9,705	4.1%
TSL Engineered Products, LLC (c) (h)	Industrials	L+ 4.75% (5.50%), 1/7/2028	3,136	3,107	3,136	1.3%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 5.50% (6.25%), 11/18/2027	5,495	5,387	5,387	2.3%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 5.50% (6.25%), 11/18/2027	193	193	189	0.1%
US Salt Investors, LLC (c) (h)	Chemicals	L+ 5.50% (6.25%), 7/19/2028	8,662	8,497	8,500	3.6%
Vensure Employer Services, Inc. (c) (h)	Business Services	L+ 4.75% (5.50%), 3/26/2027	3,871	3,839	3,871	1.6%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+ 6.00% (7.00%), 5/26/2026	3,716	3,648	3,623	1.5%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (7.00%), 5/26/2026	433	433	422	0.2%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (6.50%), 6/22/2028	12,681	12,439	12,447	5.3%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (6.50%), 6/22/2028	396	396	389	0.2%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (6.50%), 6/22/2026	100	100	98	0.0%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.75% (6.50%), 7/16/2028	13,566	13,310	13,312	5.6%
WIN Holdings III Corp. (c)	Consumer	L+ 5.75% (6.50%), 7/16/2026	239	238	234	0.1%
Subtotal Senior Secured First Lien Debt				$405,509	$407,074	172.5%

Senior Secured Second Lien Debt - 22.9% (b)
American Rock Salt Company, LLC (h)	Chemicals	L+ 7.25% (8.00%), 6/11/2029	6,010	$5,950	$6,025	2.6%
Asp Ls Acquisition Corp. (h)	Transportation	L+ 7.50% (8.25%), 4/30/2029	935	926	939	0.4%
Corelogic, Inc. (h)	Business Services	L+ 6.50% (7.00%), 6/4/2029	4,645	4,602	4,677	2.0%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+ 6.50% (7.00%), 8/2/2029	6,080	6,032	6,080	2.6%
Proofpoint, Inc. (c) (h)	Software/Services	L+ 6.25% (6.75%), 8/31/2029	3,681	3,665	3,681	1.6%
RealPage, Inc. (c) (h)	Software/Services	L+ 6.50% (7.25%), 4/23/2029	5,445	5,365	5,489	2.3%
Tecta America Corp. (c) (h)	Industrials	L+ 8.50% (9.25%), 4/6/2029	2,155	2,103	2,155	0.9%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (7.50%), 5/18/2029	1,370	1,357	1,370	0.6%
TRC Cos, Inc. (c) (h)	Industrials	L+ 6.75% (7.25%), 11/19/2029	7,045	6,975	6,975	3.0%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (7.25%), 5/14/2029	2,449	2,425	2,449	1.0%
Victory Buyer, LLC (c)	Industrials	L+ 7.00% (7.50%), 11/15/2029	14,304	14,161	14,161	6.0%
Subtotal Senior Secured Second Lien Debt				$53,561	$54,001	22.9%

Subordinated Debt- 10.3% (b)
Encina Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (9.00%), 12/31/2028	24,500	$24,412	$24,412	10.3%
Subtotal Subordinated Debt				$24,412	$24,412	10.3%

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
For the year ended December 31, 2022

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
The Company’s investment objective is to generate both current income capital and capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. The Company defines middle market companies as those with EBITDA of between $25 million and $100 million annually, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions.
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
For the year ended December 31, 2022
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
Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company’s financial position or result of operations as previously reported.
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
For the year ended December 31, 2022
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
For the year ended December 31, 2022
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, there were no reimbursements from the Adviser.

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
For the year ended December 31, 2022
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
For the year ended December 31, 2022
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
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2022 and 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2022 and 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the year ended December 31, 2022
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$26,901	$636,074	$662,975
Senior Secured Second Lien Debt	$—	$8,447	$45,575	$54,022
Subordinated Debt	$—	$—	$31,414	$31,414
Equity/Other	$—	$—	$33,969	$33,969
Total	$—	$35,348	$747,032	$782,380
The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$48,991	$358,083	$407,074
Senior Secured Second Lien Debt	$—	$11,641	$42,360	$54,001
Subordinated Debt	$—	$—	$24,412	$24,412
Equity/Other	$—	$—	$31,813	$31,813
Total	$—	$60,632	$456,668	$517,300

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2022	$358,083	$42,360	$24,412	$31,813	$456,668
Purchases and other adjustments to cost	$317,946	$3,941	$6,924	$1,891	$330,702
Sales and repayments	$(54,420)	$—	$—	$35	$(54,385)
Net realized gain (loss)	$426	$—	$—	$—	$426
Transfers in	$21,533	$11,641	$—	$—	$33,174
Transfers out	$(5,508)	$(9,170)	$—	$—	$(14,678)
Net change in unrealized appreciation (depreciation) on investments	$(1,986)	$(3,197)	$78	$230	$(4,875)
Balance as of December 31, 2022	$636,074	$45,575	$31,414	$33,969	$747,032
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:	$(1,978)	$(3,197)	$78	$230	$(4,867)
For the year ended December 31, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2021	$—	$—	$—	$—	$—
Purchases and other adjustments to cost	$362,986	$42,084	$25,017	$31,709	$461,796
Sales and repayments	$(6,311)	$—	$(1,148)	$—	$(7,459)
Net realized gain (loss)	$72	$—	$543	$—	$615
Transfers in	$—	$—	$—	$—	$—
Transfers out	$—	$—	$—	$—	$—
Net change in unrealized appreciation (depreciation) on investments	$1,336	$276	$—	$104	$1,716
Balance as of December 31, 2021	$358,083	$42,360	$24,412	$31,813	$456,668
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$1,336	$276	$—	$104	$1,716
For the year ended December 31, 2021, there were no transfers between levels of the fair value hierarchy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$666,045	$662,975	84.8%
Senior Secured Second Lien Debt	$57,213	$54,022	6.9
Subordinated Debt	$31,336	$31,414	4.0
Equity/Other	$33,635	$33,969	4.3
Total	$788,229	$782,380	100.0%
The composition of the Company’s investments as of December 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$405,509	$407,074	78.7%
Senior Secured Second Lien Debt	$53,561	$54,001	10.4
Subordinated Debt	$24,412	$24,412	4.7
Equity/Other	$31,710	$31,813	6.2
Total	$515,192	$517,300	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$636,074	Yield Analysis	Market Yield	8.57%	13.33%	10.57%
Senior Secured Second Lien Debt	$45,575	Yield Analysis	Market Yield	12.20%	19.80%	14.82%
Subordinated Debt	$31,414	Waterfall Analysis	Tangible Net Asset Value Multiple	1.87x	1.87x	1.87x
Equity/Other (b)	$30,742	Waterfall Analysis	Tangible Net Asset Value Multiple	1.87x	1.87x	1.87x
Equity/Other	$3,111	Waterfall Analysis	EBITDA Multiple	14.25x	20.75x	17.11x
Equity/Other (b)	$116	Yield Analysis	Market Yield	13.00%	13.00%	13.00%
Total	$747,032
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$218,428	Yield Analysis	Market Yield	6.25%	9.87%	7.63%
Senior Secured First Lien Debt (c)	$98,540	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	$41,115	Yield Analysis	Market Yield	5.60%	8.78%	7.19%
Senior Secured Second Lien Debt (c)	$21,136	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	$11,569	Yield Analysis	Market Yield	7.00%	7.25%	7.13%
Senior Secured Second Lien Debt	$9,655	Yield Analysis	Market Yield	8.03%	10.67%	8.77%
Subordinated Debt (b)(c)	$24,412	N/A	N/A	N/A	N/A	N/A
Equity/Other (c)	$31,697	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	$116	Yield Analysis	Market Yield	9.75%	9.75%	9.75%
Total	$456,668
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of December 31, 2022 and 2021, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
Note 4 - Related Party Transactions
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement with the Adviser pursuant to which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Advisory Agreement was approved by the Board of Directors and the sole stockholder for a two year term on September 23, 2020. The Board of Directors renewed the Investment Advisory Agreement on January 30, 2023.
Pursuant to the Investment Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consists of two components - a base management fee (the “Management Fee”) and an incentive fee, which consists of two components (together, the “Incentive Fee”).
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
As of December 31, 2022 and 2021, $1.0 million and $0.5 million was payable to the Adviser for Management Fees, respectively.
For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, the Company incurred $3.4 million, $1.1 million, and $0, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the year ended December 31, 2022
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, the Company incurred $4.7 million, $0.7 million, and $0, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
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
For the years ended December 31, 2022 and 2021 and for the period ended December 31, 2020, the Company accrued $(0.4) million, $0.4 million, and $0, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of December 31, 2022 and 2021, $0.8 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, the Company incurred $0.8 million, $0.7 million, and $0, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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
Due to Related Party
As of December 31, 2022 and 2021, $0 and $1.7 million of payables to Affiliated Funds or the Adviser were included within other liabilities on the consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
Note 5 - Borrowings
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility are secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility are nonrecourse to the Company. Any amounts borrowed under the MS Credit Facility will mature, and will be due and payable, on the maturity date, which is March 15, 2025. Prior to the Third Amendment (defined below), borrowings under the MS Credit Facility bore interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest is payable quarterly in arrears. FBCC Lending is subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts are less than such minimum utilization requirement. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Credit Facility.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
MS Subscription Facility
On April 22, 2021, the Company entered into a $50.0 million revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility is subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility had a maturity date of April 22, 2022, which may be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, the Company entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders. On September 30, 2022, pursuant to the terms of the agreement, the Company voluntarily reduced commitments from $50.0 million to $44.5 million and on December 9, 2022, pursuant to the terms of the agreement, the Company voluntarily reduced commitments from $44.5 million to $25.5 million (together, the “MS Subscription Facility Downsizes”).

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
The following table represents facility borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$356,500	$(2,222)	$354,278
MS Subscription Facility	4/21/2023	25,500	25,400	(98)	25,302
Total		$425,500	$381,900	$(2,320)	$379,580
The following table represents facility borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$250,000	$190,000	$(2,174)	$187,826
MS Subscription Facility	4/22/2022	50,000	49,900	(186)	49,714
Total		$300,000	$239,900	$(2,360)	$237,540
The weighted average annualized interest cost for all facility borrowings for the years ended December 31, 2022 and 2021 was 4.14% and 2.32%, respectively. The average daily debt outstanding for facility borrowings for the years ended December 31, 2022 and 2021 was $324.3 million and $106.9 million, respectively. The maximum debt outstanding for facility borrowings for the years ended December 31, 2022 and 2021 was $426.9 million and $264.9 million, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2022 and 2021, the Company had short-term borrowings outstanding of $20.8 million and $41.3 million, respectively. For the years ended December 31, 2022 and 2021, and for the period ended December 31, 2020, the Company recorded interest expense of $2.2 million, $0.1 million, and $0, respectively, in connection with short-term borrowings. For the year ended December 31, 2022, the Company had an average outstanding balance of short-term borrowings of $44.0 million and bore interest at a weighted average rate of 0.01%. For the period October 29, 2021 through December 31, 2021 (period for which the Company had short-term borrowings), the Company had an average outstanding balance of short-term borrowings of $19.3 million and bore interest at a weighted average rate of 0.01%.

The following table represents interest and debt fees for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$10,908	$894	$1,398
MS Subscription Facility	(4)	0.30%	1,781	295	—
Short-term borrowings			2,191	—	—
Total			$14,880	$1,189	$1,398
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees, custody fees, and administrative agent fees.
(3) From January 1, 2022 through January 30, 2022, the MS Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. From January 31, 2022 through June 27, 2022 the MS Credit Facility transitioned the benchmark rate to Adjusted Term SOFR. Borrowings under the MS Credit Facility bore interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. From June 28, 2022 to December 31, 2022 MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.25%.
(4) From January 1, 2022 through April 19, 2022 the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through December 31, 2022 bears interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

As of December 31, 2020 and during the period then ended, the Company did not have any borrowings.
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
At December 31, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2022 and 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of December 31, 2022	Fair Value as of December 31, 2022
MS Credit Facility	3	$356,500	$356,500
MS Subscription Facility	3	25,400	25,400
Total		$381,900	$381,900

	Level	Carrying Amount as of December 31, 2021	Fair Value as of December 31, 2021
MS Credit Facility	3	$190,000	$190,000
MS Subscription Facility	3	49,900	49,900
Total		$239,900	$239,900
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $56.1 million, and unfunded commitments on revolver term loans of $47.5 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $63.0 million, and unfunded commitments on revolver term loans of $27.8 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of December 31, 2022, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,513	$333
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	1,246	1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,793	2,552
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,034	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$4,722	$366
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,194	4,408
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Coronis Health, LLC	Senior Secured First Lien Debt	Revolver	1,968	1,968
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,452	1,235
Encina Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	4,086
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,260	1,260
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	605
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	125	125
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,503	5,503
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	379
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,841	3,841
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,258	1,163
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,290	1,238
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	1,147
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,143
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver	1,590	1,590
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,905
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	556
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	319
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,663	1,930
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,357	1,437
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,179	1,541
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	135
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	830
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,350

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	$857	$857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	585
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,896	1,896
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,448	1,448
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	978
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,886	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,106
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$138,815	$103,592

As of December 31, 2021, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,522	$627
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,037	2,037
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,240
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed Draw	1,312	1,312
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,574	4,574
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,198	5,198
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,559	1,559
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	1,559
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,484	1,484
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver	371	371
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,794	2,350
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	998

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Encina Equipment Finance, LLC	Subordinated Debt	Delayed Draw	$11,000	$11,000
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	683
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,809	1,809
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	316
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,293	2,293
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed Draw	3,016	3,016
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	3,429
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,468	1,876
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	741
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	638
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,665	3,665
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,905	668
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,164	3,581
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	2,508
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	218
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	372	372
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed Draw	577	577
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	3,001
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	171
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	1,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	1,983
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	960	960
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,917	5,521
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,721

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	$1,908	$1,670
			$99,231	$90,801
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of December 31, 2022 and as of December 31, 2021:

	As of December 31, 2022		As of December 31, 2021
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$586,156	$221,281	$573,763	$342,742
Series A Preferred Stock	77,500	41,354	27,500	22,500
Total	$663,656	$262,635	$601,263	$365,242
Capital Drawdowns
The following tables summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2022:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
May 27, 2022	1,653,439	$25,000
July 15, 2022	2,621,233	40,000
September 28, 2022	3,289,476	50,000
November 23, 2022	1,256,895	18,854
Total Capital Drawdowns	8,821,043	$133,854
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
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
April 7, 2022	5,000	$4,993
July 15, 2022	10,000	9,985
November 23, 2022	16,147	16,123
Total Capital Drawdowns	31,147	$31,101
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock year ended December 31, 2021:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2021
December 27, 2021	5,000	$4,992
Total Capital Drawdowns	5,000	$4,992

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the years ended December 31, 2022 and 2021, and the period ended December 31, 2020:

	Common stock - shares	Common stock - par		Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of January 29, 2020 (date of inception)	—	$—		$—	$—	$—
Net investment income (loss)	—	—		—	(414)	(414)
Issuance of common stock, net of issuance costs	100	—	(1)	2	—	2
Balance as of December 31, 2020	100	$—	(1)	$2	$(414)	$(412)
Net investment income (loss)	—	—		—	4,143	4,143
Net realized gain (loss) from investment transactions	—	—		—	618	618
Net change in unrealized appreciation (depreciation) on investments	—	—		—	2,108	2,108
Issuance of common stock, net of issuance costs	15,208,778	15		231,004	—	231,019
Distributions to stockholders	—	—		—	(2,293)	(2,293)
Reinvested dividends	51,886	—		790	—	790
Tax adjustment	—	—		(596)	596	—
Balance as of December 31, 2021	15,260,764	$15		$231,200	$4,758	$235,973
Net investment income (loss)	—	—		—	31,470	31,470
Net realized gain (loss) from investment transactions	—	—		—	467	467
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(8,737)	(8,737)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—		—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—		—	(1,367)	(1,367)
Distributions to common stockholders	—	—		—	(27,309)	(27,309)
Issuance of common stock, net of issuance costs	8,821,043	10		133,844	—	133,854
Reinvested dividends	527,325	—		8,073	—	8,073
Tax adjustment	—	—		2,440	(2,440)	—
Balance as of December 31, 2022	24,609,132	$25		$375,557	$(3,161)	$372,421
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The following table reflects the Common Stock activity for the year ended December 31, 2022:

	Shares	Value
Shares Sold	8,821,043	$133,854
Shares Issued through DRIP	527,325	8,073
	9,348,368	$141,927
The following table reflects the Common Stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	15,208,778	$231,019
Shares Issued through DRIP	51,886	790
	15,260,664	$231,809
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of December 31, 2022, the Company has received total Preferred Capital Commitments of $77.5 million, which has and will continue to call from time to time. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of December 31, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 36,147 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2021, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 5,000 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of December 31, 2022 and 2021, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	31,147	31,147
Offering costs	—	(49)
Amortization of offering costs	—	3
Ending Balance, December 31, 2022	36,147	$36,093
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2021:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	5,000	5,000
Offering costs	—	(8)
Amortization of offering costs	—	0 (1)
Ending Balance, December 31, 2021	5,000	$4,992
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2022 and 2021.

	For the year ended December 31,
Numerator	2022	2021
Net increase (decrease) in net assets resulting from operations	$23,200	$6,869
Less: cumulative preferred stock dividends	(2,297)	—
Less: changes in carrying value of redeemable securities	(3)	—
Numerator for EPS - income available to common stockholders	$20,900	$6,869

Denominator
Weighted average common shares outstanding	18,679,387	5,301,096
Basic and diluted earnings per share	$1.12	$1.30

Note 12 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$0.30
May 11, 2022	May 11, 2022	May 24, 2022	$0.39
July 28, 2022	July 28, 2022	August 5, 2022	$0.39
October 26, 2022	October 26, 2022	November 7, 2022	$0.39

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2021
October 28, 2021	October 28, 2021	November 15, 2021	$0.30

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$19.49
May 11, 2022	May 11, 2022	May 24, 2022	$25.28
July 28, 2022	July 28, 2022	August 5, 2022	$25.42
October 26, 2022	October 26, 2022	November 7, 2022	$25.42

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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2021 and 2020 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The tax character of distributions for the fiscal years ended December 31, 2022 and 2021 was as follows:

	For the year ended December 31,
	2022		2021
Ordinary income distributions*	$28,676	100.0%	$2,293	100.0%
Capital gains distributions	—	—	—	—
Return of capital	—	—	—	—
Total distributions	$28,676	100.0%	$2,293	100.0%

* Includes 91.10% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.

For the years ended December 31, 2022 and 2021, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	2022	2021
Book income (loss) from operating activities	$21,830	$6,869
Net unrealized (gain)/loss on investments	7,957	(2,108)
Nondeductible expenses	313	—
Temporary differences	(1,101)	(50)
Taxable income before deductions for distributions paid	$28,999	$4,711
For the years ended December 31, 2022 and 2021, the components of accumulated gain and losses on a tax basis were as follows:

	For the year ended December 31,
	2022	2021
Undistributed ordinary income	$3,586	$3,036
Undistributed long term gain (loss)	271	—
Undistributed capital loss carryforward	—	—
Total undistributed net earnings (loss)	3,856	3,036
Net unrealized gain (loss) on investments	(4,604)	2,108
Other accumulated gain (loss) on investments	(388)	(386)
Total undistributed taxable income (loss)	$(1,136)	$4,758

As of December 31, 2022 and 2021, the Company did not have any short-term or long-term capital loss carryforwards.

At December 31, 2022 and 2021, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2022	December 31, 2021
Tax cost	786,984	515,192
Gross unrealized appreciation	5,071	2,407
Gross unrealized depreciation	(9,675)	(299)

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
During the years ended December 31, 2022 and 2021, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable earnings (loss)	Paid in capital
2022	$(2,440)	$2,440
2021	$596	$(596)

These differences primarily relate to non-deductible offering costs, nondeductible excise tax expenses and GAAP blocker income. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2022 is an estimate and will not be finally determined until the
Company files its 2022 tax return.

As of December 31, 2022, the Company’s domestic subsidiary is expected to have a net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $2.9 million and a deferred tax liability of $(3.7) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company has concluded future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of December 31, 2022. As a result, no valuation allowance for the deferred tax assets is necessary. As of December 31, 2021, the Company did not have any deferred tax assets or deferred tax liabilities.

The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

As of December 31, 2022, the Company had differences between book basis and tax basis cost of $(2.0) million from investments in a domestic subsidiary. As of December 31, 2021, the Company had no differences between book basis and tax cost basis.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
Note 14 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period from January 7, 2021 to December 31, 2021 represents the initial price per share issued on that date. The following is a schedule of financial highlights for the year ended December 31, 2022 and for the period from January 7, 2021 to December 31, 2021:

	For the year ended December 31,	For the period from January 7, 2021 to December 31,
	2022	2021
Per share data:
Net asset value attributable to common stock, beginning of period	$15.46	$15.00

Results of operations (1)
Net investment income (loss)	1.68	0.78
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.44)	0.52
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	1.24	1.30

Accretion to redemption value of Series A redeemable convertible preferred stock (1)(9)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.07)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	1.17	1.30

Stockholder distributions (2)
Common stockholder distributions from net investment income	(1.47)	(0.30)
Net decrease in net assets resulting from stockholder distributions	(1.47)	(0.30)

Other (3)	(0.03)	(0.54)
Net asset value attributable to common stock, end of period	$15.13	$15.46

Common shares outstanding at end of period	24,609,132	15,260,764
Total return (4)	7.62%	3.08%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$372,421	$235,973
Ratio of net investment income to average net assets attributable to common stock	10.80%	3.49%
Ratio of total expenses to average net assets attributable to common stock (5)	10.15%	7.76%
Ratio of incentive fees to average net assets attributable to common stock (6)	1.48%	0.93%
Ratio of net expenses to average net assets attributable to common stock(7)	8.67%	6.83%
Ratio of debt related expenses to average net assets attributable to common stock	5.99%	2.98%
Portfolio turnover rate (8)	9.03%	3.46%
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
For the year ended December 31, 2022
periods reported. Common Stock distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total return is not annualized.
(5) Ratio of total expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense over average net assets attributable to common stock.
(6) Represents gross incentive fees, prior to any incentive fee waivers. Incentive fees for the first twelve calendar quarters are waived, refer to Note 4 - Related Party Transactions for additional details.
(7) Ratio of net expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets attributable to common stock.
(8) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(9) Rounds to less than $0.01 per share.
Note 15 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2022:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2022
Control Investments
Encina Equipment Finance, LLC (2)	Equity/Other	$2,698	$30,742	$—	$35	$—	$(35)	$30,742
Encina Equipment Finance, LLC (2)	Subordinated Debt	409	—	6,914	—	—	—	6,914
Encina Equipment Finance, LLC (2)	Subordinated Debt	2,493	24,412	10	—	—	78	24,500
Total Control Investments		$5,600	$55,154	$6,924	$35	$—	$43	$62,156

Affiliate Investments
Jakks Pacific, Inc. (2) (3)	Equity/Other	$4	$116	$5	$(121)	$—	$—	$—
Total Affiliate Investments		$4	$116	$5	$(121)	$—	$—	$—
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022
The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2021:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at December 31, 2021
Control Investments
Encina Equipment Finance, LLC (2)	Equity/Other	$—	$—	$30,742	$—	$—	$—	$30,742
Encina Equipment Finance, LLC (2)	Subordinated Debt	12	—	24,412	—	—	—	24,412
Total Control Investments		$12	$—	$55,154	$—	$—	$—	$55,154

Affiliate Investments
Jakks Pacific, Inc. (2)	Equity/Other	$12	$—	$13	$—	$—	$103	$116
Jakks Pacific, Inc. (2) (3)	Senior Secured First Lien Debt	27	—	464	(489)	24	—	—
Jakks Pacific, Inc. (2) (3)	Subordinated Debt	22	—	605	(1,147)	543	—	—
Total Affiliate Investments		$61	$—	$1,082	$(1,636)	$567	$103	$116
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
For the year ended December 31, 2022
Note 16 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

On February 24, 2023, the Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on March 24, 2023 to stockholders of record as of February 24, 2023.

On February 24, 2023, the Board of Directors declared a distribution of $28.31 per share of Series A Preferred Stock, which is payable on March 24, 2023 to stockholders of record as of February 24, 2023.
On March 14, 2023, the Company delivered drawdown notices to the Company’s Common Stock investors for an aggregate offering price of approximately $8.1 million.
On March 14, 2023, the Company delivered drawdown notices to the Company’s Series A Preferred Stock investors for an aggregate offering price of approximately $41.4 million.