Form 10-Q
period 2023-03-31
Franklin BSP Capital Corp
filed 2023-05-12
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 9, 2023 was 25,542,258.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $62,749 and $62,113, respectively)	$62,785	$62,156
Non-Affiliate Investments, at fair value (amortized cost of $731,438 and $726,116, respectively)	724,808	720,224
Investments, at fair value (amortized cost of $794,187 and $788,229, respectively)	787,593	782,380
Cash and cash equivalents	16,432	26,239
Deferred offering costs	35	100
Interest and dividends receivable	7,363	6,444
Receivable for unsettled trades	1,413	713
Capital call receivable	42	235
Prepaid expenses and other assets	74	72
Total assets	$812,952	$816,183

Liabilities:
Debt (net of deferred financing costs of $1,974 and $2,320, respectively)	$309,526	$379,580
Short-term borrowings	35,492	20,792
Stockholder distributions payable	14	33
Management fees payable	1,007	1,007
Accounts payable and accrued expenses	2,906	2,583
Interest and debt fees payable	1,861	1,407
Directors' fees payable	28	17
Other liabilities	2,217	2,250
Total liabilities	353,051	407,669
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at March 31, 2023 and 36,147 issued and outstanding at December 31, 2022	77,384	36,093

Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 25,339,906 issued and outstanding at March 31, 2023, and 24,609,132 issued and outstanding at December 31, 2022	26	25
Additional paid in capital	386,623	375,557
Total distributable earnings (loss)	(4,132)	(3,161)
Total net assets attributable to common stock	382,517	372,421
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$812,952	$816,183
Net asset value per share attributable to common stock	$15.10	$15.13
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Investment income:
From control investments:
Interest income	$984	$561
Dividend income	675	673
Fee and other income	1	—
Total investment income from control investments	1,660	1,234
From affiliate investments:
Interest income	—	6
Total investment income from affiliate investments	—	6
From non-affiliate investments:
Interest income	20,321	8,186
Dividend income	34	—
Fee and other income	308	185
Total investment income from non-affiliate investments	20,663	8,371
Interest from cash and cash equivalents	101	0(1)
Total investment income	22,424	9,611
Operating expenses:
Management fees	1,004	680
Incentive fee on income	1,809	818
Incentive fee on capital gains	—	(93)
Interest and debt fees	7,976	2,245
Professional fees	512	409
Other general and administrative	456	283
Amortization of common stock offering costs	—	13
Administrative services	58	47
Directors' fees	149	156
Total expenses before incentive fee waiver	11,964	4,558
Incentive fee waiver	(1,809)	(725)
Expenses, net of incentive fee waiver	10,155	3,833
Net investment income (loss) before income taxes	12,269	5,778
Income tax expense, including excise tax	208	323
Net investment income (loss)	12,061	5,455

Realized and unrealized gain (loss):
Net realized gain (loss)
Non-affiliate investments	(161)	12
Total net realized gain (loss)	(161)	12
Net change in unrealized appreciation (depreciation) on investments
Control investments	(7)	78
Affiliate investments	—	1
Non-affiliate investments	(739)	(713)
Net change in deferred taxes	(515)	—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Total net change in unrealized appreciation (depreciation) on investments	(1,261)	(634)
Net realized and unrealized gain (loss)	(1,422)	(622)

Net increase (decrease) in net assets resulting from operations attributable to participating securities	$10,639	$4,833
Accretion to redemption value of Series A redeemable convertible preferred stock	(3)	0(1)
Accrual of Series A redeemable convertible preferred stock distributions	(1,023)	(97)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$9,613	$4,736

Per share information
Net investment income (loss)	$0.49	$0.36
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$0.43	$0.32
Basic and diluted earnings (loss) per share	$0.34	$0.30
Weighted average common shares outstanding	24,648,293	15,306,182
–—–—–—–—–
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Operations:
Net investment income (loss)	$12,061	$5,455
Net realized gain (loss) from investments	(161)	12
Net change in unrealized appreciation (depreciation) on investments	(746)	(634)
Net change in deferred taxes	(515)	—
Accretion to redemption value of Series A redeemable convertible preferred stock	(3)	0(1)
Accrual of Series A redeemable convertible preferred stock distributions	(1,023)	(97)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	9,613	4,736
Stockholder distributions:
Common stockholder distributions	(10,584)	(4,575)
Net decrease in net assets attributable to common stock from stockholder distributions	(10,584)	(4,575)
Capital share transactions:
Issuance of common stock, net of issuance costs	8,073	—
Reinvestment of common stockholder distributions	2,994	1,534
Net increase in net assets attributable to common stock from capital share transactions	11,067	1,534
Total increase (decrease) in net assets attributable to common stock	10,096	1,695
Net assets at beginning of period attributable to common stock	372,421	235,973
Net assets at end of period attributable to common stock	$382,517	$237,668

Net asset value per share attributable to common stock	$15.10	$15.47
Common shares outstanding at end of period	25,339,906	15,360,466
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Operating activities
Net increase in net assets resulting from operations	$10,639	$4,833
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(306)	(164)
Net accretion of discount on investments	(552)	(328)
Amortization of deferred financing costs	346	243
Amortization of deferred offering costs	65	12
Accretion of redemption value of Series A redeemable convertible preferred stock	(3)	0(1)
Sales and repayments of investments	13,366	4,415
Purchases of investments	(18,628)	(34,254)
Net realized (gain) loss from investments	161	(12)
Net change in unrealized (appreciation) depreciation on investments	746	634
(Increase) decrease in operating assets:
Interest receivable	(919)	(2,568)
Receivable for unsettled trades	(700)	(407)
Prepaid expenses and other assets	(2)	11
(Increase) decrease in operating liabilities:
Management fees payable	—	154
Accounts payable and accrued expenses	323	(538)
Payable for unsettled trades	—	(9,722)
Interest and debt fees payable	454	103
Directors' fees payable	11	35
Other liabilities	(33)	(1,519)
Net cash provided by (used in) operating activities	4,968	(39,072)

Financing activities
Proceeds from issuance of shares of common stock	8,266	8,391
Proceeds from issuance of shares of preferred stock	41,291	—
Proceeds from debt	—	51,000
Payments on debt	(70,400)	—
Proceeds from short-term borrowings	35,492	—
Repayments on short-term borrowings	(20,792)	(20,154)
Payments of financing costs	—	(371)
Common stockholder distributions	(7,609)	(3,138)
Preferred stockholder distributions	(1,023)	—
Net cash provided by (used in) financing activities	(14,775)	35,728

Net increase (decrease) in cash and cash equivalents	(9,807)	(3,344)
Cash and cash equivalents, beginning of period	26,239	12,860
Cash and cash equivalents, end of period	$16,432	$9,516

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Supplemental information:
Interest and non-usage fees paid during the period	$7,136	$1,876
Taxes, including excise tax, paid during the period	$123	$273
Distributions reinvested during the period	$2,994	$1,534
–—–—–—–—–
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 174.6% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (12.10%), 3/4/2027	4,183	$4,124	$4,247	1.1%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+ 6.00% (11.16%), 7/1/2027	19,452	19,164	19,160	5.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.43%), 5/7/2027	5,742	5,659	5,663	1.5%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.70%), 5/7/2027	1,177	1,177	1,161	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (11.41%), 10/2/2028	4,606	4,606	4,523	1.2%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.41%), 10/2/2028	2,888	2,835	2,836	0.7%
American Rock Salt Company, LLC (h)	Chemicals	L+ 4.00% (8.84%), 6/9/2028	2,034	2,029	1,955	0.5%
Armada Parent, Inc. (c) (h)	Industrials	S+ 5.75% (10.66%), 10/29/2027	1,013	1,013	997	0.3%
Armada Parent, Inc. (c) (h)	Industrials	S+ 5.75% (10.66%), 10/29/2027	20,111	19,787	19,788	5.2%
Avalara, Inc. (c) (h)	Software/Services	S+ 7.25% (12.15%), 10/19/2028	19,896	19,430	19,436	5.1%
Aveanna Healthcare, LLC (h)	Healthcare	L+ 3.75% (8.70%), 7/17/2028	5,946	5,925	5,029	1.3%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	11,270	11,062	11,028	2.9%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.84%), 6/18/2027	4,401	4,401	4,343	1.1%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.84%), 6/18/2027	12,037	11,849	11,879	3.1%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.41%), 12/29/2028	784	784	757	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (11.08%), 12/29/2028	9,262	9,085	8,947	2.3%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.25%), 12/30/2026	1,195	1,195	1,154	0.3%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (11.08%), 12/29/2028	1,543	1,543	1,491	0.4%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (11.98%), 6/23/2027	11,779	11,576	11,580	3.0%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (12.05%), 6/23/2027	1,648	1,648	1,620	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	S+ 5.50% (10.41%), 5/5/2027	353	353	353	0.1%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.41%), 5/5/2027	7,535	7,404	7,535	2.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.41%), 5/5/2027	2,621	2,621	2,621	0.7%
Community Brands Parentco, LLC (c) (h)	Software/Services	S+ 5.75% (10.66%), 2/24/2028	9,129	8,974	8,964	2.3%
Coronis Health, LLC (c) (h)	Healthcare	S+ 6.25% (10.92%), 7/27/2029	24,238	23,764	23,787	6.2%
Division Holding Corp. (h)	Business Services	L+ 4.75% (9.59%), 5/27/2028	3,732	3,702	3,578	0.9%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (10.69%), 4/14/2028	217	217	215	0.1%
Eliassen Group, LLC (c) (h)	Business Services	S+ 5.50% (10.40%), 4/14/2028	5,723	5,674	5,673	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Faraday Buyer, LLC (c) (h)	Utilities	S+ 7.00% (11.86%), 10/11/2028	12,902	$12,534	$12,545	3.3%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.50%), 9/13/2027	9,634	9,472	9,634	2.5%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.50%), 9/13/2027	381	381	381	0.1%
First Eagle Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.22%), 3/1/2027	13,860	13,496	13,502	3.5%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+ 5.00% (9.84%), 10/18/2028	12,601	12,393	11,908	3.1%
FR Flow Control Luxco 1 Sarl (c) (h)	Industrials	S+ 5.50% (10.42%), 6/28/2026	4,450	4,412	4,450	1.2%
Galway Borrower, LLC (c)	Financials	L+ 5.25% (10.41%), 9/30/2027	185	185	181	0.0%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (10.41%), 9/29/2028	13,507	13,327	13,271	3.5%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.06%), 5/18/2029	853	853	840	0.2%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.06%), 5/18/2027	367	367	361	0.1%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+ 5.25% (10.06%), 5/18/2029	11,494	11,312	11,318	3.0%
Gordian Medical, Inc. (c) (h)	Healthcare	L+ 6.25% (11.41%), 1/31/2027	4,394	4,310	4,047	1.1%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities	L+ 6.00% (11.16%), 11/12/2026	4,595	4,526	4,595	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (10.91%), 9/22/2028	7,997	7,864	7,924	2.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.83%), 9/22/2028	144	143	143	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.03%), 5/23/2028	3,831	3,831	3,765	1.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.18%), 5/23/2028	256	256	252	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 6.25% (11.18%), 5/23/2028	8,958	8,800	8,804	2.3%
IQN Holding Corp. (c) (h)	Software/Services	S+ 5.25% (10.38%), 5/2/2029	5,541	5,495	5,494	1.4%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,028	0.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (10.46%), 12/10/2027	1,050	1,050	1,031	0.3%
Knowledge Pro Buyer, Inc. (c)	Business Services	P+ 4.75% (12.75%), 12/10/2027	413	413	406	0.1%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	L+ 5.75% (10.46%), 12/10/2027	11,093	10,920	10,898	2.8%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	S+ 4.75% (9.72%), 3/20/2028	5,439	5,418	5,270	1.4%
Medical Management Resource Group, LLC (c)	Healthcare	L+ 5.75% (10.55%), 9/30/2026	241	241	238	0.1%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.58%), 9/30/2027	2,993	2,993	2,953	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.58%), 9/30/2027	7,249	7,134	7,151	1.9%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (11.34%), 7/29/2026	1,286	1,286	1,286	0.3%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.34%), 7/29/2026	21,340	21,021	21,340	5.6%
Monumental RSN, LLC (c) (h)	Media/Entertainment	S+ 6.00% (10.76%), 9/20/2027	13,295	13,176	13,428	3.5%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (10.51%), 10/19/2027	6,507	6,405	6,392	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.75%), 4/6/2026	235	$235	$235	0.1%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (10.65%), 4/5/2027	11,264	11,010	11,264	2.9%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (10.65%), 4/5/2027	2,437	2,437	2,437	0.6%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (10.57%), 4/5/2027	835	821	835	0.2%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.78%), 4/6/2027	7,499	7,387	7,156	1.9%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.78%), 4/6/2027	2,680	2,637	2,558	0.7%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.78%), 4/6/2027	319	319	304	0.1%
Point Broadband Acquisition, LLC (c)	Telecom	S+ 6.00% (10.88%), 10/2/2028	3,219	3,219	3,219	0.8%
Point Broadband Acquisition, LLC (c) (h)	Telecom	S+ 6.00% (10.88%), 10/2/2028	8,685	8,500	8,685	2.3%
Relativity Oda, LLC (c) (h)	Software/Services	L+ 7.50% (12.35%) PIK, 5/12/2027	2,265	2,228	2,191	0.6%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (12.75%), 10/19/2027	3,627	3,627	3,568	0.9%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+ 5.75% (10.87%), 10/19/2027	3,322	3,272	3,268	0.8%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.55%), 10/30/2026	115	115	115	0.0%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.54%), 10/30/2026	1,033	1,033	1,033	0.3%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (10.55%), 10/30/2026	6,831	6,826	6,831	1.8%
Safe Fleet Holdings, LLC (c) (h)	Industrials	S+ 5.00% (9.86%), 2/23/2029	6,022	5,855	5,842	1.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (10.94%), 11/18/2027	16,673	16,382	16,673	4.4%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (10.94%), 11/18/2027	14,855	14,614	14,855	3.9%
SCIH Salt Holdings, Inc. (h)	Industrials	L+ 4.00% (8.83%), 3/16/2027	1,096	1,092	1,067	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services	S+ 5.75% (10.75%), 12/8/2028	4,989	4,898	4,901	1.3%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (10.20%), 10/1/2027	15,926	15,664	15,660	4.1%
Simplifi Holdings, Inc. (c)	Media/Entertainment	P+ 4.50% (12.50%), 10/1/2026	860	860	846	0.2%
SitusAMC Holdings Corp. (c) (h)	Financials	L+ 5.50% (10.66%), 12/22/2027	6,754	6,703	6,754	1.8%
Skillsoft Corp. (a) (h)	Technology	S+ 5.25% (10.10%), 7/14/2028	589	582	496	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (10.34%), 12/30/2026	4,897	4,853	4,897	1.3%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (10.77%), 6/16/2027	114	114	112	0.0%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (10.91%), 6/16/2028	3,854	3,802	3,797	1.0%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.45%), 12/1/2027	132	132	130	0.0%
The NPD Group, LP (c) (h)	Business Services	S+ 6.25% (10.95%) 2.75% PIK, 12/1/2028	16,861	16,561	16,559	4.3%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (8.78%), 5/18/2028	1,806	1,801	1,806	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tivity Health, Inc. (c) (h)	Healthcare	S+ 6.00% (10.90%), 6/28/2029	32,021	$31,281	$31,310	8.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.35%), 6/29/2027	1,651	1,650	1,626	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.18%), 6/29/2027	8,788	8,660	8,656	2.3%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (9.58%), 5/5/2028	534	534	525	0.1%
Triple Lift, Inc. (c) (h)	Software/Services	S+ 5.50% (10.45%), 5/5/2028	11,904	11,715	11,702	3.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 6.00% (11.10%), 11/18/2027	2,176	2,176	2,154	0.6%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 6.50% (11.78%), 11/18/2027	573	573	568	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (10.91%), 11/18/2027	5,495	5,385	5,440	1.4%
US Salt Investors, LLC (c) (h)	Chemicals	L+ 5.50% (10.34%), 7/19/2028	8,554	8,413	8,394	2.2%
Vensure Employer Services, Inc. (c) (h)	Business Services	S+ 4.75% (9.55%), 4/1/2027	4,772	4,747	4,772	1.2%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+ 5.75% (10.52%), 6/1/2029	7,219	7,086	7,092	1.8%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (10.57%), 7/1/2028	145	145	143	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare	S+ 5.75% (10.58%), 7/1/2028	8,418	8,287	8,290	2.2%
Westwood Professional Services, Inc. (c)	Business Services	S+ 6.00% (10.91%), 5/26/2026	433	433	433	0.1%
Westwood Professional Services, Inc. (c) (h)	Business Services	S+ 6.00% (10.91%), 5/26/2026	3,670	3,619	3,670	1.0%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	3,043	3,043	2,560	0.7%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2026	1,816	1,816	1,607	0.4%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	12,522	12,313	10,533	2.8%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.25% (10.40%), 7/16/2028	13,396	13,181	13,396	3.5%
Zendesk, Inc. (c) (m)	Software/Services	S+ 7.00% (11.88%) 3.50% PIK, 11/22/2028	21,216	20,812	20,817	5.4%
Subtotal Senior Secured First Lien Debt				$671,338	$667,938	174.6%

Senior Secured Second Lien Debt - 14.0% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+ 7.25% (12.09%), 6/11/2029	6,010	$5,950	$5,746	1.5%
Asp Ls Acquisition Corp. (c) (h)	Transportation	L+ 7.50% (12.66%), 5/7/2029	4,275	4,265	3,533	0.9%
Corelogic, Inc. (h)	Business Services	L+ 6.50% (11.38%), 6/4/2029	4,645	4,603	3,417	0.9%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+ 6.50% (11.31%), 8/2/2029	6,080	6,040	5,885	1.5%
Proofpoint, Inc. (c) (h)	Software/Services	L+ 6.25% (11.09%), 8/31/2029	3,380	3,367	3,234	0.8%
RealPage, Inc. (c) (h)	Software/Services	L+ 6.50% (11.34%), 4/23/2029	5,445	5,377	5,214	1.4%
Tecta America Corp. (c) (h)	Industrials	S+ 8.50% (13.42%), 4/9/2029	2,155	2,104	2,110	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.53%), 5/18/2029	1,947	1,936	1,947	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
TRC Cos, Inc. (c) (h)	Industrials	L+ 6.75% (11.59%), 12/7/2029	7,045	$6,986	$6,742	1.8%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (11.34%), 5/14/2029	2,449	2,427	2,361	0.6%
Victory Buyer, LLC (c) (h)	Industrials	L+ 7.00% (11.78%), 11/19/2029	14,304	14,185	13,274	3.5%
Subtotal Senior Secured Second Lien Debt				$57,240	$53,463	14.0%

Subordinated Debt- 8.4% (b)
Post Road Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (12.54%), 12/31/2028	7,543	$7,543	$7,543	2.0%
Post Road Equipment Finance, LLC (c) (k) (n)	Financials	L+ 7.75% (12.54%), 12/31/2028	24,500	24,429	24,500	6.4%
Subtotal Subordinated Debt				$31,972	$32,043	8.4%

Equity/Other - 8.9% (b) (d)
Center Phase Energy, LLC (c) (i)	Utilities		1,680	$1,680	$1,742	0.5%
Jakks Pacific, Inc. (c)	Consumer		783	20	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,549	0.4%
Post Road Equipment Finance, LLC (c) (i) (k)	Financials		29,908,561	30,777	30,742	8.0%
Subtotal Equity/Other				$33,637	$34,149	8.9%

Total Investments- 205.9% (b)				$794,187	$787,593	205.9%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At March 31, 2023, qualifying assets represent 97.6% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of March 31, 2023.
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
(e)    Non-income producing at March 31, 2023.
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
(i)    Investments are held in the taxable wholly owned, consolidated subsidiary, FBCC EEF Holdings LLC.
(j)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2023
(Unaudited)

(l)    Unless otherwise indicated, all securities are restricted securities.

(m)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.23 basis points per day with Macquarie US Trading LLC, dated March 3, 2023 due April 17, 2023.

(n)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.22 basis points per day with Macquarie US Trading LLC, dated March 16, 2023 due May 15, 2023.

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2023:

	At March 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$186,799	23.7%
Software/Services	117,394	14.9%
Business Services	112,398	14.3%
Financials	111,831	14.2%
Industrials	68,404	8.7%
Media/Entertainment	57,184	7.3%
Utilities	32,082	4.1%
Food & Beverage	26,679	3.4%
Consumer	23,527	3.0%
Paper & Packaging	17,718	2.2%
Chemicals	16,095	2.0%
Telecom	13,453	1.7%
Transportation	3,533	0.4%
Technology	496	0.1%
Total	$787,593	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 178.0% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (11.85%), 3/4/2027	4,183	$4,120	$4,247	1.1%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+ 6.00% (10.73%), 7/1/2027	19,502	19,197	19,209	5.2%
Acrisure, LLC (h)	Financials	L+ 4.25% (8.63%), 2/15/2027	4,582	4,552	4,425	1.2%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.43%), 5/7/2027	5,756	5,667	5,649	1.5%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.70%), 5/7/2027	1,180	1,180	1,158	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (10.92%), 10/2/2028	3,240	3,240	3,179	0.9%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (10.92%), 10/2/2028	2,895	2,839	2,840	0.8%
American Rock Salt Company, LLC (h)	Chemicals	L+ 4.00% (8.38%), 6/9/2028	2,039	2,034	1,912	0.5%
Armada Parent, Inc. (c) (h)	Industrials	L+ 5.75% (10.13%), 10/29/2027	1,016	1,016	1,000	0.3%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75%, (10.13%), 10/29/2027	20,162	19,818	19,838	5.3%
Avalara, Inc. (c) (h)	Software/Services	S+ 7.25% (11.83%), 10/19/2028	19,896	19,409	19,415	5.2%
Aveanna Healthcare, LLC (h)	Healthcare	L+ 3.75% (7.77%), 7/17/2028	5,961	5,937	4,560	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.38%), 4.00% PIK 6/18/2027	4,356	4,356	4,299	1.2%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	11,270	11,052	11,028	3.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.38%), 4.00% PIK 6/18/2027	11,916	11,715	11,760	3.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	786	786	759	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	1,547	1,547	1,495	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	9,286	9,100	8,969	2.4%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.99%), 12/30/2026	1,559	1,559	1,506	0.4%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (11.98%), 6/23/2027	11,809	11,591	11,597	3.1%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	7,554	7,417	7,554	2.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	2,628	2,628	2,628	0.7%
Communication Technology Intermediate, LLC (c)	Business Services	L+ 5.50% (9.88%), 5/5/2027	86	86	86	0.0%
Community Brands ParentCo, LLC (c) (h)	Software/Services	S+ 5.75% (10.17%), 2/24/2028	9,152	8,987	8,987	2.4%
Coronis Health, LLC (c) (h)	Healthcare	S+ 6.25% (10.57%), 7/27/2029	24,299	23,809	23,833	6.4%
Division Holding Corp. (h)	Business Services	L+ 4.75% (9.13%), 5/27/2028	3,742	3,709	3,643	1.0%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (8.88%), 4/14/2028	217	217	215	0.1%
Eliassen Group, LLC (c) (h)	Business Services	S+ 5.50%, (10.08%), 4/14/2028	5,738	5,685	5,687	1.5%
Faraday Buyer, LLC (c) (h)	Utilities	S+ 7.00% (11.32%), 10/11/2028	12,902	12,521	12,529	3.4%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.18%), 9/13/2027	9,658	$9,496	$9,658	2.6%
FGT Purchaser, LLC (c)	Consumer	L+ 5.50% (10.18%), 9/13/2027	371	371	371	0.1%
First Eagle Holdings, Inc. (c) (h)	Financials	S+ 6.50% (10.73%), 3/1/2027	13,860	13,471	13,483	3.6%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+ 5.00% (9.38%), 10/18/2028	12,633	12,413	11,938	3.2%
FR Flow Control Luxco 1 Sarl (c) (h)	Industrials	S+ 5.50% (9.94%), 6/28/2026	4,462	4,422	4,462	1.2%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (9.98%), 9/29/2028	13,541	13,355	13,304	3.6%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+ 5.25% (9.57%), 5/18/2029	11,523	11,332	11,340	3.0%
Gordian Medical, Inc. (c) (h)	Healthcare	L+ 6.25% (10.98%), 1/31/2027	4,405	4,314	4,057	1.1%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities	L+ 6.00% (10.73%), 11/12/2026	4,618	4,543	4,618	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	8,018	7,880	7,945	2.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	145	143	143	0.0%
IG Investments Holdings, LLC (c)	Business Services	L+ 6.00% (10.39%), 9/22/2027	253	253	250	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	8,981	8,814	8,819	2.4%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	256	256	251	0.1%
IQN Holding Corp. (c)	Software/Services	S+ 5.50% (9.68%), 5/2/2029	95	95	94	0.0%
IQN Holding Corp. (c) (h)	Software/Services	P+ 4.50% (12.00%), 5/2/2029	5,460	5,410	5,412	1.5%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	1,955	0.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (10.04%), 12/10/2027	1,052	1,052	1,034	0.3%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	L+ 5.75% (10.04%), 12/10/2027	11,121	10,936	10,926	2.9%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+ 4.75% (8.92%), 3/20/2028	5,452	5,431	5,153	1.4%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (9.83%), 9/30/2027	3,001	3,001	2,960	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.17%), 9/30/2027	7,267	7,147	7,169	1.9%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (10.88%), 7/29/2026	21,394	21,054	21,394	5.8%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (10.57%), 7/29/2026	1,286	1,286	1,286	0.3%
Monumental RSN, LLC (c) (h)	Media/Entertainment	S+ 6.00% (10.32%), 9/20/2027	13,645	13,512	13,781	3.7%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (10.09%), 10/19/2027	6,524	6,414	6,408	1.7%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (8.38%), 4/5/2027	11,293	11,029	11,293	3.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (9.67%), 4/5/2027	2,443	2,443	2,443	0.7%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.67%), 4/6/2026	185	185	185	0.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (8.69%), 4/5/2027	837	822	837	0.2%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (11.83%), 4/6/2027	7,499	7,380	7,375	2.0%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	2,680	2,635	2,636	0.7%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pluralsight, LLC (c)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	319	$319	$314	0.1%
Point Broadband Acquisition, LLC (c)	Telecom	L+ 6.00% (10.56%), 10/2/2028	1,733	1,733	1,697	0.5%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+ 6.00% (9.75%), 10/2/2028	8,707	8,514	8,529	2.3%
Relativity Oda, LLC (c) (h)	Software/Services	L+ 7.50% (11.89%) PIK, 5/12/2027	2,241	2,202	2,168	0.6%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+ 5.75% (10.87%), 10/19/2027	3,330	3,277	3,276	0.9%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (12.25%), 10/19/2027	2,921	2,921	2,873	0.8%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.23%), 10/30/2026	638	638	638	0.2%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (10.23%), 10/30/2026	6,850	6,844	6,850	1.8%
Safe Fleet Holdings, LLC (c) (h)	Industrials	S+ 5.00% (9.12%), 2/23/2029	6,038	5,863	5,856	1.6%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (9.29%), 11/18/2027	16,715	16,405	16,715	4.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (10.77%), 11/18/2027	14,893	14,631	14,893	4.0%
SCIH Salt Holdings, Inc. (h)	Industrials	L+ 4.00% (8.42%), 3/16/2027	1,099	1,095	1,066	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services	L+ 5.75% (10.48%), 12/8/2028	5,001	4,906	4,914	1.3%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (9.25%), 10/1/2027	15,967	15,694	15,700	4.2%
SitusAMC Holdings Corp. (c) (h)	Financials	L+ 5.75% (9.42%), 12/22/2027	6,771	6,714	6,771	1.8%
Skillsoft Corp. (h)	Technology	S+ 5.25% (9.58%), 7/14/2028	591	583	490	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (9.57%), 12/30/2026	4,910	4,866	4,910	1.3%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (10.48%), 6/16/2028	3,864	3,809	3,806	1.0%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (10.49%), 6/16/2027	124	124	123	0.0%
Tecta America Corp. (h)	Industrials	S+ 4.25% (8.69%), 4/10/2028	3,861	3,830	3,697	1.0%
The NPD Group, LP (c) (h)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2028	16,786	16,466	16,472	4.4%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2027	113	113	111	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (8.35%), 5/18/2028	1,811	1,805	1,811	0.5%
Tivity Health, Inc. (c) (h)	Healthcare	S+ 6.00% (10.58%), 6/28/2029	32,102	31,346	31,357	8.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.40%), 6/29/2027	1,651	1,651	1,626	0.5%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.18%), 6/29/2027	8,788	8,653	8,656	2.3%
Triple Lift, Inc. (c) (h)	Software/Services	S+ 5.50% (10.45%), 5/5/2028	11,934	11,734	11,731	3.1%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (9.58%), 5/5/2028	534	534	525	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 5.50% (10.72%), 11/18/2027	1,591	1,591	1,575	0.4%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (10.68%), 11/18/2027	5,495	5,385	5,440	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Salt Investors, LLC (c) (h)	Chemicals	L+ 5.50% (9.17%), 7/19/2028	8,575	$8,429	$8,415	2.3%
Vensure Employer Services, Inc. (c) (h)	Business Services	S+ 4.75% (8.71%), 4/1/2027	4,784	4,757	4,784	1.3%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+ 5.75% (10.69%), 6/1/2029	7,238	7,101	7,105	1.9%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	109	109	107	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	8,440	8,300	8,305	2.2%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (9.75%), 5/26/2026	433	433	433	0.1%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+ 6.00% (9.75%), 5/26/2026	3,679	3,624	3,679	1.0%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	12,554	12,340	11,181	3.0%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	3,051	3,051	2,717	0.7%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.48%), 6/22/2026	715	715	654	0.2%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.25% (10.40%), 7/16/2028	13,430	13,204	13,218	3.6%
Zendesk, Inc. (c) (l)	Software/Services	S+ 6.50% (11.04%) 3.50% PIK, 11/22/2028	21,216	20,792	20,800	5.6%
Subtotal Senior Secured First Lien Debt				$666,045	$662,975	178.0%

Senior Secured Second Lien Debt - 14.5% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+ 7.25% (11.63%), 6/11/2029	6,010	$5,950	$5,746	1.5%
Asp Ls Acquisition Corp. (c) (h)	Transportation	L+ 7.50% (12.23%), 5/7/2029	4,275	4,263	3,533	0.9%
Corelogic, Inc. (c) (h)	Business Services	L+ 6.50% (10.94%), 6/4/2029	4,645	4,603	3,976	1.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+ 6.50% (10.25%), 8/2/2029	6,080	6,037	5,885	1.6%
Proofpoint, Inc. (h)	Software/Services	L+ 6.25% (10.99%), 8/31/2029	3,380	3,367	3,234	0.9%
RealPage, Inc. (h)	Software/Services	L+ 6.50% (10.88%), 4/23/2029	5,445	5,374	5,214	1.4%
Tecta America Corp. (c) (h)	Industrials	S+ 8.50% (12.94%), 4/9/2029	2,155	2,104	2,110	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.10%), 5/18/2029	1,947	1,935	1,947	0.5%
TRC Cos, Inc. (c) (h)	Industrials	L+ 6.75% (11.13%), 12/7/2029	7,045	6,980	6,742	1.8%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (10.57%), 5/14/2029	2,449	2,426	2,361	0.6%
Victory Buyer, LLC (c) (h)	Industrials	L+ 7.00% (11.35%), 11/19/2029	14,304	14,174	13,274	3.6%
Subtotal Senior Secured Second Lien Debt				$57,213	$54,022	14.5%

Subordinated Debt- 8.5% (b)
Post Road Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (11.94%), 12/31/2028	6,914	$6,914	$6,914	1.9%
Post Road Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (11.94%), 12/31/2028	24,500	24,422	24,500	6.6%
Subtotal Subordinated Debt				$31,336	$31,414	8.5%

Equity/Other - 9.1% (b) (d)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Center Phase Energy, LLC (c) (i)	Utilities		1,680	$1,680	$1,742	0.5%
Jakks Pacific, Inc. (c)	Consumer		783	18	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,369	0.4%
Post Road Equipment Finance, LLC (c) (i) (k)	Financials		29,908,561	30,777	30,742	8.2%
Subtotal Equity/Other				$33,635	$33,969	9.1%

Total Investments- 210.1% (b)				$788,229	$782,380	210.1%

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
(i)    Investments are held in the taxable wholly owned, consolidated subsidiary, FBCC EEF Holdings LLC.
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
For the period ended March 31, 2023
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
For the period ended March 31, 2023
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
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to makes estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly owned subsidiaries in its consolidated financial statements.
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
For the period ended March 31, 2023
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
For the period ended March 31, 2023
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2023 and 2022, respectively, there were no reimbursements from the Adviser.

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
For the period ended March 31, 2023
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
For the period ended March 31, 2023
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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2023 and December 31, 2022, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2023 and December 31, 2022 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2023
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of March 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$14,153	$653,785	$667,938
Senior Secured Second Lien Debt	—	3,417	50,046	53,463
Subordinated Debt	—	—	32,043	32,043
Equity/Other	—	—	34,149	34,149
Total	$—	$17,570	$770,023	$787,593
The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$26,901	$636,074	$662,975
Senior Secured Second Lien Debt	—	8,447	45,575	54,022
Subordinated Debt	—	—	31,414	31,414
Equity/Other	—	—	33,969	33,969
Total	$—	$35,348	$747,032	$782,380

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2023	$636,074	$45,575	$31,414	$33,969	$747,032
Purchases and other adjustments to cost	18,811	27	636	1	19,475
Sales and repayments	(5,128)	—	—	—	(5,128)
Net realized gain (loss)	23	—	—	—	23
Transfers in	5,153	8,447	—	—	13,600
Transfers out	—	(3,976)	—	—	(3,976)
Net change in unrealized appreciation (depreciation) on investments	(1,148)	(27)	(7)	179	(1,003)
Balance as of March 31, 2023	$653,785	$50,046	$32,043	$34,149	$770,023
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:	$(1,151)	$(27)	$(7)	$179	$(1,006)
For the three months ended March 31, 2023, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2023, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2022	$358,083	$42,360	$24,412	$31,813	$456,668
Purchases and other adjustments to cost	317,946	3,941	6,924	1,891	330,702
Sales and repayments	(54,420)	—	—	35	(54,385)
Net realized gain (loss)	426	—	—	—	426
Transfers in	21,533	11,641	—	—	33,174
Transfers out	(5,508)	(9,170)	—	—	(14,678)
Net change in unrealized appreciation (depreciation) on investments	(1,986)	(3,197)	78	230	(4,875)
Balance as of December 31, 2022	$636,074	$45,575	$31,414	$33,969	$747,032
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:	$(1,978)	$(3,197)	$78	$230	$(4,867)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The composition of the Company’s investments as of March 31, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$671,338	$667,938	84.8%
Senior Secured Second Lien Debt	57,240	53,463	6.8
Subordinated Debt	31,972	32,043	4.1
Equity/Other	33,637	34,149	4.3
Total	$794,187	$787,593	100.0%
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$666,045	$662,975	84.8%
Senior Secured Second Lien Debt	57,213	54,022	6.9
Subordinated Debt	31,336	31,414	4.0
Equity/Other	33,635	33,969	4.3
Total	$788,229	$782,380	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$653,785	Yield Analysis	Market Yield	8.74%	14.14%	10.45%
Senior Secured Second Lien Debt	50,046	Yield Analysis	Market Yield	11.42%	20.10%	14.21%
Subordinated Debt	32,043	Waterfall Analysis	Tangible Net Asset Value Multiple	1.85x	1.85x	1.85x
Equity/Other (b)	30,742	Waterfall Analysis	Tangible Net Asset Value Multiple	1.85x	1.85x	1.85x
Equity/Other	3,291	Waterfall Analysis	EBITDA Multiple	11.86x	22.50x	16.87x
Equity/Other (b)	116	Yield Analysis	Market Yield	13.25%	13.25%	13.25%
Total	$770,023
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$636,074	Yield Analysis	Market Yield	8.57%	13.33%	10.57%
Senior Secured Second Lien Debt	45,575	Yield Analysis	Market Yield	12.20%	19.80%	14.82%
Subordinated Debt	31,414	Waterfall Analysis	Tangible Net Asset Value Multiple	1.87x	1.87x	1.87x
Equity/Other (b)	30,742	Waterfall Analysis	Tangible Net Asset Value Multiple	1.87x	1.87x	1.87x
Equity/Other	3,111	Waterfall Analysis	EBITDA Multiple	14.25x	20.75x	17.11x
Equity/Other (b)	116	Yield Analysis	Market Yield	13.00%	13.00%	13.00%
Total	$747,032
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of March 31, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
Note 4 - Related Party Transactions
Investment Advisory Agreement
The Company entered into an Investment Advisory Agreement with the Adviser pursuant to which the Adviser, subject to the overall supervision of the Company’s Board of Directors, manages the day-to-day operations of, and provides investment advisory services to the Company. The Investment Advisory Agreement was approved by the Board of Directors and the sole stockholder for an initial two year term on September 23, 2020. The Board of Directors most recently renewed the Investment Advisory Agreement on January 30, 2023.
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
As of March 31, 2023 and December 31, 2022, $1.0 million and $1.0 million was payable to the Adviser for Management Fees, respectively.
For the three months ended March 31, 2023 and 2022, the Company incurred $1.0 million and $0.7 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended March 31, 2023
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three months ended March 31, 2023 and 2022, the Company incurred $1.8 million and $0.8 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
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
For the three months ended March 31, 2023 and 2022, the Company accrued $0 and $(0.1) million, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of March 31, 2023 and December 31, 2022, $0.3 million and $0.8 million was payable to BSP under the Administration Agreement, respectively.
For the three months ended March 31, 2023 and 2022, the Company incurred $0.3 million and $0.2 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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
For the period ended March 31, 2023
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
For the period ended March 31, 2023
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

Prior to the First Amendment, the MS Subscription Facility bore interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR (as defined in the MS Subscription Facility) for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Subscription Facility. Subsequent to the First Amendment, the MS Subscription Facility bore interest at a rate of: (i) with respect to Term SOFR Loans, Term SOFR with a one-month Interest Period plus 2.10% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 100 basis points (1.00%) per annum, (b) the Federal Funds Rate in effect on such day plus 0.50% plus 1.00% per annum and (c) except during any period of time during which Term SOFR is unavailable, Term SOFR for a one-month tenor in effect on such day plus without duplication, 100 basis points (1.00%) per annum plus 100 basis points (1.00%) per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the First Amendment to MS Subscription Facility. In addition, the Company was subject to an unused commitment fee of 0.30%.
The MS Subscription Facility was terminated on March 29, 2023.
The following table represents facility borrowings as of March 31, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$311,500	$(1,974)	$309,526
Total		$400,000	$311,500	$(1,974)	$309,526
The following table represents facility borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$356,500	$(2,222)	$354,278
MS Subscription Facility	4/21/2023	25,500	25,400	(98)	25,302
Total		$425,500	$381,900	$(2,320)	$379,580

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The weighted average annualized interest cost for all facility borrowings for the three months ended March 31, 2023 and 2022 was 7.43% and 2.48%, respectively. The average daily debt outstanding for facility borrowings for the three months ended March 31, 2023 and 2022 was $380.5 million and $264.1 million, respectively. The maximum debt outstanding for facility borrowings for the three months ended March 31, 2023 and 2022 was $381.9 million and $290.9 million, respectively.

Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2023 and for the year ended December 31, 2022, the Company had short-term borrowings outstanding of $35.5 million and $20.8 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $0.5 million and $0.2 million, respectively, in connection with short-term borrowings. For the three months ended March 31, 2023, the Company had an average outstanding balance of short-term borrowings of $23.4 million and bore interest at a weighted average rate of 0.02%. For the three months ended March 31, 2022, the Company had an average outstanding balance of short-term borrowings of $31.9 million and bore interest at a weighted average rate of 0.01%.

The following table represents interest and debt fees for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$6,409	$248	$353
MS Subscription Facility	(4)	0.30%	404	98	—
Short-term borrowings			464	—	—
Total			$7,277	$346	$353
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees, custody fees, and administrative agent fees.
(3) From January 1, 2022 through January 30, 2022, the MS Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. From January 31, 2022 through June 27, 2022 the MS Credit Facility transitioned the benchmark rate to Adjusted Term SOFR. Borrowings under the MS Credit Facility bore interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. From June 28, 2022 to March 31, 2023 MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.25%.
(4) From January 1, 2022 through April 19, 2022 the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through March 29, 2023 bore interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

The following table represents interest and debt fees for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	S+2.25%	0.50%	$1,369	$185	$116
MS Subscription Facility	L+2.00%	0.30%	271	57	—
Short-term borrowings			247	—	—
Total			$1,887	$242	$116
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
At March 31, 2023, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2023 and December 31, 2022, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of March 31, 2023	Fair Value as of March 31, 2023
MS Credit Facility	3	$311,500	$311,500
Total		$311,500	$311,500

	Level	Carrying Amount as of December 31, 2022	Fair Value as of December 31, 2022
MS Credit Facility	3	$356,500	$356,500
MS Subscription Facility	3	25,400	25,400
Total		$381,900	$381,900

Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2023, the Company had unfunded commitments on delayed draw term loans of $45.5 million, and unfunded commitments on revolver term loans of $42.9 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $56.1 million, and unfunded commitments on revolver term loans of $47.5 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
As of March 31, 2023, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,510	$333
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	1,246	1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,781	1,175
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,032	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,766	366
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,192	4,408
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,559	364
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	4,945
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	645
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Coronis Health, LLC	Senior Secured First Lien Debt	Revolver	1,968	1,968
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,452	1,235
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,260	1,260
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	595
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	125	125
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	676
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,501	4,648
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	1,650
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,163	1,163
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,288	1,238
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	734
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	362
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,143
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver	1,590	1,590
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,905
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	506
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	319
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,659	440
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	3,457

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	$196	$196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,350	723
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,143	1,028
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	860
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	145
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	811
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,350
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,896	1,323
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,448	1,448
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	942
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,878	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	5
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$133,228	$88,445

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
As of December 31, 2022, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,513	$333
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	1,246	1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,793	2,552
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,034	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,722	366
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,194	4,408
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Coronis Health, LLC	Senior Secured First Lien Debt	Revolver	1,968	1,968
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,452	1,235
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,260	1,260
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	605
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	125	125
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,503	5,503
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	379
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,841	3,841
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,258	1,163
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,290	1,238
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	1,147
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,143
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver	1,590	1,590
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,905
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	556
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	319
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,663	1,930

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	$11,000	$4,086
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,357	1,437
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,179	1,541
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	135
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	830
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,350
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	585
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,896	1,896
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,448	1,448
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	978
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,886	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,106
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$138,815	$103,592
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
For the period ended March 31, 2023
(Unaudited)

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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of March 31, 2023 and as of December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$591,204	$218,256	$586,156	$221,281
Series A Preferred Stock	77,500	—	77,500	41,354
Total	$668,704	$218,256	$663,656	$262,635
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the three months ended March 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the three months ended March 31, 2023
March 27, 2023	532,871	$8,073
Total Capital Drawdowns	532,871	$8,073
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
May 27, 2022	1,653,439	$25,000
July 15, 2022	2,621,233	40,000
September 28, 2022	3,289,476	50,000
November 23, 2022	1,256,895	18,854
Total Capital Drawdowns	8,821,043	$133,854
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock three months ended March 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the three months ended March 31, 2023
March 27, 2023	41,353	$41,291
Total Capital Drawdowns	41,353	$41,291
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
April 7, 2022	5,000	$4,993
July 15, 2022	10,000	9,985
November 23, 2022	16,147	16,123
Total Capital Drawdowns	31,147	$31,101
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2022	24,609,132	$25	$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—	—	12,061	12,061
Net realized gain (loss) from investment transactions	—	—	—	(161)	(161)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,261)	(1,261)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,023)	(1,023)
Distributions to common stockholders	—	—	—	(10,584)	(10,584)
Issuance of common stock, net of issuance costs	532,871	1	8,072	—	8,073
Reinvested dividends	197,903	—	2,994	—	2,994
Balance as of March 31, 2023	25,339,906	$26	$386,623	$(4,132)	$382,517

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2021	15,260,764	$15	$231,200	$4,758	$235,973
Net investment income (loss)	—	—	—	5,455	5,455
Net realized gain (loss) from investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(634)	(634)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	0(1)	0(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(97)	(97)
Distributions to common stockholders	—	—	—	(4,575)	(4,575)
Issuance of common stock, net of issuance costs	—	—	—	—	—
Reinvested dividends	99,702	—	1,534	—	1,534
Balance as of March 31, 2022	15,360,466	$15	$232,734	$4,919	$237,668
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

The following table reflects the Common Stock activity for the three months ended March 31, 2023:

	Shares	Value
Shares Sold	532,871	$8,073
Shares Issued through DRIP	197,903	2,994
	730,774	$11,067
The following table reflects the Common Stock activity for the year ended December 31, 2022:

	Shares	Value
Shares Sold	8,821,043	$133,854
Shares Issued through DRIP	527,325	8,073
	9,348,368	$141,927

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of March 31, 2023, the Company has received total Preferred Capital Commitments of $77.5 million, which has and will continue to call from time to time. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of March 31, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 36,147 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of March 31, 2023 and December 31, 2022, a liquidity event had not commenced.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	3
Ending Balance, March 31, 2023	77,500	$77,384
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	0 (1)
Ending Balance, March 31, 2022	5,000	$4,992
(1) Less than $1.
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
Numerator	2023	2022
Net increase (decrease) in net assets resulting from operations	$10,639	$4,833
Less: cumulative preferred stock dividends	(2,197)	(253)
Less: changes in carrying value of redeemable securities	(3)	0 (1)
Numerator for EPS - income available to common stockholders	$8,439	$4,580

Denominator
Weighted average common shares outstanding	24,648,293	15,306,182
Basic and diluted earnings per share	$0.34	$0.30
—–—–—–—–—–
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
Note 12 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$0.30

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$28.31

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the three months ended March 31, 2022:

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
For the period ended March 31, 2023
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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2022, and 2021 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.

As of March 31, 2023, the Company's domestic subsidiary had a cumulative net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $5.2 million and a deferred tax liability of $(6.5) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of March 31, 2023, deferred tax assets have been offset by valuation allowances of $0.5 million.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
Note 14 - Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Per share data:
Net asset value attributable to common stock, beginning of period	$15.13	$15.46

Results of operations (1)
Net investment income (loss)	0.49	0.36
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.06)	(0.04)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.43	0.32

Accretion to redemption value of Series A redeemable convertible preferred stock (1)(9)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.04)	(0.01)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.39	0.31

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.43)	(0.30)
Net decrease in net assets resulting from stockholder distributions	(0.43)	(0.30)

Other (3)	0.01	—
Net asset value attributable to common stock, end of period	$15.10	$15.47

Common shares outstanding at end of period	25,339,906	15,360,466
Total return (4)	2.61%	2.03%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$382,517	$237,668
Ratio of net investment income to average net assets attributable to common stock (5)	12.96%	9.34%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	11.61%	7.42%
Ratio of net expenses to average net assets attributable to common stock (5)(7)	11.13%	7.12%
Portfolio turnover rate (8)	1.70%	0.83%
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
For the period ended March 31, 2023
(Unaudited)
(7) Ratio of net expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets attributable to common stock.
(8) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(9) Rounds to less than $0.01 per share.
Note 15 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the three months ended March 31, 2023:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2023
Control Investments
Post Road Equipment Finance, LLC (2)	Equity/Other	$675	$30,742	$—	$—	$—	$—	$30,742
Post Road Equipment Finance, LLC (2)	Subordinated Debt	217	6,914	629	—	—	—	7,543
Post Road Equipment Finance, LLC (2)	Subordinated Debt	768	24,500	7	—	—	(7)	24,500
Total Control Investments		$1,660	$62,156	$636	$—	$—	$(7)	$62,785
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)
The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2022:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at December 31, 2022
Control Investments
Post Road Equipment Finance, LLC (2)	Equity/Other	$2,698	$30,742	$—	$35	$—	$(35)	$30,742
Post Road Equipment Finance, LLC (2)	Subordinated Debt	409	—	6,914	—	—	—	6,914
Post Road Equipment Finance, LLC (2)	Subordinated Debt	2,493	24,412	10	—	—	78	24,500
Total Control Investments		$5,600	$55,154	$6,924	$35	$—	$43	$62,156

Affiliate Investments
Jakks Pacific, Inc. (2) (3)	Equity/Other	$4	$116	$5	$(121)	$—	$—	$—
Total Affiliate Investments		$4	$116	$5	$(121)	$—	$—	$—
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

On April 27, 2023, the Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on May 5, 2023 to stockholders of record as of April 27, 2023.

On April 27, 2023, the Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which is payable on May 5, 2023 to stockholders of record as of April 27, 2023.

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
•the impact that the discontinuation of London Interbank Offered Rate (“LIBOR”) and the transition to new reference rates could have on the value of any LIBOR-indexed portfolio investments we may hold and the cost of borrowing under any credit facilities we may enter into;
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2023, 91.6% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing (“Initial Closing”) of capital commitments (“Capital Commitments”) to purchase shares of our common stock (“Common Stock”) to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of March 31, 2023, investors had made aggregate Capital Commitments to purchase Common Stock of $591.2 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our board of directors (“Board of Directors”) has extended such that it currently will end December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock (the “Series A Preferred Stock”). On the same day, we entered into the preferred subscription agreements (the “Preferred Subscription Agreements”) with certain investors, pursuant to which investors made new preferred capital commitments (“Preferred Capital Commitments") to purchase shares of our Series A Preferred Stock. As of March 31, 2023, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At March 31, 2023:
Investment Portfolio	$787,593
Net assets attributable to common stock	382,517
Debt (net of deferred financing costs)	309,526
Short-term borrowings	35,492
Net asset value per share attributable to common stock	15.10

Portfolio Activity for the Three Months Ended March 31, 2023:
Purchases during the year	18,628
Sales, repayments, and other exits during the year	13,366
Number of portfolio companies at end of year	74

Operating Results for the Three Months Ended March 31, 2023:
Net investment income (loss) per share - basic	0.49
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.43
Net investment income (loss)	12,061
Net realized and unrealized gain (loss)	(1,422)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	9,613
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

During the three months ended March 31, 2023, we made $18.6 million of investments in new portfolio companies and had $13.4 million in aggregate amount of sales and repayments, resulting in net investments of $5.3 million for the period. The total portfolio of debt investments at fair value consisted of 98.3% bearing variable interest rates and 1.7% bearing fixed interest rates.
Our portfolio composition, based on fair value at March 31, 2023 was as follows:

	March 31, 2023
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	84.8%	11.4%
Senior Secured Second Lien Debt	6.8	12.8
Subordinated Debt	4.1	12.6
Debt Subtotal	95.7%	11.5%
Equity/Other	4.3	8.3
Total	100.0%	11.4%
(1) As of March 31, 2023, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 4.1% and 3.9% of our total portfolio, respectively. Post Road’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Post Road as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of March 31, 2023 would be as follows:

March 31, 2023
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.8%
Senior Secured Second Lien Debt	6.8
Senior Secured - Subtotal	99.6%
Equity/Other	0.4
Total	100.0%
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
(1) As of December 31, 2022, we held investments in Post Road Equipment Finance, LLC consisting of subordinated debt and equity, which represented 4.0% and 3.9% of our total portfolio, respectively. Post Road’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Post Road as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of December 31, 2022 would be as follows:

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
The weighted average risk rating of our investments based on fair value was 2.1 and 2.1 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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

Our operating results for the three months ended March 31, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Total investment income	$22,424	$9,611
Expenses, net of incentive fee waiver	10,155	3,833
Income tax expense, including excise tax	208	323
Net investment income (loss)	$12,061	$5,455

Investment Income
For the three months ended March 31, 2023, total investment income was $22.4 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $785.0 million and a weighted average current yield of 11.4%. Included within total investment income was $0.3 million of fee income for the three months ended March 31, 2023. Fee income consists primarily of commitment fees. For the three months ended March 31, 2022, total investment income was $9.6 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $532.2 million and a weighted average current yield of 7.3%. Included within total investment income was $0.2 million of fee income for the three months ended March 31, 2022. Fee income consists primarily of commitment fees. The increase in investment income from the three months ended March 31, 2022 to the three months ended March 31, 2023 was primarily driven by our deployment of capital and increasing invested balance as well as the rising rate environment.
Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Management fees	$1,004	$680
Incentive fee on income	1,809	818
Incentive fee on capital gains	—	(93)
Interest and debt fees	7,976	2,245
Professional fees	512	409
Other general and administrative	456	283
Amortization of offering costs	—	13
Administrative services	58	47
Directors' fees	149	156
Incentive fee waiver	(1,809)	(725)
Expenses, net of incentive fee waiver	$10,155	$3,833
Interest and debt fees
For the three months ended March 31, 2023 and 2022, we incurred interest and debt fees of $8.0 million and $2.2 million, respectively. The increase in interest and debt fees from the three months ended March 31, 2022 to the three months ended March 31, 2023 was primarily driven by the increase in our average daily borrowings, and rising rate environment.

Management Fees

For the three months ended March 31, 2023 and 2022, we incurred management fees of $1.0 million and $0.7 million, respectively. The increase in management fees from the three months ended March 31, 2022 to the three months ended March 31, 2023 was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

For the three months ended March 31, 2023 and 2022, we incurred professional fees and other general and administrative expenses of $1.0 million and $0.7 million, respectively. The increase in professional fees and other general and administrative expenses from the three months ended March 31, 2022 to the three months ended March 31, 2023 was primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Net realized gain (loss)
Non-affiliate investments	$(161)	$12
Total net realized gain (loss)	$(161)	$12

Net change in unrealized appreciation (depreciation) on investments
Control investments	$(7)	$78
Affiliate Investments	$—	$1
Non-affiliate investments	$(739)	$(713)
Net change in deferred taxes	$(515)	$—
Total net change in unrealized appreciation (depreciation) on investments	$(1,261)	$(634)
Net realized and unrealized gain (loss)	$(1,422)	$(622)
The net realized and unrealized loss for the three months ended March 31, 2023 was primarily driven by unrealized losses on senior secured investments.

The net realized and unrealized gain for the three months ended March 31, 2022 was primarily driven by unrealized losses on senior secured investments.

Recent Developments

On April 27, 2023, the Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on May 5, 2023 to stockholders of record as of April 27, 2023.

On April 27, 2023, the Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which is payable on May 5, 2023 to stockholders of record as of April 27, 2023.

On May 10, 2023, the Company’s Board of Directors appointed Colleen Corwell as Chief Compliance Officer of the Company, effective as of the close of business on May 10, 2023, upon the resignation of Guy Talarico from such position. Mr. Talarico’s resignation is not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, practices or accounting matters.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of March 31, 2023, we had issued 25.3 million shares of our Common Stock for net proceeds of $384.8 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for net proceeds of $77.4 million. As of March 31, 2022, we had issued 15.4 million shares of our Common Stock for net proceeds of $233.3 million, including shares issued pursuant to the DRIP. We had also issued 5,000 shares of Series A Preferred Stock for net proceeds of $5.0 million.
As of March 31, 2023, we had $16.4 million of cash. For the three months ended March 31, 2023, net cash provided by operating activities was $5.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the three months ended March 31, 2023 was primarily a result of purchases of investments of $18.6 million, offset by sales and repayments of investments of $13.4 million. As of March 31, 2022, we had $9.5 million of cash. For the three months ended March 31, 2022, net cash used in operating activities was $39.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the three months ended March 31, 2022 was primarily a result of purchases of investments of $34.3 million, offset by sales and repayments of investments of $4.4 million.

Net cash used in financing activities of $14.8 million during the three months ended March 31, 2023 primarily related payments on debt of $70.4 million, repayments on short-term borrowings of $20.8 million, common stockholder distributions of $7.6 million, and preferred stockholder distributions of $1.0 million partially offset by proceeds from issuance of shares of common stock of $8.3 million, proceeds from issuance of shares of preferred stock of $41.3 million and proceeds from short-term borrowings of $35.5 million. Net cash provided by financing activities of $35.7 million during the three months ended March 31, 2022 primarily related to proceeds from debt of $51.0 million, partially offset by repayments on short-term borrowings of $20.2 million, payments on financing costs of $0.4 million and stockholder distributions of $3.1 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of March 31, 2023, we are party to the MS Credit Facility, which is defined in and described in more detail in Note 5 - Borrowings.
As of March 31, 2023, we had $88.5 million of availability under the MS Credit Facility (subject to borrowing base availability), and had approximately $218.3 million of uncalled capital commitments to purchase shares of our Common Stock. As of March 31, 2022, we had $59.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $416.6 million of uncalled capital commitments to purchase shares of our Common Stock and Series A Preferred Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Distributions declared	$10,584	$4,575
Distributions paid	$10,602	$4,575
Portion of distributions paid in cash	$7,608	$3,041
Portion of distributions paid in DRIP shares	$2,994	$1,534

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Distributions declared	$1,023	$97
Distributions paid	$1,023	$97
Portion of distributions paid in cash	$1,023	$97
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2023 and 2022, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2023 will be reported to stockholders shortly after the end of the calendar year 2023 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

Related Party Transactions and Agreements
Investment Advisory Agreement
We entered into an Investment Advisory Agreement, dated as of September 23, 2020, which was approved by our Board of Directors and our sole stockholder for an initial two year term, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours, including Franklin BSP Lending Corporation, a BDC advised by an affiliate of the Adviser. Affiliates of the Adviser also serve as investment adviser or sub-adviser to private funds and registered open-end funds, and as an investment adviser to a public real estate investment trust. The Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board of Directors most recently renewed the Investment Advisory Agreement on January 30, 2023.

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2023 and 2022, the Company incurred $0.3 million and $0.2 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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

Prior to the First Amendment, the MS Subscription Facility bore interest at a rate of: (i) with respect LIBOR Rate Loans, Adjusted LIBOR (as defined in the MS Subscription Facility) for the applicable interest period plus 2.00% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 1.00% per annum, (b) the Federal Funds Rate in effect on such day plus 0.50%, plus 1.00% per annum and (c) except during any period of time during which LIBOR is unavailable, one-month Adjusted LIBOR plus, without duplication, 100 basis points per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Subscription Facility. Subsequent to the First Amendment, the MS Subscription Facility bore interest at a rate of: (i) with respect to Term SOFR Loans, Term SOFR with a one-month Interest Period plus 2.10% per annum and (ii) with respect to Base Rate Loans, the greatest of (a) the Prime Rate in effect on such day plus 100 basis points (1.00%) per annum, (b) the Federal Funds Rate in effect on such day plus 0.50% plus 1.00% per annum and (c) except during any period of time during which Term SOFR is unavailable, Term SOFR for a one-month tenor in effect on such day plus without duplication, 100 basis points (1.00%) per annum plus 100 basis points (1.00%) per annum. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the First Amendment to MS Subscription Facility. In addition, the Company was subject to an unused commitment fee of 0.30%.
The MS Subscription Facility was terminated on March 29, 2023.
Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2023 and December 31, 2022, the Company had short-term borrowings outstanding of $35.5 million and $20.8 million, respectively. For the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $0.5 million and $0.2 million, respectively, in connection with short-term borrowings. For the three months ended March 31, 2023, the Company had an average outstanding balance of short-term borrowings of $23.4 million and bore interest at a weighted average rate of 0.02%. For the three months ended March 31, 2022, the Company had an average outstanding balance of short-term borrowings of $31.9 million and bore interest at a weighted average rate of 0.01%.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2023 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$311,500	$—	$311,500	$—	$—
Short-term borrowings	35,492	35,492	—	—	—
Total		$35,492	$311,500	$—	$—
—–—–—–—–—–
(1) As of March 31, 2023, we had $88.5 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2023, we had unfunded commitments on delayed draw term loans of $45.5 million and unfunded commitments on revolver term loans of $42.9 million. As of December 31, 2022, we had unfunded commitments on delayed draw term loans of $56.1 million and unfunded commitments on revolver term loans of $47.5 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP (defined below). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates.
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
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on ex-dividend date for publicly traded portfolio companies.
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
As of March 31, 2023, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.25% with a total carrying value (net of deferred financing costs) of $309.5 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 519 Basis Points	$(23,187)
(-) 200 Basis Points	$(8,930)
(-) 100 Basis Points	$(4,465)
(-) 50 Basis Points	$(2,233)
(+) 50 Basis Points	$2,233
(+) 100 Basis Points	$4,465
(+) 200 Basis Points	$8,930

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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2023, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $892.5 million in total assets, (ii) a weighted average cost of funds of 7.43%, (iii) $400.0 million of debt outstanding (i.e. assumes that the full amount is available to us under our MS Credit Facility as of March 31, 2023) and (iv) $382.5 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(31.10)%	(19.44)%	(7.77)%	3.90%	15.56%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2023 total assets of at least 3.33%.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 12, 2023

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 12, 2023