Form 10-Q
period 2023-06-30
Franklin BSP Capital Corp
filed 2023-08-11
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 8, 2023 was 25,862,186.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $66,208 and $62,113, respectively)	$66,242	$62,156
Non-Affiliate Investments, at fair value (amortized cost of $738,156 and $726,116, respectively)	729,329	720,224
Investments, at fair value (amortized cost of $804,364 and $788,229, respectively)	795,571	782,380
Cash and cash equivalents	47,693	26,239
Deferred offering costs	—	100
Interest and dividends receivable	8,123	6,444
Receivable for unsettled trades	1,550	713
Capital call receivable	31	235
Prepaid expenses and other assets	327	72
Total assets	$853,295	$816,183

Liabilities:
Debt (net of deferred financing costs of $1,722 and $2,320, respectively)	$341,778	$379,580
Short-term borrowings	41,149	20,792
Stockholder distributions payable	13	33
Management fees payable	1,040	1,007
Accounts payable and accrued expenses	3,680	2,583
Interest and debt fees payable	1,964	1,407
Directors' fees payable	151	17
Other liabilities	2,168	2,250
Total liabilities	391,943	407,669
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at June 30, 2023 and 36,147 issued and outstanding at December 31, 2022	77,388	36,093

Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 25,542,837 issued and outstanding at June 30, 2023, and 24,609,132 issued and outstanding at December 31, 2022	26	25
Additional paid in capital	389,697	375,557
Total distributable earnings (loss)	(5,759)	(3,161)
Total net assets attributable to common stock	383,964	372,421
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$853,295	$816,183
Net asset value per share attributable to common stock	$15.03	$15.13
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Investment income:
From control investments:
Interest income	$1,114	$635	$2,098	$1,196
Dividend income	675	675	1,350	1,348
Fee and other income	2	1	3	1
Total investment income from control investments	1,791	1,311	3,451	2,545
From affiliate investments:
Interest income	—	1	—	7
Total investment income from affiliate investments	—	1	—	7
From non-affiliate investments:
Interest income	21,154	9,310	41,475	17,496
Dividend income	33	—	67	—
Fee and other income	553	259	861	444
Total investment income from non-affiliate investments	21,740	9,569	42,403	17,940
Interest from cash and cash equivalents	313	9	414	9
Total investment income	23,844	10,890	46,268	20,501
Operating expenses:
Management fees	1,039	774	2,043	1,454
Incentive fee on income	2,045	889	3,854	1,707
Incentive fee on capital gains	—	(316)	—	(409)
Interest and debt fees	7,627	3,209	15,603	5,454
Professional fees	511	349	1,023	758
Other general and administrative	456	347	912	644
Administrative services	91	57	149	104
Directors' fees	274	139	423	295
Total expenses before incentive fee waiver	12,043	5,448	24,007	10,007
Incentive fee waiver	(2,045)	(573)	(3,854)	(1,298)
Expenses, net of incentive fee waiver	9,998	4,875	20,153	8,709
Net investment income (loss) before income taxes	13,846	6,015	26,115	11,792
Income tax expense, including excise tax	210	91	418	414
Net investment income (loss)	13,636	5,924	25,697	11,378

Realized and unrealized gain (loss):
Net realized gain (loss)
Non-affiliate investments	31	54	(130)	66
Total net realized gain (loss)	31	54	(130)	66
Net change in unrealized appreciation (depreciation) on investments
Control investments	(2)	(37)	(9)	41
Affiliate investments	—	(3)	—	(2)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Non-affiliate investments	(2,196)	(3,879)	(2,935)	(4,593)
Net change in deferred taxes	0(1)	—	(515)	—
Total net change in unrealized appreciation (depreciation) on investments	(2,198)	(3,919)	(3,459)	(4,554)
Net realized and unrealized gain (loss)	(2,167)	(3,865)	(3,589)	(4,488)

Net increase (decrease) in net assets resulting from operations attributable to participating securities	$11,469	$2,059	$22,108	$6,890
Accretion to redemption value of Series A redeemable convertible preferred stock	(4)	(1)	(7)	(1)
Accrual of Series A redeemable convertible preferred stock distributions	(2,197)	(253)	(3,220)	(350)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$9,268	$1,805	$18,881	$6,539

Per share information
Net investment income (loss)	$0.54	$0.37	$1.03	$0.73
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$0.45	$0.12	$0.89	$0.44
Basic and diluted earnings (loss) per share	$0.36	$0.10	$0.71	$0.39
Weighted average common shares outstanding	25,464,807	16,026,077	25,058,806	15,668,119
–—–—–—–—–
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2023	2022
Operations:
Net investment income (loss)	$25,697	$11,378
Net realized gain (loss) from investments	(130)	66
Net change in unrealized appreciation (depreciation) on investments	(2,944)	(4,554)
Net change in deferred taxes	(515)	—
Accretion to redemption value of Series A redeemable convertible preferred stock	(7)	(1)
Accrual of Series A redeemable convertible preferred stock distributions	(3,220)	(350)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	18,881	6,539
Stockholder distributions:
Common stockholder distributions	(21,479)	(10,569)
Net decrease in net assets attributable to common stock from stockholder distributions	(21,479)	(10,569)
Capital share transactions:
Issuance of common stock, net of issuance costs	8,073	25,000
Reinvestment of common stockholder distributions	6,068	3,258
Net increase in net assets attributable to common stock from capital share transactions	14,141	28,258
Total increase (decrease) in net assets attributable to common stock	11,543	24,228
Net assets at beginning of period attributable to common stock	372,421	235,973
Net assets at end of period attributable to common stock	$383,964	$260,201

Net asset value per share attributable to common stock	$15.03	$15.19
Common shares outstanding at end of period	25,542,837	17,125,325

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$22,108	$6,890
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(1,470)	(874)
Net accretion of discount on investments	(998)	(573)
Amortization of deferred financing costs	598	519
Sales and repayments of investments	21,061	12,838
Purchases of investments	(34,823)	(157,334)
Net realized (gain) loss from investments	130	(66)
Net change in unrealized (appreciation) depreciation on investments	2,944	4,554
(Increase) decrease in operating assets:
Interest and dividends receivable	(1,679)	(3,344)
Receivable for unsettled trades	(837)	(1,024)
Prepaid expenses and other assets	(255)	(134)
(Increase) decrease in operating liabilities:
Management fees payable	33	251
Accounts payable and accrued expenses	1,097	(253)
Payable for unsettled trades	—	(9,340)
Interest and debt fees payable	557	826
Directors' fees payable	134	17
Other liabilities	(82)	(1,172)
Net cash provided by (used in) operating activities	8,518	(148,219)

Financing activities
Proceeds from issuance of shares of common stock	8,277	33,397
Proceeds from issuance of shares of preferred stock	41,353	5,000
Proceeds from debt	32,000	99,000
Payments on debt	(70,400)	(15,000)
Proceeds from short-term borrowings	41,149	62,931
Repayments on short-term borrowings	(20,792)	(27,504)
Payments of financing costs	—	(1,149)
Common stockholder distributions	(15,431)	(7,313)
Preferred stockholder distributions	(3,220)	(350)
Net cash provided by (used in) financing activities	12,936	149,012

Net increase (decrease) in cash and cash equivalents	21,454	793
Cash and cash equivalents, beginning of period	26,239	12,860
Cash and cash equivalents, end of period	$47,693	$13,653
Supplemental information:
Interest and non-usage fees paid during the period	$14,366	$3,927
Taxes, including excise tax, paid during the period	$325	$476
Distributions reinvested during the period	$6,068	$3,258

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 175.1% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (12.65%), 3/4/2027	$4,183	$4,127	$4,247	1.1%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+ 6.00% (11.19%), 7/1/2027	19,403	19,128	19,403	5.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.87%), 5/7/2027	5,727	5,650	5,649	1.5%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	S+ 6.50% (11.94%), 5/7/2027	1,174	1,174	1,158	0.3%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.70%), 10/2/2028	4,595	4,595	4,515	1.2%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.70%), 10/2/2028	2,880	2,830	2,831	0.7%
American Rock Salt Company, LLC (h)	Chemicals	S+ 4.00% (9.22%), 6/9/2028	2,029	2,024	1,897	0.5%
Armada Parent, Inc. (c) (h)	Industrials	S+ 5.75% (11.11%), 10/29/2027	1,011	1,011	995	0.3%
Armada Parent, Inc. (c) (h)	Industrials	S+ 5.75% (11.11%), 10/29/2027	20,060	19,750	19,738	5.1%
Avalara, Inc. (c) (h)	Software/Services	S+ 7.25% (12.49%), 10/19/2028	19,896	19,447	19,456	5.1%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+ 3.75% (9.23%), 7/17/2028	5,931	5,912	5,049	1.3%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	11,848	11,650	11,593	3.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	S+ 6.00% (11.34%) 4.00% PIK, 6/18/2027	4,814	4,814	4,751	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	S+ 6.00% (11.34%) 4.00% PIK, 6/18/2027	12,159	11,981	12,000	3.1%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.52%) 3.00% PIK, 12/29/2028	790	790	763	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.46%), 12/30/2026	1,559	1,559	1,506	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (11.52%) 3.00% PIK, 12/29/2028	1,555	1,555	1,502	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (11.52%) 3.00% PIK, 12/29/2028	9,329	9,156	9,011	2.2%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (12.56%), 6/23/2027	11,749	11,560	11,551	3.0%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (12.05%), 6/23/2027	769	769	756	0.2%
Communication Technology Intermediate, LLC (c)	Business Services	S+ 5.50% (10.70%), 5/5/2027	86	86	86	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.70%), 5/5/2027	7,516	7,381	7,516	2.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.70%), 5/5/2027	2,614	2,614	2,614	0.7%
Community Brands ParentCo, LLC (c) (h)	Software/Services	S+ 5.50% (10.70%), 2/24/2028	9,106	8,958	8,942	2.3%
Coronis Health, LLC (c)	Healthcare	S+ 6.25% (11.27%), 7/12/2028	1,406	1,406	1,381	0.4%
Coronis Health, LLC (c) (h)	Healthcare	S+ 6.25% (11.30%), 7/27/2029	24,177	23,720	23,747	6.2%
Division Holding Corp. (h)	Business Services	L+ 4.75% (9.90%), 5/27/2028	3,723	3,691	3,636	0.9%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (10.69%), 4/14/2028	$216	$216	$214	0.1%
Eliassen Group, LLC (c) (h)	Business Services	S+ 5.50% (10.84%), 4/14/2028	5,709	5,662	5,659	1.5%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (12.04%), 10/11/2028	963	963	937	0.2%
Faraday Buyer, LLC (c) (h)	Utilities	S+ 7.00% (11.87%), 10/11/2028	12,870	12,515	12,530	3.3%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.84%), 9/13/2027	9,610	9,451	9,610	2.5%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.84%), 9/13/2027	381	381	381	0.1%
First Eagle Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.33%), 3/1/2027	13,860	13,514	13,526	3.5%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+ 5.00% (10.19%), 10/18/2028	12,569	12,370	11,783	3.1%
FR Flow Control Luxco 1 SARL (c) (h)	Industrials	S+ 5.50% (10.72%), 6/28/2026	4,439	4,404	4,439	1.2%
Galway Borrower, LLC (c) (h)	Financials	S+ 5.25% (10.59%), 9/29/2028	13,473	13,299	13,237	3.3%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.35%), 5/18/2029	2,685	2,685	2,645	0.7%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.35%), 5/18/2027	138	138	136	0.0%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+ 5.25% (10.35%), 5/18/2029	11,465	11,288	11,297	2.9%
Gordian Medical, Inc. (c) (h)	Healthcare	S+ 6.25% (11.75%), 1/31/2027	4,383	4,303	3,879	1.0%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities	L+ 6.00% (11.54%), 11/12/2026	4,595	4,530	4,595	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.15%), 9/22/2028	7,977	7,845	7,904	2.1%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.15%), 9/22/2028	144	143	142	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.51%), 5/23/2028	256	256	252	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 6.25% (11.51%), 5/23/2028	8,936	8,786	8,782	2.3%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 6.25% (11.39%), 5/23/2028	3,822	3,822	3,756	1.0%
IQN Holding Corp. (c)	Software/Services	S+ 5.25% (10.36%), 5/2/2028	84	84	83	0.0%
IQN Holding Corp. (c) (h)	Software/Services	S+ 5.25% (10.38%), 5/2/2029	5,528	5,482	5,482	1.4%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,034	0.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	S+ 5.75% (10.94%), 12/10/2027	1,047	1,047	1,029	0.3%
Knowledge Pro Buyer, Inc. (c)	Business Services	S+ 5.75% (10.94%), 12/10/2027	275	275	270	0.1%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	S+ 5.75% (10.94%), 12/10/2027	11,064	10,899	10,871	2.8%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	L+ 4.75% (9.96%), 3/20/2028	5,425	5,404	5,257	1.4%
Medical Management Resource Group, LLC (c)	Healthcare	S+ 5.75% (10.95%), 9/30/2026	241	241	238	0.1%
Medical Management Resource Group, LLC (c) (h)	Healthcare	S+ 5.75% (11.16%), 9/30/2027	2,986	2,986	2,946	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare	S+ 5.75% (10.95%), 9/30/2027	7,230	7,123	7,133	1.9%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	S+ 6.50% (11.72%), 7/29/2026	1,715	1,715	1,715	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	S+ 6.50% (11.72%), 7/29/2026	$21,286	$20,987	$21,286	5.5%
Monumental RSN, LLC (c) (h)	Media/Entertainment	S+ 6.00% (11.09%), 9/20/2027	12,945	12,836	13,074	3.4%
Odessa Technologies, Inc. (c) (h)	Software/Services	S+ 5.75% (10.94%), 10/19/2027	6,491	6,394	6,376	1.7%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (10.87%), 4/5/2027	588	588	588	0.2%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.08%), 4/6/2026	222	222	222	0.1%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	11,236	11,007	11,236	2.9%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	2,431	2,431	2,431	0.6%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (10.57%), 4/5/2027	832	819	832	0.2%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.05%), 4/6/2027	7,499	7,393	7,156	1.9%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.04%), 4/6/2027	2,680	2,637	2,557	0.7%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.05%), 4/6/2027	319	319	304	0.1%
Point Broadband Acquisition, LLC (c)	Telecom	S+ 6.00% (11.19%), 10/2/2028	3,211	3,211	3,211	0.8%
Point Broadband Acquisition, LLC (c) (h)	Telecom	S+ 6.00% (11.02%), 10/2/2028	8,663	8,481	8,663	2.3%
Relativity Oda, LLC (c) (h)	Software/Services	S+ 6.50% (11.70%), 5/12/2027	2,291	2,256	2,216	0.6%
Roadsafe Holdings, Inc. (c) (h)	Industrials	S+ 5.75% (10.94%), 10/19/2027	3,313	3,265	3,259	0.8%
Roadsafe Holdings, Inc. (c) (h)	Industrials	S+ 5.75% (11.14%), 10/19/2027	4,337	4,337	4,267	1.1%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.89%), 10/30/2026	303	303	303	0.1%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (10.91%), 10/30/2026	1,657	1,657	1,657	0.4%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (10.89%), 10/30/2026	6,814	6,809	6,814	1.8%
Safe Fleet Holdings, LLC (h)	Industrials	S+ 5.00% (10.19%), 2/23/2029	6,007	5,845	5,977	1.6%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (11.21%), 11/18/2027	16,631	16,352	16,631	4.3%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (11.21%), 11/18/2027	14,817	14,581	14,817	3.9%
SCIH Salt Holdings, Inc. (h)	Industrials	L+ 4.00% (9.19%), 3/16/2027	1,092	1,088	1,075	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services	S+ 5.75% (11.09%), 12/8/2028	4,976	4,889	4,889	1.3%
Simplifi Holdings, Inc. (c)	Media/Entertainment	S+ 5.50% (10.75%), 10/1/2026	430	430	423	0.1%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	S+ 5.50% (10.64%), 10/1/2027	15,886	15,631	15,621	4.1%
SitusAMC Holdings Corp. (c) (h)	Financials	S+ 5.50% (10.84%), 12/22/2027	6,737	6,687	6,737	1.7%
Skillsoft Corp. (h)	Technology	S+ 5.25% (10.51%), 7/14/2028	588	581	511	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (10.65%), 12/30/2026	4,885	4,841	4,885	1.3%
SunMed Group Holdings, LLC (c) (h)	Healthcare	S+ 5.75% (11.09%), 6/16/2028	3,844	3,793	3,787	1.0%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.92%), 12/1/2027	75	75	74	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
The NPD Group, LP (c) (h)	Business Services	S+ 6.25% (11.39%) 2.75% PIK, 12/1/2028	$16,941	$16,649	$16,651	4.3%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (9.15%), 5/18/2028	1,802	1,797	1,802	0.5%
Tivity Health, Inc. (c) (h)	Healthcare	S+ 6.00% (11.24%), 6/28/2029	31,941	31,216	31,260	8.1%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.69%), 6/29/2027	1,768	1,768	1,742	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.62%), 6/29/2027	8,788	8,666	8,656	2.3%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (10.30%), 5/5/2028	534	534	513	0.1%
Triple Lift, Inc. (c) (h)	Software/Services	S+ 5.50% (10.87%), 5/5/2028	11,874	11,692	11,399	3.0%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	S+ 6.50% (11.94%), 11/18/2027	1,104	1,104	1,093	0.3%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	S+ 6.00% (11.34%), 11/18/2027	2,176	2,176	2,154	0.6%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (11.38%), 11/18/2027	5,495	5,385	5,440	1.4%
US Salt Investors, LLC (c) (h)	Chemicals	S+ 5.50% (10.89%), 7/19/2028	8,532	8,395	8,372	2.2%
Vensure Employer Services, Inc. (c) (h)	Business Services	S+ 4.75% (9.99%), 4/1/2027	4,760	4,737	4,760	1.2%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+ 5.75% (11.02%), 6/1/2029	7,201	7,069	7,080	1.8%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+ 5.75% (11.02%), 6/1/2029	204	204	200	0.1%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (10.64%), 7/1/2028	290	290	285	0.1%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (10.73%), 7/1/2028	345	345	340	0.1%
West Coast Dental Services, Inc. (c) (h)	Healthcare	S+ 5.50% (10.69%), 7/1/2028	8,397	8,270	8,275	2.2%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (10.38%), 5/26/2026	1,162	1,162	1,162	0.3%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+ 6.00% (10.38%), 5/26/2026	3,660	3,614	3,660	0.9%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	3,035	3,035	2,226	0.6%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2026	1,816	1,816	1,466	0.4%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	12,490	12,285	9,163	2.4%
WIN Holdings III Corp. (c) (h)	Consumer	S+ 5.25% (10.69%), 7/16/2028	12,776	12,583	12,776	3.3%
Zendesk, Inc. (c) (m)	Software/Services	S+ 7.00% (12.25%) 3.50% PIK, 11/22/2028	21,402	21,069	21,016	5.5%
Subtotal Senior Secured First Lien Debt				$678,046	$672,425	175.1%

Senior Secured Second Lien Debt - 13.9% (b)
American Rock Salt Company, LLC (h)	Chemicals	S+ 7.25% (12.47%), 6/11/2029	$6,010	$5,950	$5,379	1.4%
ASP LS Acquisition Corp. (c) (h)	Transportation	L+ 7.50% (12.69%), 5/7/2029	4,275	4,265	3,533	0.9%
Corelogic, Inc. (h)	Business Services	L+ 6.50% (11.75%), 6/4/2029	4,645	4,604	3,727	1.0%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+ 6.50% (11.69%), 8/2/2029	6,080	6,041	5,885	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Proofpoint, Inc. (c) (h)	Software/Services	S+ 6.25% (11.47%), 8/31/2029	$3,380	$3,367	$3,234	0.8%
RealPage, Inc. (h)	Software/Services	L+ 6.50% (11.65%), 4/23/2029	5,445	5,380	5,259	1.4%
Tecta America Corp. (c) (h)	Industrials	S+ 8.50% (13.72%), 4/9/2029	2,155	2,103	2,155	0.5%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.90%), 5/18/2029	1,947	1,935	1,947	0.5%
TRC Cos, Inc. (c) (h)	Industrials	L+ 6.75% (11.90%), 12/7/2029	7,045	6,988	6,742	1.8%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (11.69%), 5/14/2029	2,449	2,428	2,361	0.6%
Victory Buyer, LLC (c) (h)	Industrials	S+ 7.00% (12.51%), 11/19/2029	14,304	14,188	13,274	3.5%
Subtotal Senior Secured Second Lien Debt				$57,249	$53,496	13.9%

Subordinated Debt - 9.3% (b)
Post Road Equipment Finance, LLC (c) (k) (n)	Financials	L+ 7.75% (13.01%), 12/31/2028	$11,000	$11,000	$11,000	2.9%
Post Road Equipment Finance, LLC (c) (k) (n)	Financials	L+ 7.75% (13.01%), 12/31/2028	24,500	24,431	24,500	6.4%
Subtotal Subordinated Debt				$35,431	$35,500	9.3%

Equity/Other - 8.9% (b) (d)
Center Phase Energy, LLC (c) (i)	Utilities		1,680	$1,680	$1,742	0.5%
Jakks Pacific, Inc. (c)	Consumer		783	21	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,550	0.4%
Post Road Equipment Finance, LLC (c) (i) (k)	Financials		29,908,561	30,777	30,742	8.0%
Subtotal Equity/Other				$33,638	$34,150	8.9%

Total Investments - 207.2% (b)				$804,364	$795,571	207.2%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At June 30, 2023, qualifying assets represent 97.1% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of June 30, 2023.
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
(e)    Non-income producing at June 30, 2023.
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2023
(Unaudited)
(j)    The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
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

(m)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.23 basis points per day with Macquarie US Trading LLC, dated June 1, 2023 due July 31, 2023.

(n)    The Company purchased the investment, pursuant to a repurchase agreement with a rate of 0.23 basis points per day with Macquarie US Trading LLC, dated May 15, 2023 due July 14, 2023.

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2023:

	At June 30, 2023
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$187,649	23.6%
Software/Services	117,643	14.8%
Financials	115,862	14.6%
Business Services	114,866	14.4%
Industrials	69,212	8.7%
Media/Entertainment	57,462	7.2%
Utilities	32,111	4.0%
Food & Beverage	27,092	3.4%
Consumer	22,883	2.9%
Paper & Packaging	17,675	2.2%
Chemicals	15,648	2.0%
Telecom	13,424	1.7%
Transportation	3,533	0.4%
Technology	511	0.1%
Total	$795,571	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 178.0% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (11.85%), 3/4/2027	$4,183	$4,120	$4,247	1.1%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+ 6.00% (10.73%), 7/1/2027	19,502	19,197	19,209	5.2%
Acrisure, LLC (h)	Financials	L+ 4.25% (8.63%), 2/15/2027	4,582	4,552	4,425	1.2%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.43%), 5/7/2027	5,756	5,667	5,649	1.5%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.70%), 5/7/2027	1,180	1,180	1,158	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (10.92%), 10/2/2028	3,240	3,240	3,179	0.9%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (10.92%), 10/2/2028	2,895	2,839	2,840	0.8%
American Rock Salt Company, LLC (h)	Chemicals	L+ 4.00% (8.38%), 6/9/2028	2,039	2,034	1,912	0.5%
Armada Parent, Inc. (c) (h)	Industrials	L+ 5.75% (10.13%), 10/29/2027	1,016	1,016	1,000	0.3%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (10.13%), 10/29/2027	20,162	19,818	19,838	5.3%
Avalara, Inc. (c) (h)	Software/Services	S+ 7.25% (11.83%), 10/19/2028	19,896	19,409	19,415	5.2%
Aveanna Healthcare, LLC (h)	Healthcare	L+ 3.75% (7.77%), 7/17/2028	5,961	5,937	4,560	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.38%), 4.00% PIK, 6/18/2027	4,356	4,356	4,299	1.2%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	11,270	11,052	11,028	3.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	L+ 6.00% (10.38%), 4.00% PIK, 6/18/2027	11,916	11,715	11,760	3.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	786	786	759	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	1,547	1,547	1,495	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	9,286	9,100	8,969	2.4%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.99%), 12/30/2026	1,559	1,559	1,506	0.4%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (11.98%), 6/23/2027	11,809	11,591	11,597	3.1%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	7,554	7,417	7,554	2.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	2,628	2,628	2,628	0.7%
Communication Technology Intermediate, LLC (c)	Business Services	L+ 5.50% (9.88%), 5/5/2027	86	86	86	0.0%
Community Brands ParentCo, LLC (c) (h)	Software/Services	S+ 5.75% (10.17%), 2/24/2028	9,152	8,987	8,987	2.4%
Coronis Health, LLC (c) (h)	Healthcare	S+ 6.25% (10.57%), 7/27/2029	24,299	23,809	23,833	6.4%
Division Holding Corp. (h)	Business Services	L+ 4.75% (9.13%), 5/27/2028	3,742	3,709	3,643	1.0%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (8.88%), 4/14/2028	217	217	215	0.1%
Eliassen Group, LLC (c) (h)	Business Services	S+ 5.50% (10.08%), 4/14/2028	5,738	5,685	5,687	1.5%
Faraday Buyer, LLC (c) (h)	Utilities	S+ 7.00% (11.32%), 10/11/2028	12,902	12,521	12,529	3.4%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.18%), 9/13/2027	$9,658	$9,496	$9,658	2.6%
FGT Purchaser, LLC (c)	Consumer	L+ 5.50% (10.18%), 9/13/2027	371	371	371	0.1%
First Eagle Holdings, Inc. (c) (h)	Financials	S+ 6.50% (10.73%), 3/1/2027	13,860	13,471	13,483	3.6%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+ 5.00% (9.38%), 10/18/2028	12,633	12,413	11,938	3.2%
FR Flow Control Luxco 1 Sarl (c) (h)	Industrials	S+ 5.50% (9.94%), 6/28/2026	4,462	4,422	4,462	1.2%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (9.98%), 9/29/2028	13,541	13,355	13,304	3.6%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+ 5.25% (9.57%), 5/18/2029	11,523	11,332	11,340	3.0%
Gordian Medical, Inc. (c) (h)	Healthcare	L+ 6.25% (10.98%), 1/31/2027	4,405	4,314	4,057	1.1%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities	L+ 6.00% (10.73%), 11/12/2026	4,618	4,543	4,618	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	8,018	7,880	7,945	2.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	145	143	143	0.0%
IG Investments Holdings, LLC (c)	Business Services	L+ 6.00% (10.39%), 9/22/2027	253	253	250	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	8,981	8,814	8,819	2.4%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	256	256	251	0.1%
IQN Holding Corp. (c)	Software/Services	S+ 5.50% (9.68%), 5/2/2029	95	95	94	0.0%
IQN Holding Corp. (c) (h)	Software/Services	P+ 4.50% (12.00%), 5/2/2029	5,460	5,410	5,412	1.5%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	1,955	0.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (10.04%), 12/10/2027	1,052	1,052	1,034	0.3%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	L+ 5.75% (10.04%), 12/10/2027	11,121	10,936	10,926	2.9%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+ 4.75% (8.92%), 3/20/2028	5,452	5,431	5,153	1.4%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (9.83%), 9/30/2027	3,001	3,001	2,960	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.17%), 9/30/2027	7,267	7,147	7,169	1.9%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (10.88%), 7/29/2026	21,394	21,054	21,394	5.8%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (10.57%), 7/29/2026	1,286	1,286	1,286	0.3%
Monumental RSN, LLC (c) (h)	Media/Entertainment	S+ 6.00% (10.32%), 9/20/2027	13,645	13,512	13,781	3.7%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (10.09%), 10/19/2027	6,524	6,414	6,408	1.7%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (8.38%), 4/5/2027	11,293	11,029	11,293	3.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage	L+ 5.50% (9.67%), 4/5/2027	2,443	2,443	2,443	0.7%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.67%), 4/6/2026	185	185	185	0.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (8.69%), 4/5/2027	837	822	837	0.2%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (11.83%), 4/6/2027	7,499	7,380	7,375	2.0%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	2,680	2,635	2,636	0.7%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pluralsight, LLC (c)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	$319	$319	$314	0.1%
Point Broadband Acquisition, LLC (c)	Telecom	L+ 6.00% (10.56%), 10/2/2028	1,733	1,733	1,697	0.5%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+ 6.00% (9.75%), 10/2/2028	8,707	8,514	8,529	2.3%
Relativity Oda, LLC (c) (h)	Software/Services	L+ 7.50% (11.89%) PIK, 5/12/2027	2,241	2,202	2,168	0.6%
Roadsafe Holdings, Inc. (c) (h)	Industrials	L+ 5.75% (10.87%), 10/19/2027	3,330	3,277	3,276	0.9%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (12.25%), 10/19/2027	2,921	2,921	2,873	0.8%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.23%), 10/30/2026	638	638	638	0.2%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (10.23%), 10/30/2026	6,850	6,844	6,850	1.8%
Safe Fleet Holdings, LLC (c) (h)	Industrials	S+ 5.00% (9.12%), 2/23/2029	6,038	5,863	5,856	1.6%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (9.29%), 11/18/2027	16,715	16,405	16,715	4.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (10.77%), 11/18/2027	14,893	14,631	14,893	4.0%
SCIH Salt Holdings, Inc. (h)	Industrials	L+ 4.00% (8.42%), 3/16/2027	1,099	1,095	1,066	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services	L+ 5.75% (10.48%), 12/8/2028	5,001	4,906	4,914	1.3%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (9.25%), 10/1/2027	15,967	15,694	15,700	4.2%
SitusAMC Holdings Corp. (c) (h)	Financials	L+ 5.75% (9.42%), 12/22/2027	6,771	6,714	6,771	1.8%
Skillsoft Corp. (h)	Technology	S+ 5.25% (9.58%), 7/14/2028	591	583	490	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (9.57%), 12/30/2026	4,910	4,866	4,910	1.3%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (10.48%), 6/16/2028	3,864	3,809	3,806	1.0%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (10.49%), 6/16/2027	124	124	123	0.0%
Tecta America Corp. (h)	Industrials	S+ 4.25% (8.69%), 4/10/2028	3,861	3,830	3,697	1.0%
The NPD Group, LP (c) (h)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2028	16,786	16,466	16,472	4.4%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2027	113	113	111	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (8.35%), 5/18/2028	1,811	1,805	1,811	0.5%
Tivity Health, Inc. (c) (h)	Healthcare	S+ 6.00% (10.58%), 6/28/2029	32,102	31,346	31,357	8.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.40%), 6/29/2027	1,651	1,651	1,626	0.5%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.18%), 6/29/2027	8,788	8,653	8,656	2.3%
Triple Lift, Inc. (c) (h)	Software/Services	S+ 5.50% (10.45%), 5/5/2028	11,934	11,734	11,731	3.1%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (9.58%), 5/5/2028	534	534	525	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 5.50% (10.72%), 11/18/2027	1,591	1,591	1,575	0.4%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (10.68%), 11/18/2027	5,495	5,385	5,440	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Salt Investors, LLC (c) (h)	Chemicals	L+ 5.50% (9.17%), 7/19/2028	$8,575	$8,429	$8,415	2.3%
Vensure Employer Services, Inc. (c) (h)	Business Services	S+ 4.75% (8.71%), 4/1/2027	4,784	4,757	4,784	1.3%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+ 5.75% (10.69%), 6/1/2029	7,238	7,101	7,105	1.9%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	109	109	107	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	8,440	8,300	8,305	2.2%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (9.75%), 5/26/2026	433	433	433	0.1%
Westwood Professional Services, Inc. (c) (h)	Business Services	L+ 6.00% (9.75%), 5/26/2026	3,679	3,624	3,679	1.0%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	12,554	12,340	11,181	3.0%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	3,051	3,051	2,717	0.7%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.48%), 6/22/2026	715	715	654	0.2%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.25% (10.40%), 7/16/2028	13,430	13,204	13,218	3.6%
Zendesk, Inc. (c) (l)	Software/Services	S+ 6.50% (11.04%) 3.50% PIK, 11/22/2028	21,216	20,792	20,800	5.6%
Subtotal Senior Secured First Lien Debt				$666,045	$662,975	178.0%

Senior Secured Second Lien Debt - 14.5% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals	L+ 7.25% (11.63%), 6/11/2029	$6,010	$5,950	$5,746	1.5%
Asp Ls Acquisition Corp. (c) (h)	Transportation	L+ 7.50% (12.23%), 5/7/2029	4,275	4,263	3,533	0.9%
Corelogic, Inc. (c) (h)	Business Services	L+ 6.50% (10.94%), 6/4/2029	4,645	4,603	3,976	1.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+ 6.50% (10.25%), 8/2/2029	6,080	6,037	5,885	1.6%
Proofpoint, Inc. (h)	Software/Services	L+ 6.25% (10.99%), 8/31/2029	3,380	3,367	3,234	0.9%
RealPage, Inc. (h)	Software/Services	L+ 6.50% (10.88%), 4/23/2029	5,445	5,374	5,214	1.4%
Tecta America Corp. (c) (h)	Industrials	S+ 8.50% (12.94%), 4/9/2029	2,155	2,104	2,110	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.10%), 5/18/2029	1,947	1,935	1,947	0.5%
TRC Cos, Inc. (c) (h)	Industrials	L+ 6.75% (11.13%), 12/7/2029	7,045	6,980	6,742	1.8%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (10.57%), 5/14/2029	2,449	2,426	2,361	0.6%
Victory Buyer, LLC (c) (h)	Industrials	L+ 7.00% (11.35%), 11/19/2029	14,304	14,174	13,274	3.6%
Subtotal Senior Secured Second Lien Debt				$57,213	$54,022	14.5%

Subordinated Debt - 8.5% (b)
Post Road Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (11.94%), 12/31/2028	$6,914	$6,914	$6,914	1.9%
Post Road Equipment Finance, LLC (c) (k)	Financials	L+ 7.75% (11.94%), 12/31/2028	24,500	24,422	24,500	6.6%
Subtotal Subordinated Debt				$31,336	$31,414	8.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2022

Portfolio Company (f) (g) (m)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Equity/Other - 9.1% (b) (d)
Center Phase Energy, LLC (c) (i)	Utilities		1,680	$1,680	$1,742	0.5%
Jakks Pacific, Inc. (c)	Consumer		783	18	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,369	0.4%
Post Road Equipment Finance, LLC (c) (i) (k)	Financials		29,908,561	30,777	30,742	8.2%
Subtotal Equity/Other				$33,635	$33,969	9.1%

Total Investments - 210.1% (b)				$788,229	$782,380	210.1%

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
For the period ended June 30, 2023
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
For the period ended June 30, 2023
(Unaudited)
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”).
We have also formed and expect to continue to form consolidated subsidiaries (the "Consolidated Holding Companies"). The Company consolidates the following subsidiaries for accounting purposes: FBCC Lending I, LLC and FBCC EEF Holdings LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2023 and 2022, respectively, there were no reimbursements from the Adviser.

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
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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
Note 3 - Fair Value of Financial Instruments
The Company’s fair value measurements are classified into a fair value hierarchy in accordance with ASC Topic 820 (“ASC 820”), Fair Value Measurement, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2023 and December 31, 2022, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2023 and December 31, 2022 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2023
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of June 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$20,179	$652,246	$672,425
Senior Secured Second Lien Debt	—	14,365	39,131	53,496
Subordinated Debt	—	—	35,500	35,500
Equity/Other	—	—	34,150	34,150
Total	$—	$34,544	$761,027	$795,571
The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$26,901	$636,074	$662,975
Senior Secured Second Lien Debt	—	8,447	45,575	54,022
Subordinated Debt	—	—	31,414	31,414
Equity/Other	—	—	33,969	33,969
Total	$—	$35,348	$747,032	$782,380

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2023	$636,074	$45,575	$31,414	$33,969	$747,032
Purchases and other adjustments to cost	33,169	28	4,095	3	37,295
Sales and repayments	(12,757)	—	—	—	(12,757)
Net realized gain (loss)	53	—	—	—	53
Transfers in	5,153	3,233	—	—	8,386
Transfers out	(5,857)	(9,722)	—	—	(15,579)
Net change in unrealized appreciation (depreciation) on investments	(3,589)	17	(9)	178	(3,403)
Balance as of June 30, 2023	$652,246	$39,131	$35,500	$34,150	$761,027
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:	$(3,594)	$17	$(9)	$178	$(3,408)
For the six months ended June 30, 2023, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the six months ended June 30, 2023, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
The composition of the Company’s investments as of June 30, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$678,046	$672,425	84.5%
Senior Secured Second Lien Debt	57,249	53,496	6.7
Subordinated Debt	35,431	35,500	4.5
Equity/Other	33,638	34,150	4.3
Total	$804,364	$795,571	100.0%
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$666,045	$662,975	84.8%
Senior Secured Second Lien Debt	57,213	54,022	6.9
Subordinated Debt	31,336	31,414	4.0
Equity/Other	33,635	33,969	4.3
Total	$788,229	$782,380	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$652,246	Yield Analysis	Market Yield	8.85%	19.98%	10.79%
Senior Secured Second Lien Debt	39,131	Yield Analysis	Market Yield	11.66%	21.50%	14.76%
Subordinated Debt	35,500	Waterfall Analysis	EBITDA Multiple	1.85x	1.85x	1.85x
Equity/Other	34,034	Waterfall Analysis	EBITDA Multiple	1.85x	25.00x	3.51x
Equity/Other (b)	116	Yield Analysis	Market Yield	13.25%	13.25%	13.25%
Total	$761,027
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of June 30, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
As of June 30, 2023 and December 31, 2022, $1.0 million and $1.0 million was payable to the Adviser for Management Fees, respectively.
For the three and six months ended June 30, 2023, the Company incurred $1.0 million and $2.0 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2022, the Company incurred $0.8 million and $1.5 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended June 30, 2023
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three and six months ended June 30, 2023, the Company incurred $2.0 million and $3.9 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and six months ended June 30, 2022, the Company incurred $0.9 million and $1.7 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
For the three and six months ended June 30, 2023, the Company accrued $0 and $0, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and six months ended June 30, 2022, the Company accrued $(0.3) million and $(0.4) million, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of June 30, 2023 and December 31, 2022, $0.6 million and $0.8 million was payable to BSP under the Administration Agreement, respectively.
For the three and six months ended June 30, 2023, the Company incurred $0.3 million and $0.6 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative expenses on the consolidated statements of operations. For the three and six months ended June 30, 2022, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative expenses on the consolidated statements of operations.
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
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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
The MS Subscription Facility was terminated on March 29, 2023.
The following table represents facility borrowings as of June 30, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$343,500	$(1,722)	$341,778
Total		$400,000	$343,500	$(1,722)	$341,778
The following table represents facility borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$356,500	$(2,222)	$354,278
MS Subscription Facility	4/21/2023	25,500	25,400	(98)	25,302
Total		$425,500	$381,900	$(2,320)	$379,580

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
The weighted average annualized interest cost for all facility borrowings for the six months ended June 30, 2023 and 2022 was 7.53% and 2.76%, respectively. The average daily debt outstanding for facility borrowings for the six months ended June 30, 2023 and 2022 was $357.1 million and $280.4 million, respectively. The maximum debt outstanding for facility borrowings for the six months ended June 30, 2023 and 2022 was $381.9 million and $323.9 million, respectively.

Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2023 and December 31, 2022, the Company had short-term borrowings outstanding of $41.1 million and $20.8 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $1.3 million and $0.7 million, respectively, in connection with short-term borrowings. For the six months ended June 30, 2023, the Company had an average outstanding balance of short-term borrowings of $31.0 million and bore interest at a weighted average rate of 0.02%. For the six months ended June 30, 2022, the Company had an average outstanding balance of short-term borrowings of $38.2 million and bore interest at a weighted average rate of 0.01%.

The following table represents interest and debt fees for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023					Six Months Ended June 30, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$6,198	$252	$371	(3)	0.50%	$12,607	$500	$724
MS Subscription Facility (5)	—	—	—	—	—	(4)	0.30%	404	98	—
Short-term borrowings			806	—	—			1,270	—	—
Totals			$7,004	$252	$371			$14,281	$598	$724
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees, custody fees, and administrative agent fees.
(3) From January 1, 2023 to June 30, 2023, the MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.25%.
(4) From January 1, 2023 to March 29, 2023, the MS Subscription Facility bore interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.
(5) Amount presented represents activity prior to termination on March 29, 2023.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
The following table represents interest and debt fees for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$2,001	$200	$88	(3)	0.50%	$3,370	$385	$204
MS Subscription Facility	(4)	0.30%	399	76	—	(4)	0.30%	670	133	N/A
Short-term borrowings			445	—	—			692	N/A	N/A
Total			$2,845	$276	$88			$4,732	$518	$204
______________
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees and custody fees.
(3) From January 1, 2022 through January 30, 2022, the MS Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. From January 31, 2022 through June 27, 2022, the MS Credit Facility transitioned the benchmark rate to Adjusted Term SOFR. Borrowings under the MS Credit Facility bore interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.25%. From June 28, 2022 to June 30, 2022, the MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.50%.
(4) From January 1, 2022 through April 19, 2022, the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through June 30, 2022, the MS Subscription Facility bore interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.

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
At June 30, 2023, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2023 and December 31, 2022, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of June 30, 2023	Fair Value as of June 30, 2023
MS Credit Facility	3	$343,500	$343,500
Total		$343,500	$343,500

	Level	Carrying Amount as of December 31, 2022	Fair Value as of December 31, 2022
MS Credit Facility	3	$356,500	$356,500
MS Subscription Facility	3	25,400	25,400
Total		$381,900	$381,900

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2023, the Company had unfunded commitments on delayed draw term loans of $27.3 million, and unfunded commitments on revolver term loans of $42.5 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $56.1 million, and unfunded commitments on revolver term loans of $47.5 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of June 30, 2023, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,246	$1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,769	1,175
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,029	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	5,824
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542
Coronis Health, LLC	Senior Secured First Lien Debt	Revolver	1,968	562
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,451	1,235
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,258	295
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	595
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	125	125
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,499	2,814
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	1,879
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	912	912
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	419
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,285	1,238
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	362
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	1,715
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver	1,590	1,590
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,317
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	519

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	$638	$319
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,651	440
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	515	212
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,290
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	259
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	868
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,233
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,896	792
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,154
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,448	1,158
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	742
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	137
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	5
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$98,063	$69,827

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of June 30, 2023 and as of December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$592,099	$219,151	$586,156	$221,281
Series A Preferred Stock	77,500	—	77,500	41,354
Total	$669,599	$219,151	$663,656	$262,635
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the six months ended June 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2023
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock six months ended June 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2023
March 27, 2023	41,353	$41,291
Total Capital Drawdowns	41,353	$41,291
The following table summarizes the total shares issued and proceeds, net of issuance, costs related to capital drawdowns of Series A Preferred Stock for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
April 7, 2022	5,000	$4,993
July 15, 2022	10,000	9,985
November 23, 2022	16,147	16,123
Total Capital Drawdowns	31,147	$31,101

Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2022	24,609,132	$25	$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—	—	12,061	12,061
Net realized gain (loss) from investment transactions	—	—	—	(161)	(161)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,261)	(1,261)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,023)	(1,023)
Distributions to common stockholders	—	—	—	(10,584)	(10,584)
Issuance of common stock, net of issuance costs	532,871	1	8,072	—	8,073
Reinvested dividends	197,903	0(1)	2,994	—	2,994
Balance as of March 31, 2023	25,339,906	$26	$386,623	$(4,132)	$382,517
Net investment income (loss)	—	—	—	13,636	13,636
Net realized gain (loss) from investment transactions	—	—	—	31	31
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,198)	(2,198)

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(10,895)	(10,895)
Reinvested dividends	202,931	0(1)	3,074	—	3,074
Balance as of June 30, 2023	25,542,837	$26	$389,697	$(5,759)	$383,964
(1) Less than $1.
The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2021	15,260,764	$15	$231,200	$4,758	$235,973
Net investment income (loss)	—	—	—	5,455	5,455
Net realized gain (loss) from investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(634)	(634)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	0(1)	0(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(97)	(97)
Distributions to common stockholders	—	—	—	(4,575)	(4,575)
Reinvested dividends	99,702	—	1,534	—	1,534
Balance as of March 31, 2022	15,360,466	$15	$232,734	$4,919	$237,668
Net investment income (loss)	—	—	—	5,924	5,924
Net realized gain (loss) from investment transactions	—	—	—	54	54
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,919)	(3,919)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(1)	(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(253)	(253)
Distributions to common stockholders	—	—	—	(5,996)	(5,996)
Issuance of common stock, net of issuance costs	1,653,439	2	24,998	—	25,000
Reinvested dividends	111,420	—	1,724	—	1,724
Balance as of June 30, 2022	17,125,325	$17	$259,456	$728	$260,201
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
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
The following table reflects the Common Stock activity for the six months ended June 30, 2023:

	Shares	Value
Shares Sold	532,871	$8,073
Shares Issued through DRIP	400,834	6,068
	933,705	$14,141
The following table reflects the Common Stock activity for the year ended December 31, 2022:

	Shares	Value
Shares Sold	8,821,043	$133,854
Shares Issued through DRIP	527,325	8,073
	9,348,368	$141,927

Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of June 30, 2023, the Company has received total Preferred Capital Commitments of $77.5 million, which has and will continue to call from time to time. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of June 30, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 36,147 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
For the period ended June 30, 2023
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of June 30, 2023 and December 31, 2022, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the six months ended June 30, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	7
Ending Balance, June 30, 2023	77,500	$77,388
The following table presents the activity in the Company’s Series A Preferred Stock for the six months ended June 30, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	5,000	5,000
Amortization of offering costs	—	(7)
Ending Balance, June 30, 2022	10,000	$9,985

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2023 and 2022.

	For the three months ended June 30,		For the six months ended June 30,
Numerator	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$11,469	$2,059	$22,108	$6,890
Less: cumulative preferred stock dividends	(2,197)	(508)	(4,394)	(761)
Less: changes in carrying value of redeemable securities	(4)	(1)	(7)	(1)
Numerator for EPS - income available to common stockholders	$9,268	$1,550	$17,707	$6,128

Denominator
Weighted average common shares outstanding	25,464,807	16,026,077	25,058,806	15,668,119
Basic and diluted earnings per share	$0.36	$0.10	$0.71	$0.39

Note 12 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43
April 27, 2023	April 27, 2023	May 5, 2023	$0.43

The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$0.30
May 11, 2022	May 11, 2022	May 24, 2022	$0.39

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$28.31
April 27, 2023	April 27, 2023	May 5, 2023	$28.35

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$19.49
May 11, 2022	May 11, 2022	May 24, 2022	$25.28

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)
As of June 30, 2023, the Company's domestic subsidiary had a cumulative net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $5.6 million and a deferred tax liability of $(6.5) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of June 30, 2023, deferred tax assets have been offset by valuation allowances of $0.5 million.

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

Note 14 - Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	For the the six months ended June 30,
	2023	2022
Per share data:
Net asset value attributable to common stock, beginning of period	$15.13	$15.46

Results of operations (1)
Net investment income (loss)	1.03	0.73
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.14)	(0.29)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.89	0.44

Accretion to redemption value of Series A redeemable convertible preferred stock (1)(8)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.13)	(0.02)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.76	0.42

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.86)	(0.69)
Net decrease in net assets resulting from stockholder distributions	(0.86)	(0.69)
Net asset value attributable to common stock, end of period	$15.03	$15.19

Common shares outstanding at end of period	25,542,837	17,125,325
Total return (3)	5.08%	2.72%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$383,964	$260,201

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

	For the the six months ended June 30,
	2023	2022
Ratio of net investment income to average net assets attributable to common stock (4)	13.65%	9.38%
Ratio of total expenses to average net assets attributable to common stock (4)(5)	11.94%	8.05%
Ratio of net expenses to average net assets attributable to common stock (4)(6)	10.93%	7.52%
Portfolio turnover rate (7)	2.67%	2.24%
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
(4) Ratios are annualized, except for incentive fees and waivers.
(5) Ratio of total expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense over average net assets attributable to common stock.
(6) Ratio of net expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets attributable to common stock.
(7) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(8) Rounds to less than $0.01 per share.
Note 15 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the six months ended June 30, 2023:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2023
Control Investments
Post Road Equipment Finance, LLC (2)	Equity/Other	$1,350	$30,742	$—	$—	$—	$—	$30,742
Post Road Equipment Finance, LLC (2)	Subordinated Debt	530	6,914	4,086	—	—	—	11,000
Post Road Equipment Finance, LLC (2)	Subordinated Debt	1,571	24,500	9	—	—	(9)	24,500
Total Control Investments		$3,451	$62,156	$4,095	$—	$—	$(9)	$66,242
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
For the period ended June 30, 2023
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

On July 28, 2023, the Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on or around August 7, 2023 to stockholders of record as of July 28, 2023.

On July 28, 2023, the Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which is payable on or around August 7, 2023 to stockholders of record as of July 28, 2023.
On July 17, 2023, the Company delivered drawdown notices to the Company’s Common Stock investors for an aggregate offering price of approximately $1.6 million.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2023, 91.2% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing (“Initial Closing”) of capital commitments (“Capital Commitments”) to purchase shares of our common stock (“Common Stock”) to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of June 30, 2023, investors had made aggregate Capital Commitments to purchase Common Stock of $592.1 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our board of directors (“Board of Directors”) has extended such that it currently will end December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock (the “Series A Preferred Stock”). On the same day, we entered into the preferred subscription agreements (the “Preferred Subscription Agreements”) with certain investors, pursuant to which investors made new preferred capital commitments (“Preferred Capital Commitments") to purchase shares of our Series A Preferred Stock. As of June 30, 2023, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At June 30, 2023:
Investment Portfolio	$795,571
Net assets attributable to common stock	383,964
Debt (net of deferred financing costs)	341,778
Short-term borrowings	41,149
Net asset value per share attributable to common stock	15.03

Portfolio Activity for the Six Months Ended June 30, 2023:
Purchases during the year	34,823
Sales, repayments, and other exits during the year	21,061
Number of portfolio companies at end of year	74

Operating Results for the Six Months Ended June 30, 2023:
Net investment income (loss) per share - basic	1.03
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.89
Net investment income (loss)	25,697
Net realized and unrealized gain (loss)	(3,589)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	18,881
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

During the six months ended June 30, 2023, we made $34.8 million of investments in new portfolio companies and had $21.1 million in aggregate amount of sales and repayments, resulting in net investments of $13.8 million for the period. The total portfolio of debt investments at fair value consisted of 98.2% bearing variable interest rates and 1.8% bearing fixed interest rates.
Our portfolio composition, based on fair value at June 30, 2023 was as follows:

	June 30, 2023
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	84.5%	11.7%
Senior Secured Second Lien Debt	6.7	13.3
Subordinated Debt	4.5	13.0
Debt Subtotal	95.7%	11.9%
Equity/Other	4.3	8.3
Total	100.0%	11.7%
(1) As of June 30, 2023, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 4.5% and 3.9% of our total portfolio, respectively. Post Road’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Post Road as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of June 30, 2023 would be as follows:

June 30, 2023
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.9%
Senior Secured Second Lien Debt	6.7
Senior Secured - Subtotal	99.6%
Equity/Other	0.4
Total	100.0%
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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.1 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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

Our operating results for the three and six months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Total investment income	$23,844	$10,890	$46,268	$20,501
Expenses, net of incentive fee waiver	9,998	4,875	20,153	8,709
Income tax expense, including excise tax	210	91	418	414
Net investment income (loss)	$13,636	$5,924	$25,697	$11,378

Investment Income
For the three and six months ended June 30, 2023, total investment income was $23.8 million and $46.3 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $789.0 million and a weighted average current yield of 11.7%. Included within total investment income was $0.6 million and $0.9 million, respectively, of fee income for the three and six months ended June 30, 2023. Fee income consists primarily of commitment fees. For the three and six months ended June 30, 2022, total investment income was $10.9 million and $20.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $588.0 million and a weighted average current yield of 8.1%. Included within total investment income was $0.3 million and $0.4 million, respectively, of fee income for the three and six months ended June 30, 2022. Fee income consists primarily of commitment fees. The increase in investment income for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 was primarily driven by our deployment of capital and increasing invested balance as well as the rising rate environment.
Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Management fees	$1,039	$774	$2,043	$1,454
Incentive fee on income	2,045	889	3,854	1,707
Incentive fee on capital gains	—	(316)	—	(409)
Interest and debt fees	7,627	3,209	15,603	5,454
Professional fees	511	349	1,023	758
Other general and administrative	456	347	912	644
Administrative services	91	57	149	104
Directors' fees	274	139	423	295
Incentive fee waiver	(2,045)	(573)	(3,854)	(1,298)
Expenses, net of incentive fee waiver	$9,998	$4,875	$20,153	$8,709
Interest and debt fees
For the three and six months ended June 30, 2023, we incurred interest and debt fees of $7.6 million and $15.6 million, respectively. For the three and six months ended June 30, 2022, we incurred interest and debt fees of $3.2 million and $5.5 million, respectively. The increase in interest and debt fees for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 was primarily driven by the increase in our average daily borrowings, and rising rate environment.

Management Fees

For the three and six months ended June 30, 2023, we incurred management fees of $1.0 million and $2.0 million, respectively. For the three and six months ended June 30, 2022, we incurred management fees of $0.8 million and $1.5 million, respectively. The increase in management fees for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

For the three and six months ended June 30, 2023, we incurred professional fees and other general and administrative expenses of $1.0 million and $1.9 million, respectively. For the three and six months ended June 30, 2022, we incurred professional fees and other general and administrative expenses of $0.7 million and $1.4 million, respectively. The increase in professional fees and other general and administrative expenses for the three and six months ended June 30, 2022 to the three and six months ended June 30, 2023 was primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net realized gain (loss)
Non-affiliate investments	$31	$54	$(130)	$66
Total net realized gain (loss)	$31	$54	$(130)	$66

Net change in unrealized appreciation (depreciation) on investments
Control investments	$(2)	$(37)	$(9)	$41
Affiliate Investments	$—	$(3)	$—	$(2)
Non-affiliate investments	$(2,196)	$(3,879)	$(2,935)	$(4,593)
Net change in deferred taxes	0(1)	$—	$(515)	$—
Total net change in unrealized appreciation (depreciation) on investments	$(2,198)	$(3,919)	$(3,459)	$(4,554)
Net realized and unrealized gain (loss)	$(2,167)	$(3,865)	$(3,589)	$(4,488)
The net realized and unrealized loss for the three and six months ended June 30, 2023 was primarily driven by unrealized losses on senior secured investments.

The net realized and unrealized loss for the three and six months ended June 30, 2022 was primarily driven by unrealized losses on senior secured investments.
Recent Developments

On July 28, 2023, our Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on or around August 7, 2023 to stockholders of record as of July 28, 2023.

On July 28, 2023, our Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which is payable on or around August 7, 2023 to stockholders of record as of July 28, 2023.
On July 17, 2023, we delivered drawdown notices to our Common Stock investors for an aggregate offering price of approximately $1.6 million.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of June 30, 2023, we had issued 25.5 million shares of our Common Stock for net proceeds of $387.9 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for net proceeds of $77.4 million. As of June 30, 2022, we had issued 17.1 million shares of our Common Stock for net proceeds of $260.1 million, including shares issued pursuant to the DRIP. We had also issued 10,000 shares of Series A Preferred Stock for net proceeds of $10.0 million.
As of June 30, 2023, we had $47.7 million of cash. For the six months ended June 30, 2023, net cash provided by operating activities was $8.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the six months ended June 30, 2023 was primarily a result of purchases of investments of $34.8 million, partially offset by sales and repayments of investments of $21.1 million. As of June 30, 2022, we had $13.7 million of cash. For the six months ended June 30, 2022, net cash used in operating activities was $148.2 million. The level of cash flows used in operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the six months ended June 30, 2022 was primarily a result of purchases of investments of $157.3 million, partially offset by sales and repayments of investments of $12.8 million.

Net cash provided by financing activities of $12.9 million during the six months ended June 30, 2023 primarily related to proceeds from issuance of shares of common stock of $8.3 million, proceeds from issuance of shares of preferred stock of $41.4 million, proceeds from debt of $32.0 million, and proceeds from short-term borrowings of $41.1 million partially offset by payments on debt of $70.4 million, repayments on short-term borrowings of $20.8 million, common stockholder distributions of $15.4 million, and preferred stockholder distributions of $3.2 million. Net cash provided by financing activities of $149.0 million during the six months ended June 30, 2022 primarily related to proceeds from debt of $99.0 million, proceeds from short-term borrowings of $62.9 million, proceeds from issuance of shares of common stock of $33.4 million, proceeds from issuance of shares of preferred stock of $5.0 million partially offset by payments on debt of $15.0 million, repayments on short-term borrowings of $27.5 million, payments on financing costs of $1.1 million, common stockholder distributions of $7.3 million, and preferred stockholder distributions of $0.4 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of June 30, 2023, we are party to the MS Credit Facility, which is defined in and described in more detail in Note 5 - Borrowings.
As of June 30, 2023, we had $56.5 million of availability under the MS Credit Facility (subject to borrowing base availability), and had approximately $219.2 million of uncalled capital commitments to purchase shares of our Common Stock. We believe that it is unlikely that an investor with unfunded capital commitments of $217.5 million as of June 30, 2023 will be able to fund all of its unfunded capital commitment. As of June 30, 2022, we had $126.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $390.4 million of uncalled capital commitments to purchase shares of our Common Stock and Series A Preferred Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the six months ended June 30,
	2023	2022
Distributions declared	$21,479	$10,569
Distributions paid	$21,499	$10,569
Portion of distributions paid in cash	$15,431	$7,300
Portion of distributions paid in DRIP shares	$6,068	$3,269

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the six months ended June 30,
	2023	2022
Distributions declared	$3,220	$350
Distributions paid	$3,220	$350
Portion of distributions paid in cash	$3,220	$350
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2023 and 2022, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2023 will be reported to stockholders shortly after the end of the calendar year 2023 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2023, the Company incurred $0.3 million and $0.6 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative expenses on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and six months ended June 30, 2022, the Company incurred $0.2 million and $0.4 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative expenses on the consolidated statements of operations in the accompanying consolidated financial statements.
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
The MS Subscription Facility was terminated on March 29, 2023.
Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2023 and December 31, 2022, the Company had short-term borrowings outstanding of $41.1 million and $20.8 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $1.3 million and $0.7 million, respectively, in connection with short-term borrowings. For the six months ended June 30, 2023, the Company had an average outstanding balance of short-term borrowings of $31.0 million and bore interest at a weighted average rate of 0.02%. For the six months ended June 30, 2022, the Company had an average outstanding balance of short-term borrowings of $38.2 million and bore interest at a weighted average rate of 0.01%.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2023 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$343,500	$—	$343,500	$—	$—
Short-term borrowings	41,149	41,149	—	—	—
Total		$41,149	$343,500	$—	$—
—–—–—–—–—–
(1) As of June 30, 2023, we had $56.5 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2023, we had unfunded commitments on delayed draw term loans of $27.3 million and unfunded commitments on revolver term loans of $42.5 million. As of December 31, 2022, we had unfunded commitments on delayed draw term loans of $56.1 million and unfunded commitments on revolver term loans of $47.5 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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
As of June 30, 2023, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.25% with a total carrying value (net of deferred financing costs) of $341.8 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 555 Basis Points	$(23,493)
(-) 200 Basis Points	$(8,473)
(-) 100 Basis Points	$(4,236)
(-) 50 Basis Points	$(2,118)
(+) 50 Basis Points	$2,118
(+) 100 Basis Points	$4,236
(+) 200 Basis Points	$8,473

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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2023, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $899.8 million in total assets, (ii) a weighted average cost of funds of 7.53%, (iii) $400.0 million of debt outstanding (i.e. assumes that the full amount is available to us under our MS Credit Facility as of June 30, 2023) and (iv) $384.0 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(31.28)%	(19.56)%	(7.84)%	3.87%	15.59%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2023 total assets of at least 3.35%.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Previously disclosed on Form 8-K filings.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 11, 2023

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 11, 2023