Form 10-Q
period 2023-09-30
Franklin BSP Capital Corp
filed 2023-11-13
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 7, 2023 was 25,862,766.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $67,151 and $62,113, respectively)	$67,183	$62,156
Non-Affiliate Investments, at fair value (amortized cost of $699,555 and $726,116, respectively)	691,878	720,224
Investments, at fair value (amortized cost of $766,706 and $788,229, respectively)	759,061	782,380
Cash and cash equivalents	70,025	26,239
Deferred offering costs	—	100
Interest and dividends receivable	9,300	6,444
Receivable for unsettled trades	10,520	713
Capital call receivable	31	235
Prepaid expenses and other assets	1,342	72
Due from broker	8,336	—
Total assets	$858,615	$816,183

Liabilities:
Debt (net of deferred financing costs of $1,469 and $2,320, respectively)	$342,031	$379,580
Short-term borrowings	—	20,792
Secured borrowings	33,344	—
Stockholder distributions payable	13	33
Management fees payable	1,079	1,007
Accounts payable and accrued expenses	5,680	2,583
Interest and debt fees payable	6,276	1,407
Directors' fees payable	175	17
Other liabilities	2,054	2,250
Total liabilities	390,652	407,669
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at September 30, 2023 and 36,147 issued and outstanding at December 31, 2022	77,393	36,093

Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 25,862,766 issued and outstanding at September 30, 2023, and 24,609,132 issued and outstanding at December 31, 2022	26	25
Additional paid in capital	394,483	375,557
Total distributable earnings (loss)	(3,939)	(3,161)
Total net assets attributable to common stock	390,570	372,421
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$858,615	$816,183
Net asset value per share attributable to common stock	$15.10	$15.13
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Investment income:
From control investments:
Interest income	$1,154	$770	$3,252	$1,966
Dividend income	675	675	2,025	2,023
Fee and other income	2	1	5	2
Total investment income from control investments	1,831	1,446	5,282	3,991
From affiliate investments:
Interest income	—	—	—	4
Total investment income from affiliate investments	—	—	—	4
From non-affiliate investments:
Interest income	21,180	13,713	62,655	31,211
Dividend income	34	34	101	34
Fee and other income	513	690	1,375	1,134
Total investment income from non-affiliate investments	21,727	14,437	64,131	32,379
Interest from cash and cash equivalents	732	66	1,145	76
Total investment income	24,290	15,949	70,558	36,450
Operating expenses:
Management fees	1,079	919	3,122	2,373
Incentive fee on income	2,109	1,285	5,963	2,992
Incentive fee on capital gains	—	—	—	(409)
Interest and debt fees	7,842	5,377	23,445	10,831
Professional fees	493	494	1,516	1,252
Other general and administrative	413	306	1,325	938
Amortization of common stock offering costs	—	—	—	12
Administrative services	48	51	197	155
Directors' fees	296	139	719	434
Total expenses before incentive fee waiver	12,280	8,571	36,287	18,578
Incentive fee waiver	(2,109)	(1,285)	(5,963)	(2,583)
Expenses, net of incentive fee waiver	10,171	7,286	30,324	15,995
Net investment income (loss) before income taxes	14,119	8,663	40,234	20,455
Income tax expense, including excise tax	50	89	468	503
Net investment income (loss)	14,069	8,574	39,766	19,952

Realized and unrealized gain (loss):
Net realized gain (loss)
Non-affiliate investments	(211)	197	(341)	263
Total net realized gain (loss)	(211)	197	(341)	263

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments
Control investments	(2)	3	(11)	44
Non-affiliate investments	1,150	(1,562)	(1,785)	(6,153)
Net change in deferred taxes	(6)	(171)	(521)	(171)
Total net change in unrealized appreciation (depreciation) on investments	1,142	(1,730)	(2,317)	(6,280)
Net realized and unrealized gain (loss)	931	(1,533)	(2,658)	(6,017)

Net increase (decrease) in net assets resulting from operations attributable to participating securities	$15,000	$7,041	$37,108	$13,935
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(1)	(12)	(2)
Accrual of Series A redeemable convertible preferred stock distributions	(2,197)	(508)	(5,417)	(859)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$12,798	$6,532	$31,679	$13,074

Per share information
Net investment income (loss)	$0.55	$0.44	$1.57	$1.18
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$0.58	$0.38	$1.47	$0.82
Basic and diluted earnings (loss) per share	$0.49	$0.34	$1.21	$0.75
Weighted average common shares outstanding	25,739,135	19,481,677	25,288,074	16,953,274

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Operations:
Net investment income (loss)	$39,766	$19,952
Net realized gain (loss) from investments	(341)	263
Net change in unrealized appreciation (depreciation) on investments	(1,796)	(6,109)
Net change in deferred taxes	(521)	(171)
Accretion to redemption value of Series A redeemable convertible preferred stock	(12)	(2)
Accrual of Series A redeemable convertible preferred stock distributions	(5,417)	(859)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	31,679	13,074
Stockholder distributions:
Common stockholder distributions	(32,458)	(18,267)
Net decrease in net assets attributable to common stock from stockholder distributions	(32,458)	(18,267)
Capital share transactions:
Issuance of common stock, net of issuance costs	9,718	115,000
Reinvestment of common stockholder distributions	9,210	5,499
Net increase in net assets attributable to common stock from capital share transactions	18,928	120,499
Total increase (decrease) in net assets attributable to common stock	18,149	115,306
Net assets at beginning of period attributable to common stock	372,421	235,973
Net assets at end of period attributable to common stock	$390,570	$351,279

Net asset value per share attributable to common stock	$15.10	$15.15
Common shares outstanding at end of period	25,862,766	23,182,891

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Operating activities:
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$37,108	$13,935
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(2,043)	(1,131)
Net accretion of discount on investments	(1,351)	(828)
Amortization of deferred financing costs	851	853
Amortization of deferred offering costs	—	1
Accretion of redemption value of Series A redeemable convertible preferred stock	—	(2)
Sales and repayments of investments	71,019	36,716
Purchases of investments	(46,408)	(262,305)
Net realized (gain) loss from investments	341	(263)
Net change in unrealized (appreciation) depreciation on investments	1,796	6,109
(Increase) decrease in operating assets:
Interest and dividends receivable	(2,856)	(4,507)
Receivable for unsettled trades	(9,807)	(436)
Prepaid expenses and other assets	(1,270)	(50)
Due from broker	(8,336)	—
(Increase) decrease in operating liabilities:
Management fees payable	72	395
Accounts payable and accrued expenses	3,097	(289)
Payable for unsettled trades	—	(14,835)
Interest and debt fees payable	4,869	738
Directors' fees payable	158	17
Other liabilities	(196)	(1,008)
Net cash provided by (used in) operating activities	47,044	(226,890)

Financing activities:
Secured borrowings	33,344	—
Proceeds from issuance of shares of common stock	9,922	119,069
Proceeds from issuance of shares of preferred stock	41,353	14,978
Proceeds from debt	32,000	160,000
Payments on debt	(70,400)	(55,500)
Proceeds from short-term borrowings	68,583	168,268
Repayments on short-term borrowings	(89,375)	(150,657)
Payments of financing costs	—	(1,149)
Common stockholder distributions	(23,268)	(12,768)
Preferred stockholder distributions	(5,417)	(859)
Net cash provided by (used in) financing activities	(3,258)	241,382
Net increase (decrease) in cash and cash equivalents	43,786	14,492
Cash and cash equivalents, beginning of period	26,239	12,860
Cash and cash equivalents, end of period	$70,025	$27,352

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Supplemental information:
Interest and non-usage fees paid during the period	$17,306	$9,142
Taxes, including excise tax, paid during the period	$325	$476
Distributions reinvested during the period	$9,210	$5,499

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 163.0% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	S+ 7.50% (12.94%), 3/4/2027	$4,183	$4,129	$4,247	1.1%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	S+ 6.50% (12.07%), 5/7/2026	91	91	90	0.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	S+ 6.50% (11.87%), 5/7/2027	5,713	5,640	5,634	1.4%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	S+ 6.50% (11.94%), 5/7/2027	1,171	1,171	1,155	0.3%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.92%), 10/2/2028	4,583	4,583	4,583	1.2%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.92%), 10/2/2028	2,873	2,824	2,873	0.7%
American Rock Salt Company, LLC (h)	Chemicals	S+ 4.00% (9.43%), 6/5/2028	2,023	2,019	1,868	0.5%
Armada Parent, Inc. (c) (h)	Industrials	S+ 5.75% (11.27%), 10/29/2027	1,008	1,008	992	0.3%
Armada Parent, Inc. (c) (h)	Industrials	S+ 5.75% (11.27%), 10/29/2027	20,010	19,708	19,687	5.0%
Avalara, Inc. (c) (h)	Software/Services	S+ 7.25% (12.64%), 10/19/2028	19,896	19,460	19,476	5.0%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	11,848	11,661	11,593	3.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	S+ 6.00% (11.49%) 4.00% PIK, 6/18/2027	4,863	4,863	4,799	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment	S+ 6.00% (11.49%) 4.00% PIK, 6/18/2027	12,282	12,114	12,121	3.1%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	S+ 6.25% (11.72%) 3.00% PIK, 12/29/2028	796	796	759	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	S+ 6.25% (11.68%), 12/29/2028	1,559	1,559	1,486	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	S+ 6.25% (11.72%), 3.00% PIK, 12/29/2028	1,567	1,567	1,494	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare	S+ 6.25% (11.72%) 3.00% PIK, 12/29/2028	9,403	9,235	8,965	2.3%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (12.72%), 6/23/2027	11,720	11,542	11,522	3.0%
Center Phase Energy, LLC (c) (h)	Utilities	S+ 7.00% (12.67%), 6/23/2027	253	253	248	0.1%
Communication Technology Intermediate, LLC (c)	Business Services	S+ 5.50% (10.93%), 5/5/2027	86	86	86	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.93%), 5/5/2027	7,497	7,363	7,497	1.9%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.93%), 5/5/2027	2,608	2,608	2,608	0.7%
Community Brands ParentCo, LLC (c) (h)	Software/Services	S+ 5.50% (11.02%), 2/24/2028	9,083	8,939	8,919	2.3%
Coronis Health, LLC (c)	Healthcare	S+ 6.25% (11.27%), 7/12/2028	1,968	1,968	1,933	0.5%
Coronis Health, LLC (c) (h)	Healthcare	S+ 6.25% (11.62%), 7/27/2029	24,116	23,655	23,687	6.1%
Division Holding Corp. (h)	Business Services	S+ 4.75% (10.18%), 5/26/2028	3,713	3,682	3,685	0.9%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (10.82%), 4/14/2028	456	456	452	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Eliassen Group, LLC (c) (h)	Business Services	S+ 5.50% (10.84%), 4/14/2028	$5,694	$5,649	$5,644	1.4%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (12.04%), 10/11/2028	960	960	936	0.2%
Faraday Buyer, LLC (c) (h)	Utilities	S+ 7.00% (12.32%), 10/11/2028	12,837	12,495	12,514	3.2%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.99%), 9/13/2027	9,585	9,433	9,585	2.5%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.99%), 9/13/2027	800	800	800	0.2%
First Eagle Holdings, Inc. (c) (h)	Financials	S+ 6.50% (11.83%), 3/1/2027	13,860	13,531	13,526	3.5%
Florida Food Products, LLC (c) (h)	Food & Beverage	S+ 5.00% (10.43%), 10/18/2028	12,537	12,343	11,754	3.0%
FR Flow Control Luxco 1 SARL (c) (h)	Industrials	S+ 5.50% (10.93%), 6/28/2026	4,428	4,395	4,428	1.1%
Galway Borrower, LLC (c) (h)	Financials	S+ 5.25% (10.74%), 9/29/2028	125	125	122	0.0%
Galway Borrower, LLC (c) (h)	Financials	S+ 5.25% (10.74%), 9/29/2028	13,438	13,275	13,438	3.4%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.57%), 5/18/2029	2,755	2,755	2,714	0.7%
Geosyntec Consultants, Inc. (c) (h)	Business Services	S+ 5.25% (10.57%), 5/18/2029	11,436	11,262	11,268	2.9%
Gordian Medical, Inc. (c) (h)	Healthcare	S+ 6.25% (12.15%), 1/31/2027	4,372	4,295	3,082	0.8%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities	S+ 6.00% (11.65%), 11/12/2026	4,572	4,510	4,572	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.47%), 9/22/2028	7,957	7,830	7,884	2.0%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.47%), 9/22/2028	143	142	142	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.73%), 5/23/2028	256	256	252	0.1%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 6.25% (11.73%), 5/23/2028	8,913	8,769	8,760	2.2%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging	S+ 6.25% (11.72%), 5/23/2028	3,812	3,812	3,747	1.0%
IQN Holding Corp. (c) (h)	Software/Services	S+ 5.25% (10.67%), 5/2/2029	5,765	5,720	5,718	1.5%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,275	2,275	2,004	0.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	S+ 5.75% (11.17%), 12/10/2027	1,044	1,044	1,044	0.3%
Knowledge Pro Buyer, Inc. (c)	Business Services	P+ 4.75% (13.25%), 12/10/2027	642	642	642	0.2%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services	S+ 5.75% (11.17%), 12/10/2027	11,036	10,876	11,036	2.8%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	S+ 4.75% (10.26%), 3/20/2028	5,411	5,392	5,411	1.4%
Medical Management Resource Group, LLC (c)	Healthcare	S+ 5.75% (11.27%), 9/30/2026	217	217	214	0.1%
Medical Management Resource Group, LLC (c) (h)	Healthcare	S+ 5.75% (11.21%), 9/30/2027	2,978	2,978	2,938	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare	S+ 5.75% (11.27%), 9/30/2027	7,212	7,108	7,114	1.8%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	S+ 6.50% (11.93%), 7/29/2026	1,286	1,286	1,286	0.3%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	S+ 6.50% (11.93%), 7/29/2026	21,232	20,948	21,232	5.4%
Odessa Technologies, Inc. (c) (h)	Software/Services	S+ 5.75% (11.17%), 10/19/2027	6,474	6,380	6,474	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.04%), 4/5/2027	$587	$587	$587	0.2%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.22%), 4/6/2026	235	235	235	0.1%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	11,207	10,990	11,207	2.9%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	2,425	2,425	2,425	0.6%
Pie Buyer, Inc. (c) (h)	Food & Beverage	S+ 5.50% (11.20%), 4/5/2027	830	818	830	0.2%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.45%), 4/6/2027	7,499	7,397	7,156	1.8%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.45%), 4/6/2027	2,680	2,639	2,558	0.7%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.45%), 4/6/2027	400	400	382	0.1%
Point Broadband Acquisition, LLC (c)	Telecom	S+ 6.00% (11.51%), 10/2/2028	3,642	3,642	3,642	0.9%
Point Broadband Acquisition, LLC (c) (h)	Telecom	S+ 6.00% (11.37%), 10/2/2028	8,641	8,461	8,641	2.2%
Relativity Oda, LLC (c) (h)	Software/Services	S+ 6.50% (11.92%), 5/12/2027	2,291	2,257	2,291	0.6%
Roadsafe Holdings, Inc. (c) (h)	Industrials	S+ 5.75% (10.94%), 10/19/2027	3,305	3,258	3,305	0.8%
Roadsafe Holdings, Inc. (c) (h)	Industrials	S+ 5.75% (11.29%), 10/19/2027	4,326	4,326	4,326	1.1%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (11.04%), 10/30/2026	2,166	2,166	2,166	0.6%
RSC Acquisition, Inc. (c) (h)	Financials	S+ 5.50% (11.04%), 10/30/2026	6,797	6,792	6,797	1.7%
Safe Fleet Holdings, LLC (h)	Industrials	S+ 5.00% (10.42%), 2/23/2029	5,992	5,835	6,007	1.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (11.44%), 11/18/2027	16,589	16,318	16,589	4.2%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (11.44%), 11/18/2027	14,780	14,547	14,780	3.8%
SCIH Salt Holdings, Inc. (h)	Industrials	S+ 4.00% (9.63%), 3/16/2027	1,089	1,085	1,081	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services	S+ 5.75% (11.24%), 12/8/2028	4,963	4,879	4,963	1.3%
Simplifi Holdings, Inc. (c)	Media/Entertainment	S+ 5.50% (10.68%), 10/1/2026	323	323	318	0.1%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	S+ 5.50% (10.68%), 10/1/2027	15,846	15,593	15,608	4.0%
SitusAMC Holdings Corp. (c) (h)	Financials	S+ 5.50% (10.99%), 12/22/2027	6,324	6,279	6,324	1.6%
Skillsoft Corp. (h)	Technology	S+ 5.25% (10.70%), 7/14/2028	586	580	551	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging	S+ 5.50% (10.93%), 12/30/2026	4,872	4,830	4,872	1.2%
SunMed Group Holdings, LLC (c) (h)	Healthcare	S+ 5.50% (10.99%), 6/16/2028	3,835	3,785	3,778	1.0%
The NPD Group, LP (c)	Business Services	P+ 4.75% (13.25%), 12/1/2027	170	170	167	0.0%
The NPD Group, LP (c) (h)	Business Services	S+ 6.25% (11.58%) 2.75% PIK, 12/1/2028	17,023	16,738	16,767	4.3%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	S+ 4.00% (9.43%), 5/18/2028	1,797	1,792	1,797	0.5%
Tivity Health, Inc. (c) (h)	Healthcare	S+ 6.00% (11.39%), 6/28/2029	31,860	31,161	31,210	8.0%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	S+ 5.25% (10.78%), 6/29/2027	$1,768	$1,768	$1,768	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	S+ 5.25% (10.62%), 6/29/2027	8,788	8,671	8,788	2.3%
Triple Lift, Inc. (c)	Software/Services	S+ 5.50% (10.95%), 5/5/2028	534	534	513	0.1%
Triple Lift, Inc. (c) (h)	Software/Services	S+ 5.75% (11.30%), 5/5/2028	11,843	11,671	11,370	2.9%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	S+ 6.50% (11.94%), 11/18/2027	1,389	1,389	1,376	0.4%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	S+ 6.00% (11.49%), 11/18/2027	2,176	2,176	2,154	0.6%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	S+ 6.00% (11.48%), 11/18/2027	5,495	5,385	5,440	1.4%
US Salt Investors, LLC (c) (h)	Chemicals	S+ 5.50% (11.04%), 7/19/2028	8,510	8,379	8,351	2.1%
Vensure Employer Services, Inc. (c) (h)	Business Services	S+ 4.75% (10.13%), 4/1/2027	4,748	4,726	4,748	1.2%
Victors CCC Buyer, LLC (c) (h)	Business Services	S+ 5.75% (11.18%), 6/1/2029	7,183	7,055	7,062	1.8%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (11.05%), 7/1/2028	499	499	491	0.1%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (11.05%), 7/1/2028	724	724	714	0.2%
West Coast Dental Services, Inc. (c) (h)	Healthcare	S+ 5.50% (11.02%), 7/1/2028	8,376	8,252	8,254	2.1%
Westwood Professional Services, Inc. (c)	Business Services	S+ 6.00% (11.42%), 5/26/2026	1,162	1,162	1,162	0.3%
Westwood Professional Services, Inc. (c) (h)	Business Services	S+ 6.00% (11.42%), 5/26/2026	3,651	3,607	3,651	0.9%
WHCG Purchaser III, Inc. (c)	Healthcare	S+ 5.75% (11.40%), 6/22/2028	3,027	3,027	2,221	0.6%
WHCG Purchaser III, Inc. (c)	Healthcare	S+ 5.75% (11.40%), 6/22/2026	1,816	1,816	1,466	0.4%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	S+ 5.75% (11.40%), 6/22/2028	12,458	12,259	9,139	2.3%
WIN Holdings III Corp. (c) (h)	Consumer	S+ 5.25% (10.69%), 7/16/2028	12,513	12,329	12,513	3.2%
Zendesk, Inc. (c) (m) (n)	Software/Services	S+ 6.75% (12.15%) 3.25% PIK, 11/22/2028	21,589	21,325	21,218	5.4%
Subtotal Senior Secured First Lien Debt				$641,545	$636,499	163.0%

Senior Secured Second Lien Debt - 13.2% (b)
American Rock Salt Company, LLC (h)	Chemicals	S+ 7.25% (12.68%), 6/11/2029	$6,010	$5,950	$5,334	1.3%
ASP LS Acquisition Corp. (c) (h)	Transportation	S+ 7.50% (13.40%), 5/7/2029	4,275	4,264	3,534	0.9%
Corelogic, Inc. (h)	Business Services	S+ 6.50% (11.93%), 6/4/2029	4,645	4,604	3,894	1.0%
Mercury Merger Sub, Inc. (c) (h)	Business Services	S+ 6.50% (12.03%), 8/2/2029	6,080	6,042	5,886	1.5%
Proofpoint, Inc. (c) (h)	Software/Services	S+ 6.25% (11.68%), 8/31/2029	3,380	3,367	3,380	0.9%
RealPage, Inc. (h)	Software/Services	S+ 6.50% (11.93%), 4/23/2029	5,445	5,381	5,452	1.4%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	S+ 6.75% (12.18%), 5/18/2029	1,947	1,935	1,947	0.5%
TRC Cos, Inc. (c) (h)	Industrials	S+ 6.75% (12.18%), 12/7/2029	7,045	6,988	6,742	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2023
(Unaudited)

Portfolio Company (f) (g) (l)	Industry	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
USIC Holdings, Inc. (c) (h)	Business Services	S+ 6.50% (11.93%), 5/14/2029	$2,449	$2,428	$2,361	0.6%
Victory Buyer, LLC (c) (h)	Industrials	S+ 7.00% (12.43%), 11/19/2029	14,304	14,188	13,274	3.4%
Subtotal Senior Secured Second Lien Debt				$55,147	$51,804	13.2%

Subordinated Debt - 8.8% (b)
Post Road Equipment Finance, LLC (c) (k) (m) (n)	Financials	S+ 7.75% (13.06%), 12/31/2028	$10,057	$10,057	$10,057	2.6%
Post Road Equipment Finance, LLC (c) (k) (m) (n)	Financials	S+ 7.75% (13.06%), 12/31/2028	24,500	24,433	24,500	6.2%
Subtotal Subordinated Debt				$34,490	$34,557	8.8%

Equity/Other - 9.3% (b) (d)
Center Phase Energy, LLC (c) (i)	Utilities		1,680	$1,680	$1,742	0.5%
Jakks Pacific, Inc. (c)	Consumer		783	23	116	0.0%
Point Broadband Acquisition, LLC (c) (e) (i)	Telecom		1,159,828	1,160	1,717	0.4%
Post Road Equipment Finance, LLC (c) (i) (k)	Financials		29,908,561	32,661	32,626	8.4%
Subtotal Equity/Other				$35,524	$36,201	9.3%

Total Investments - 194.3% (b)				$766,706	$759,061	194.3%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At September 30, 2023, qualifying assets represent 100.0% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of September 30, 2023.
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
(e)    Non-income producing at September 30, 2023.
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
(j)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
(k)    The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s outstanding voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be “controlled” when the Company owns more than 25% of the portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as “controlled”.

(l)    Unless otherwise indicated, all securities are restricted securities.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2023
(Unaudited)

(m)    The Company’s investment or a portion thereof is held through a total return swap agreement with Nomura Global Financial Products Inc. (“Nomura”).

(n)    60% of the Company’s investment is pledged as collateral under the total return swap agreement with Nomura.

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2023:

	At September 30, 2023
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$182,425	24.0%
Financials	117,012	15.4%
Business Services	115,919	15.3%
Software/Services	99,154	13.1%
Industrials	67,257	8.9%
Media/Entertainment	44,439	5.8%
Utilities	31,534	4.2%
Food & Beverage	27,038	3.6%
Consumer	23,014	3.0%
Paper & Packaging	17,631	2.3%
Chemicals	15,553	2.0%
Telecom	14,000	1.8%
Transportation	3,534	0.5%
Technology	551	0.1%
Total	$759,061	100.0%

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
(k)    The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s outstanding voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be “controlled” when the Company owns more than 25% of the portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as “controlled”.

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
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, in accordance with Section 2(a)(9) of the 1940 Act, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the outstanding voting securities of any company shall be presumed not to control such company. Any person who does not so own more than 25% of the outstanding voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the outstanding voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2023 and 2022, respectively, there were no reimbursements from the Adviser.

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
For the period ended September 30, 2023
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
For the period ended September 30, 2023
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2023 and December 31, 2022, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2023 and December 31, 2022 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended September 30, 2023
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of September 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$15,196	$621,303	$636,499
Senior Secured Second Lien Debt	—	14,680	37,124	51,804
Subordinated Debt	—	—	34,557	34,557
Equity/Other	—	—	36,201	36,201
Total	$—	$29,876	$729,185	$759,061
The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$26,901	$636,074	$662,975
Senior Secured Second Lien Debt	—	8,447	45,575	54,022
Subordinated Debt	—	—	31,414	31,414
Equity/Other	—	—	33,969	33,969
Total	$—	$35,348	$747,032	$782,380

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2023	$636,074	$45,575	$31,414	$33,969	$747,032
Purchases and other adjustments to cost	43,785	28	4,097	1,888	49,798
Sales and repayments	(54,340)	(2,155)	(943)	—	(57,438)
Net realized gain (loss)	458	54	—	—	512
Transfers in	5,153	3,234	—	—	8,387
Transfers out	(5,857)	(9,722)	—	—	(15,579)
Net change in unrealized appreciation (depreciation) on investments	(3,970)	110	(11)	344	(3,527)
Balance as of September 30, 2023	$621,303	$37,124	$34,557	$36,201	$729,185
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:	$(3,693)	$115	$(11)	$344	$(3,245)
For the nine months ended September 30, 2023, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2023, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
The composition of the Company’s investments as of September 30, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$641,545	$636,499	83.9%
Senior Secured Second Lien Debt	55,147	51,804	6.8
Subordinated Debt	34,490	34,557	4.5
Equity/Other	35,524	36,201	4.8
Total	$766,706	$759,061	100.0%
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$666,045	$662,975	84.8%
Senior Secured Second Lien Debt	57,213	54,022	6.9
Subordinated Debt	31,336	31,414	4.0
Equity/Other	33,635	33,969	4.3
Total	$788,229	$782,380	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$621,303	Yield Analysis	Market Yield	9.36%	26.35%	11.31%
Senior Secured Second Lien Debt	37,124	Yield Analysis	Market Yield	11.42%	21.50%	14.77%
Subordinated Debt	34,557	Waterfall Analysis	EBITDA Multiple	1.78x	1.78x	1.78x
Equity/Other	36,085	Waterfall Analysis	EBITDA Multiple	1.76x	23.00x	3.31x
Equity/Other (b)	116	Yield Analysis	Market Yield	13.50%	13.50%	13.50%
Total	$729,185
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of September 30, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
As of September 30, 2023 and December 31, 2022, $1.1 million and $1.0 million was payable to the Adviser for Management Fees, respectively.
For the three and nine months ended September 30, 2023, the Company incurred $1.1 million and $3.1 million, respectively, in Management Fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company incurred $0.9 million and $2.4 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the period ended September 30, 2023
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
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the three and nine months ended September 30, 2023, the Company incurred $2.1 million and $6.0 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company incurred $1.3 million and $3.0 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
For the three and nine months ended September 30, 2023, the Company accrued $0 and $0, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement. For the three and nine months ended September 30, 2022, the Company accrued $0 and $(0.4) million, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
As of September 30, 2023 and December 31, 2022, $0.9 million and $0.8 million was payable to BSP under the Administration Agreement, respectively.
For the three and nine months ended September 30, 2023, the Company incurred $0.3 million and $0.9 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative expenses on the consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $0.6 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative expenses on the consolidated statements of operations.
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
For the period ended September 30, 2023
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
MS Subscription Facility
On April 22, 2021, the Company entered into a $50.0 million revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility was subject to certain restrictions, including availability under the borrowing base, which was based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility could be increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility had a maturity date of April 22, 2022, which could be extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, the Company entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which could be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders. On September 30, 2022, pursuant to the terms of the agreement, the Company voluntarily reduced commitments from $50.0 million to $44.5 million and on December 9, 2022, pursuant to the terms of the agreement, the Company voluntarily reduced commitments from $44.5 million to $25.5 million (together, the “MS Subscription Facility Downsizes”).

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
The MS Subscription Facility was terminated on March 29, 2023.
The following table represents facility borrowings as of September 30, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$343,500	$(1,469)	$342,031
Total		$400,000	$343,500	$(1,469)	$342,031
The following table represents facility borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$356,500	$(2,222)	$354,278
MS Subscription Facility	4/21/2023	25,500	25,400	(98)	25,302
Total		$425,500	$381,900	$(2,320)	$379,580

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
The weighted average annualized interest cost for all facility borrowings for the nine months ended September 30, 2023 and 2022 was 7.63% and 3.47%, respectively. The average daily debt outstanding for facility borrowings for the nine months ended September 30, 2023 and 2022 was $352.5 million and $302.1 million, respectively. The maximum debt outstanding for facility borrowings for the nine months ended September 30, 2023 and 2022 was $381.9 million and $349.9 million, respectively.

Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2023 and December 31, 2022, the Company had short-term borrowings outstanding of $0 and $20.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $1.7 million and $1.6 million, respectively, in connection with short-term borrowings. For the nine months ended September 30, 2023, the Company had an average outstanding balance of short-term borrowings of $27.1 million and bore interest at a weighted average rate of 0.02%. For the nine months ended September 30, 2022, the Company had an average outstanding balance of short-term borrowings of $49.3 million and bore interest at a weighted average rate of 0.01%.

Secured Borrowings

On August 21, 2023, the Company entered into a total return swap (“TRS”) with Nomura. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The Company pays interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. Upon the termination or repayment of any loan under the TRS, the Company will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS is February 17, 2025. The Company may terminate the TRS prior to February 17, 2025 upon the occurrence of certain events but in certain circumstances may be required to pay certain termination fees.

As of September 30, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities.

The TRS is subject to the SEC rule related to the use of derivatives, reverse repurchase agreements and certain other transactions by registered investment companies. The rule requires that the Company trade derivatives and other transactions that create future payment or delivery obligations subject to a value-at-risk leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Company qualifies as a “limited derivatives user,” as defined in the rule, in which case certain exceptions to these conditions would apply. The Company may qualify as a limited derivatives user if it adopts and implements written policies and procedures reasonably designed to manage the Company's derivatives risk and the Company's derivatives exposure does not exceed 10 percent of the Company's net assets as calculated in accordance with the rule.

As of September 30, 2023 and December 31, 2022, the Company had secured borrowings outstanding of $33.3 million and $0, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $0.2 million and $0, respectively, in connection with secured borrowings. For the period August 21, 2023 through September 30, 2023, the Company had an average outstanding balance of secured borrowings of $24.1 million and bore interest at a weighted average rate of 8.98%. For the nine months ended September 30, 2022, the Company had no secured borrowings.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
The following table represents interest and debt fees for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$6,622	$254	$359	(3)	0.50%	$19,229	$753	$1,084
MS Subscription Facility (5)	—	—	—	—	—	(4)	0.30%	404	98	—
Short-term borrowings			422	—	—			1,692	—	—
Secured borrowings	S + 360		185	—	—			185	—	—
Total			$7,229	$254	$359			$21,510	$851	$1,084
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees, custody fees, and administrative agent fees.
(3) From January 1, 2023 to September 30, 2023, the MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.25%.
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
(2) Includes non-usage fees and custody fees, and administrative agent fees.
(3) From January 1, 2022 through January 30, 2022, the MS Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. From January 31, 2022 through June 27, 2022, the MS Credit Facility transitioned the benchmark rate to Adjusted Term SOFR. Borrowings under the MS Credit Facility bore interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. From June 28, 2022 to September 30, 2022, the MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.25%.
(4) From January 1, 2022 through April 19, 2022, the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through September 30, 2022, the MS Subscription Facility bore interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
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
At September 30, 2023, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2023 and December 31, 2022, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of September 30, 2023	Fair Value as of September 30, 2023
MS Credit Facility	3	$343,500	$343,500
Total		$343,500	$343,500

	Level	Carrying Amount as of December 31, 2022	Fair Value as of December 31, 2022
MS Credit Facility	3	$356,500	$356,500
MS Subscription Facility	3	25,400	25,400
Total		$381,900	$381,900

Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2023, the Company had unfunded commitments on delayed draw term loans of $26.2 million, and unfunded commitments on revolver term loans of $40.5 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $56.1 million, and unfunded commitments on revolver term loans of $47.5 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of September 30, 2023, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,246	$1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	442
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,758	1,175
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,027	1,018
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,340
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	911

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,085	$1,085
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,451	995
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,255	295
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	176
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,492	2,737
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	660	660
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,282	1,238
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	505
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	386
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,143
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,904	2,317
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	506
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	238
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	943
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,397
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	259
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	773
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,233
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,896	507
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,447	948
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	363

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	$162	$162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	5
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$99,635	$66,694
As of December 31, 2022, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,513	$333
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	1,246	1,246
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	533	533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,793	2,552
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,034	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,722	366
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,194	4,408
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Coronis Health, LLC	Senior Secured First Lien Debt	Revolver	1,968	1,968
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,452	1,235
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,260	1,260
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	605
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	125	125
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,503	5,503
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	379
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,841	3,841
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,258	1,163
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,290	1,238
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	1,147

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	$603	$603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,143
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver	1,590	1,590
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,905
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	556
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	319
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,663	1,930
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	4,086
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,357	1,437
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,179	1,541
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	135
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	830
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,350
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	585
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,896	1,896
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,448	1,448
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	978
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,886	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,106
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$138,815	$103,592

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of September 30, 2023 and as of December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$592,249	$217,656	$586,156	$221,281
Series A Preferred Stock	77,500	—	77,500	41,354
Total	$669,749	$217,656	$663,656	$262,635
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the nine months ended September 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2023
March 27, 2023	532,871	$8,073
July 31, 2023	111,905	1,645
Total Capital Drawdowns	644,776	$9,718

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
The following table summarizes the total shares issued and proceeds, net of issuance costs related to capital drawdowns of Series A Preferred Stock nine months ended September 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2023
March 27, 2023	41,353	$41,291
Total Capital Drawdowns	41,353	$41,291
The following table summarizes the total shares issued and proceeds, net of issuance costs related to capital drawdowns of Series A Preferred Stock for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
April 7, 2022	5,000	$4,993
July 15, 2022	10,000	9,985
November 23, 2022	16,147	16,123
Total Capital Drawdowns	31,147	$31,101
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2023:

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,023)	(1,023)
Distributions to common stockholders	—	—	—	(10,584)	(10,584)
Issuance of common stock, net of issuance costs	532,871	1	8,072	—	8,073
Reinvested dividends	197,903	0(1)	2,994	—	2,994
Balance as of March 31, 2023	25,339,906	$26	$386,623	$(4,132)	$382,517
Net investment income (loss)	—	—	—	13,636	13,636
Net realized gain (loss) from investment transactions	—	—	—	31	31
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,198)	(2,198)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(10,895)	(10,895)
Reinvested dividends	202,931	0(1)	3,074	—	3,074
Balance as of June 30, 2023	25,542,837	$26	$389,697	$(5,759)	$383,964
Net investment income (loss)	—	—	—	14,069	14,069
Net realized gain (loss) from investment transactions	—	—	—	(211)	(211)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,142	1,142
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(10,978)	(10,978)
Issuance of common stock, net of issuance costs	111,905	0(1)	1,645	—	1,645
Reinvested dividends	208,024	0(1)	3,141	—	3,141
Balance as of September 30, 2023	25,862,766	$26	$394,483	$(3,939)	$390,570
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2021	15,260,764	$15	$231,200	$4,758	$235,973
Net investment income (loss)	—	—	—	5,455	5,455
Net realized gain (loss) from investment transactions	—	—	—	12	12
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(634)	(634)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	0(1)	0(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(97)	(97)
Distributions to common stockholders	—	—	—	(4,575)	(4,575)
Reinvested dividends	99,702	—	1,534	—	1,534
Balance as of March 31, 2022	15,360,466	$15	$232,734	$4,919	$237,668
Net investment income (loss)	—	—	—	5,924	5,924
Net realized gain (loss) from investment transactions	—	—	—	54	54
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,919)	(3,919)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(1)	(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(253)	(253)
Distributions to common stockholders	—	—	—	(5,996)	(5,996)
Issuance of common stock, net of issuance costs	1,653,439	2	24,998	—	25,000
Reinvested dividends	111,420	—	1,724	—	1,724
Balance as of June 30, 2022	17,125,325	$17	$259,456	$728	$260,201
Net investment income (loss)	—	$—	$—	$8,574	$8,574
Net realized gain (loss) from investment transactions	—	$—	$—	$197	$197
Net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	—	$—	$—	$(1,730)	$(1,730)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	$—	$—	$(1)	$(1)
Accrual of Series A redeemable convertible preferred stock distributions	—	$—	$—	$(508)	$(508)
Distributions to common stockholders	—	$—	$—	$(7,695)	$(7,695)
Issuance of common stock, net of issuance costs	5,910,709	$6	$89,994	$—	$90,000
Reinvested dividends	146,857	—	2,241	—	2,241
Balance as of September 30, 2022	23,182,891	$23	$351,691	$(435)	$351,279
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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
The following table reflects the Common Stock activity for the nine months ended September 30, 2023:

	Shares	Value
Shares Sold	644,776	$9,718
Shares Issued through DRIP	608,858	9,210
	1,253,634	$18,928
The following table reflects the Common Stock activity for the year ended December 31, 2022:

	Shares	Value
Shares Sold	8,821,043	$133,854
Shares Issued through DRIP	527,325	8,073
	9,348,368	$141,927

Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of September 30, 2023, the Company has received total Preferred Capital Commitments of $77.5 million, which has and will continue to call from time to time. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of September 30, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 36,147 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
For the period ended September 30, 2023
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of September 30, 2023 and December 31, 2022, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	12
Ending Balance, September 30, 2023	77,500	$77,393
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	15,000	15,000
Offering costs	—	(24)
Amortization of offering costs	—	2
Ending Balance, September 30, 2022	20,000	$19,970

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2023 and 2022.

	For the three months ended September 30,		For the nine months ended September 30,
Numerator	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$15,000	$7,041	$37,108	$13,935
Less: cumulative preferred stock dividends	(2,197)	(508)	(6,591)	(1,270)
Less: changes in carrying value of redeemable securities	(5)	(1)	(12)	(2)
Less: Undistributed earnings allocated to Series A Redeemable Preferred Stock Dividends in current period	(279)	—	—	—
Numerator for EPS - income available to common stockholders	$12,519	$6,532	$30,505	$12,663

Denominator
Weighted average common shares outstanding	25,739,135	19,481,677	25,288,074	16,953,274
Basic and diluted earnings per share	$0.49	$0.34	$1.21	$0.75

Note 12 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43
April 27, 2023	April 27, 2023	May 5, 2023	$0.43
July 28, 2023	July 28, 2023	August 7, 2023	$0.43

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
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

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$28.31
April 27, 2023	April 27, 2023	May 5, 2023	$28.35
July 28, 2023	July 28, 2023	August 7, 2023	$28.35

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the nine months ended September 30, 2022:

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
For the period ended September 30, 2023
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

As of September 30, 2023, the Company's domestic subsidiary had a cumulative net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $5.7 million and a deferred tax liability of $(6.5) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of September 30, 2023, deferred tax assets have been offset by valuation allowances of $0.4 million.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
Note 14 - Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	For the the nine months ended September 30,
	2023	2022
Per share data:
Net asset value attributable to common stock, beginning of period	$15.13	$15.46

Results of operations (1)
Net investment income (loss)	1.57	1.18
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.10)	(0.36)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	1.47	0.82

Accretion to redemption value of Series A redeemable convertible preferred stock (1)(8)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.21)	(0.05)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	1.26	0.77

Stockholder distributions (2)
Common stockholder distributions from net investment income	(1.29)	(1.08)
Net decrease in net assets resulting from stockholder distributions	(1.29)	(1.08)
Net asset value attributable to common stock, end of period	$15.10	$15.15

Common shares outstanding at end of period	25,862,766	23,182,891
Total return (3)	8.57%	5.06%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$390,570	$351,279

Ratio of net investment income to average net assets attributable to common stock (4)	13.90%	9.83%
Ratio of total expenses to average net assets attributable to common stock (4)(5)	12.33%	9.08%
Ratio of net expenses to average net assets attributable to common stock (4)(6)	10.77%	8.13%
Portfolio turnover rate (7)	5.95%	5.97%
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
For the period ended September 30, 2023
(Unaudited)
(7) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(8) Rounds to less than $0.01 per share.
Note 15 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the nine months ended September 30, 2023:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2023
Control Investments
Post Road Equipment Finance, LLC (2)	Equity/Other	$2,024	$30,742	$1,884	$—	$—	$—	$32,626
Post Road Equipment Finance, LLC (2)	Subordinated Debt	875	6,914	4,086	(943)	—	—	10,057
Post Road Equipment Finance, LLC (2)	Subordinated Debt	2,383	24,500	11	—	—	(11)	24,500
Total Control Investments		$5,282	$62,156	$5,981	$(943)	$—	$(11)	$67,183
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
For the period ended September 30, 2023
(Unaudited)
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

Merger Agreement

    On October 2, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Franklin BSP Lending Corporation, a Maryland corporation ("FBLC"), Franklin BSP Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub"), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), Merger Sub will be merged with and into FBLC (the "Merger"), with FBLC continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the Effective Time, FBLC will merge with and into the Company (together with the Merger, the "Mergers"), with the Company continuing as the surviving company. Both the Board and FBLC's board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of the independent directors of the Company or FBLC, as applicable, have approved the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, in connection with the consummation of the Mergers, each share of FBLC’s common stock then issued and outstanding (other than shares owned by the Company or any of its controlled subsidiaries) will be converted into the right to receive a number of shares of the Company’s common stock equal to an exchange ratio calculated based on each funds’ respective NAVs (cash will be paid in lieu of fractional shares). No new preferred stock will be issued by the Company as a result of the Mergers.

The Merger Agreement contains representations and warranties by the Company, Merger Sub, the Adviser and FBLC, subject to specified exceptions and qualifications.

Consummation of the Mergers, which is currently anticipated to occur in early 2024, is subject to certain closing conditions, including requisite approvals of the Company’s and FBLC’s stockholders and certain other closing conditions. Assuming the Mergers are consummated, the combined company will enter into an amended and restated investment advisory agreement with the Adviser at closing.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2023
(Unaudited)
MS Credit Facility Refinancing

On October 4, 2023, the Company refinanced the MS Credit Facility with a $400.0 million credit facility with FBCC Jupiter Funding, LLC, a wholly-owned, consolidated special purpose financing subsidiary of the Company, as borrower (“Jupiter Funding”), the Adviser, as portfolio manager, the lenders party thereto, U.S. Bank National Association, as securities intermediary, U.S. Bank Trust Company, National Association as collateral administrator and collateral agent, and JPMorgan Chase Bank, National Association, as administrative agent (the “JPM Credit Facility”). The JPM Credit Facility provides for borrowings through October 4, 2026, and any amounts borrowed under the JPM Credit Facility will mature on October 4, 2027. Borrowings under the JPM Credit Facility will bear interest at a benchmark rate, currently SOFR, plus a margin of 2.75% per annum, which is inclusive of an administrative agent fee. Interest is payable quarterly in arrears. Jupiter Funding will be subject to a non-usage fee of 0.75%, which is inclusive of the administrative agent fee, to the extent the commitments available under the JPM Credit Facility have not been borrowed. Jupiter Funding paid an upfront fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.

Distribution Declarations

On November 8, 2023, the Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on or around November 16, 2023 to stockholders of record as of November 8, 2023.

On November 8, 2023, the Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which is payable on or around November 16, 2023 to stockholders of record as of November 8, 2023.

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
•the ability of the parties to consummate the Mergers on the expected timeline, or at all;
•the ability to realize the anticipated benefits of the Mergers;
•the effects of disruption on our business from the Mergers;
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers;
•any potential termination of the Merger Agreement;
•the actions of our stockholders or the stockholders of FBLC with respect to the proposals submitted for their approval in connection with the Mergers;
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2023, 90.7% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our initial closing (“Initial Closing”) of capital commitments (“Capital Commitments”) to purchase shares of our common stock (“Common Stock”) to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of September 30, 2023, investors had made aggregate Capital Commitments to purchase Common Stock of $592.2 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock are expected to occur, from time to time, during the Initial Closing Period which our board of directors (“Board of Directors”) has extended such that it currently will end December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock (the “Series A Preferred Stock”). On the same day, we entered into the preferred subscription agreements (the “Preferred Subscription Agreements”) with certain investors, pursuant to which investors made new preferred capital commitments (“Preferred Capital Commitments") to purchase shares of our Series A Preferred Stock. As of September 30, 2023, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

On October 2, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Lending Corporation, a Maryland corporation (“FBLC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and our direct wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub will be merged with and into FBLC (the “Merger”), with FBLC continuing as the surviving company and as our wholly-owned subsidiary. Immediately after the Effective Time, FBLC will merge with and into us (together with the Merger, the “Mergers”), and we will continue as the surviving company. See “—Recent Developments—Merger Agreement” for further information regarding the Merger Agreement and the Mergers.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At September 30, 2023:
Investment Portfolio	$759,061
Net assets attributable to common stock	390,570
Debt (net of deferred financing costs)	342,031
Secured borrowings	33,344
Net asset value per share attributable to common stock	15.10

Portfolio Activity for the Nine Months Ended September 30, 2023:
Purchases during the year	46,408
Sales, repayments, and other exits during the year	71,019
Number of portfolio companies at end of year	70

Operating Results for the Nine Months Ended September 30, 2023:
Net investment income (loss) per share - basic	1.57
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	1.47
Net investment income (loss)	39,766
Net realized and unrealized gain (loss)	(2,658)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	31,679
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

During the nine months ended September 30, 2023, we made $46.4 million of investments in new portfolio companies and had $71.0 million in aggregate amount of sales and repayments, resulting in net investments of $(24.6) million for the period. The total portfolio of debt investments at fair value consisted of 98.1% bearing variable interest rates and 1.9% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2023 was as follows:

	September 30, 2023
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	83.9%	11.9%
Senior Secured Second Lien Debt	6.8	13.3
Subordinated Debt	4.5	13.1
Debt Subtotal	95.2%	12.1%
Equity/Other	4.8	7.8
Total	100.0%	11.9%
(1) As of September 30, 2023, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 4.5% and 4.3% of our total portfolio, respectively. Post Road’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Post Road as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of September 30, 2023 would be as follows:

September 30, 2023
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.7%
Senior Secured Second Lien Debt	6.8
Senior Secured - Subtotal	99.5%
Equity/Other	0.5
Total	100.0%
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
(2) Includes the effect of the amortization or accretion of loan premiums or discounts

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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.1 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
Additionally, higher general and administrative expenses resulted from expenses related to the pending Merger with FBLC.

Our operating results for the three and nine months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Total investment income	$24,290	$15,949	$70,558	$36,450
Expenses, net of incentive fee waiver	10,171	7,286	30,324	15,995
Income tax expense, including excise tax	50	89	468	503
Net investment income (loss)	$14,069	$8,574	$39,766	$19,952

Investment Income
For the three and nine months ended September 30, 2023, total investment income was $24.3 million and $70.6 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $770.7 million and a weighted average current yield of 11.9%. Included within total investment income was $0.5 million and $1.4 million, respectively, of fee income for the three and nine months ended September 30, 2023. Fee income consists primarily of commitment fees. For the three and nine months ended September 30, 2022, total investment income was $15.9 million and $36.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $628.2 million and a weighted average current yield of 9.4%. Included within total investment income was $0.7 million and $1.1 million, respectively, of fee income for the three and nine months ended September 30, 2022. Fee income consists primarily of commitment fees. The increase in investment income for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023 was primarily driven by our deployment of capital and increasing invested balance as well as the rising rate environment.
Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Management fees	$1,079	$919	$3,122	$2,373
Incentive fee on income	2,109	1,285	5,963	2,992
Incentive fee on capital gains	—	—	—	(409)
Interest and debt fees	7,842	5,377	23,445	10,831
Professional fees	493	494	1,516	1,252
Other general and administrative	413	306	1,325	938
Amortization of offering costs	—	—	—	12
Administrative services	48	51	197	155
Directors' fees	296	139	719	434
Incentive fee waiver	(2,109)	(1,285)	(5,963)	(2,583)
Expenses, net of incentive fee waiver	$10,171	$7,286	$30,324	$15,995
Interest and debt fees
For the three and nine months ended September 30, 2023, we incurred interest and debt fees of $7.8 million and $23.4 million, respectively. For the three and nine months ended September 30, 2022, we incurred interest and debt fees of $5.4 million and $10.8 million, respectively. The increase in interest and debt fees for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023 was primarily driven by the increase in our average daily borrowings, and rising rate environment.

Management Fees

For the three and nine months ended September 30, 2023, we incurred management fees of $1.1 million and $3.1 million, respectively. For the three and nine months ended September 30, 2022, we incurred management fees of $0.9 million and $2.4 million, respectively. The increase in management fees for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023 was primarily driven by an increase in the size of our portfolio.

Professional Fees and Other General and Administrative Expenses

For the three and nine months ended September 30, 2023, we incurred professional fees and other general and administrative expenses of $0.9 million and $2.8 million, respectively. For the three and nine months ended September 30, 2022, we incurred professional fees and other general and administrative expenses of $0.8 million and $2.2 million, respectively. The increase in professional fees and other general and administrative expenses for the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2023 was primarily driven by an increase in the size of the portfolio and an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2023 and 2022, were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net realized gain (loss)
Non-affiliate investments	$(211)	$197	$(341)	$263
Total net realized gain (loss)	$(211)	$197	$(341)	$263

Net change in unrealized appreciation (depreciation) on investments
Control investments	$(2)	$3	$(11)	$44
Non-affiliate investments	$1,150	$(1,562)	$(1,785)	$(6,153)
Net change in deferred taxes	$(6)	$(171)	$(521)	$(171)
Total net change in unrealized appreciation (depreciation) on investments	$1,142	$(1,730)	$(2,317)	$(6,280)
Net realized and unrealized gain (loss)	$931	$(1,533)	$(2,658)	$(6,017)
The net realized and unrealized loss for the three and nine months ended September 30, 2023 was primarily driven by unrealized losses on senior secured investments.

The net realized and unrealized loss for the three and nine months ended September 30, 2022 was primarily driven by unrealized losses on senior secured investments.

Recent Developments

Merger Agreement

On October 2, 2023, we entered into the Merger Agreement, which provides that, subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into FBLC, with FBLC continuing as the surviving company and as our wholly-owned subsidiary and, immediately thereafter, FBLC will merge with and into us, with us continuing as the surviving company. Both the Board and FBLC’s board of directors, including all of the respective independent directors, in each case, on the recommendation of special committees comprised solely of the independent directors of us or FBLC, as applicable (each, a “Special Committee”), have approved the Merger Agreement and the transactions contemplated thereby.

Subject to the terms and conditions of the Merger Agreement, in connection with the consummation of the Mergers, each share of FBLC’s common stock then issued and outstanding (other than shares owned by the Company or any of its controlled subsidiaries) will be converted into the right to receive a number of shares of the Company’s common stock equal to an exchange ratio calculated based on each funds’ respective NAVs (cash will be paid in lieu of fractional shares). No new preferred stock will be issued by the Company as a result of the Mergers.

The Merger Agreement contains representations and warranties by us, Merger Sub, the Adviser and FBLC, subject to specified exceptions and qualifications.

Consummation of the Mergers, which is currently anticipated to occur in early 2024, is subject to certain closing conditions, including requisite approvals of our and FBLC’s stockholders and certain other closing conditions. Assuming the Mergers are consummated, the combined company will enter into an amended and restated investment advisory agreement with the Adviser at closing.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been included as Exhibit 2.1 to this Quarterly Report on Form 10-Q. The representations, warranties, covenants and agreements contained in the Merger Agreement were made only for purposes of the Merger Agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement (except as may be expressly set forth in the Merger Agreement); may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders should not rely on such representations, warranties, covenants or agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any of the parties to the Merger Agreement or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties, covenants and agreements may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the parties to the Merger Agreement. For more information, see the final joint proxy statement/prospectus filed pursuant to Rule 424(b)(3) (Registration No. 333-274904), filed by us with the SEC on October 24, 2023 (the “Joint Proxy Statement/Prospectus”).

MS Credit Facility Refinancing

On October 4, 2023, the Company refinanced the MS Credit Facility with a $400.0 million credit facility with FBCC Jupiter Funding, LLC, a wholly-owned, consolidated special purpose financing subsidiary of the Company, as borrower (“Jupiter Funding”), the Adviser, as portfolio manager, the lenders party thereto, U.S. Bank National Association, as securities intermediary, U.S. Bank Trust Company, National Association as collateral administrator and collateral agent, and JPMorgan Chase Bank, National Association, as administrative agent (the “JPM Credit Facility”). The JPM Credit Facility provides for borrowings through October 4, 2026, and any amounts borrowed under the JPM Credit Facility will mature on October 4, 2027. Borrowings under the JPM Credit Facility will bear interest at a benchmark rate, currently SOFR, plus a margin of 2.75% per annum, which is inclusive of an administrative agent fee. Interest is payable quarterly in arrears. Jupiter Funding will be subject to a non-usage fee of 0.75%, which is inclusive of the administrative agent fee, to the extent the commitments available under the JPM Credit Facility have not been borrowed. Jupiter Funding paid an upfront fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.

Distribution Declarations

On November 8, 2023, our Board of Directors declared a distribution of $0.43 per share of Common Stock, which is payable on or around November 16, 2023 to stockholders of record as of November 8, 2023.

On November 8, 2023, our Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which is payable on or around November 16, 2023 to stockholders of record as of November 8, 2023.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of September 30, 2023, we had issued 25.9 million shares of our Common Stock for net proceeds of $392.6 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for net proceeds of $77.4 million. As of September 30, 2022, we had issued 23.2 million shares of our Common Stock for net proceeds of $352.3 million, including shares issued pursuant to the DRIP. We had also issued 20,000 shares of Series A Preferred Stock for net proceeds of $20.0 million.
As of September 30, 2023, we had $70.0 million of cash. For the nine months ended September 30, 2023, net cash provided by operating activities was $47.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the nine months ended September 30, 2023 was primarily a result of purchases of investments of $46.4 million, partially offset by sales and repayments of investments of $71.0 million. As of September 30, 2022, we had $27.4 million of cash. For the nine months ended September 30, 2022, net cash used in operating activities was $226.9 million. The level of cash flows used in operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the nine months ended September 30, 2022 was primarily a result of purchases of investments of $262.3 million, partially offset by sales and repayments of investments of $36.7 million.

Net cash used by financing activities of $3.3 million during the nine months ended September 30, 2023 primarily related to payments on debt of $70.4 million, repayments on short-term borrowings of $89.4 million, common stockholder distributions of $23.3 million, and preferred stockholder distributions of $5.4 million partially offset by proceeds from issuance of shares of common stock of $9.9 million, proceeds from issuance of shares of preferred stock of $41.4 million, proceeds from debt of $32.0 million, and proceeds from short-term borrowings of $68.6 million. Net cash provided by financing activities of $241.4 million during the nine months ended September 30, 2022 primarily related to proceeds from debt of $160.0 million, proceeds from short-term borrowings of $168.3 million, proceeds from issuance of shares of common stock of $119.1 million, proceeds from issuance of shares of preferred stock of $15.0 million partially offset by payments on debt of $55.5 million, repayments on short-term borrowings of $150.7 million, payments on financing costs of $1.1 million, common stockholder distributions of $12.8 million, and preferred stockholder distributions of $0.9 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of September 30, 2023, we are party to the MS Credit Facility, which is defined in and described in more detail in Note 5 - Borrowings.
As of September 30, 2023, we had $56.5 million of availability under the MS Credit Facility (subject to borrowing base availability), and had approximately $217.7 million of uncalled capital commitments to purchase shares of our Common Stock. We believe that it is unlikely that an investor with unfunded capital commitments of $217.5 million as of September 30, 2023 will be able to fund all of its unfunded capital commitment. As of September 30, 2022, we had $100.0 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $294.5 million of uncalled capital commitments to purchase shares of our Common Stock and Series A Preferred Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the nine months ended September 30,
	2023	2022
Distributions declared	$32,458	$18,267
Distributions paid	$32,478	$18,267
Portion of distributions paid in cash	$23,268	$12,768
Portion of distributions paid in DRIP shares	$9,210	$5,499

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the nine months ended September 30,
	2023	2022
Distributions declared	$5,418	$859
Distributions paid	$5,418	$859
Portion of distributions paid in cash	$5,418	$859
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2023 and 2022, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2023 will be reported to stockholders shortly after the end of the calendar year 2023 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2023, the Company incurred $0.3 million and $0.9 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative expenses on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $0.6 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative expenses on the consolidated statements of operations in the accompanying consolidated financial statements.
Co-Investment Relief
The Investment Company Act of 1940, as amended (the “1940 Act”) generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC has granted exemptive relief to affiliates of the Adviser that allows us to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2023 and December 31, 2022, the Company had short-term borrowings outstanding of $0 and $20.8 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $1.7 million and $1.6 million, respectively, in connection with short-term borrowings. For the nine months ended September 30, 2023, the Company had an average outstanding balance of short-term borrowings of $27.1 million and bore interest at a weighted average rate of 0.02%. For the nine months ended September 30, 2022, the Company had an average outstanding balance of short-term borrowings of $49.3 million and bore interest at a weighted average rate of 0.01%.
Secured Borrowings
On August 21, 2023, the Company entered into a total return swap (“TRS”) with Nomura. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The Company pays interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. Upon the termination or repayment of any loan under the TRS, the Company will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS is February 17, 2025. The Company may terminate the TRS prior to February 17, 2025 upon the occurrence of certain events but in certain circumstances may be required to pay certain termination fees.

As of September 30, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities.

The TRS is subject to the SEC rule related to the use of derivatives, reverse repurchase agreements and certain other transactions by registered investment companies. The rule requires that the Company trade derivatives and other transactions that create future payment or delivery obligations subject to a value-at-risk leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the Company qualifies as a “limited derivatives user,” as defined in the rule, in which case certain exceptions to these conditions would apply. The Company may qualify as a limited derivatives user if it adopts and implements written policies and procedures reasonably designed to manage the Company's derivatives risk and the Company's derivatives exposure does not exceed 10 percent of the Company's net assets as calculated in accordance with the rule.

As of September 30, 2023 and December 31, 2022, the Company had secured borrowings outstanding of $33.3 million and $0, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $0.2 million and $0, respectively, in connection with secured borrowings. For the period August 21, 2023 through September 30, 2023, the Company had an average outstanding balance of secured borrowings of $24.1 million and bore interest at a weighted average rate of 8.98%. For the nine months ended September 30, 2022, the Company had no secured borrowings.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2023 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
MS Credit Facility (1)	$343,500	$—	$343,500	$—	$—
Secured borrowings	—	—	33,344	—	—
Total		$—	$376,844	$—	$—
—–—–—–—–—–
(1) As of September 30, 2023, we had $56.5 million in unused borrowing capacity under the MS Credit Facility, subject to borrowing base limits.
Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2023, we had unfunded commitments on delayed draw term loans of $26.2 million and unfunded commitments on revolver term loans of $40.5 million. As of December 31, 2022, we had unfunded commitments on delayed draw term loans of $56.1 million and unfunded commitments on revolver term loans of $47.5 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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
As of September 30, 2023, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.25% with a total carrying value (net of deferred financing costs) of $342.0 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 540 Basis Points	$(20,679)
(-) 200 Basis Points	$(7,665)
(-) 100 Basis Points	$(3,833)
(-) 50 Basis Points	$(1,916)
(+) 50 Basis Points	$1,916
(+) 100 Basis Points	$3,833
(+) 200 Basis Points	$7,665

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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2023, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $885.6 million in total assets, (ii) a weighted average cost of funds of 7.63%, (iii) $400.0 million of debt outstanding (i.e. assumes that the full amount is available to us under our MS Credit Facility as of September 30, 2023) and (iv) $390.6 million in stockholders’ equity and (v) no incentive fees payable by the Company to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(30.49)%	(19.15)%	(7.81)%	3.52%	14.86%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2023 total assets of at least 3.45%.

Most of our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

Our stockholders will experience a substantial reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in us prior to the Mergers unless they hold a comparable or greater percentage ownership in FBLC. Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of us. In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of our Common Stock and FBLC common stock, we and FBLC may issue additional shares of our Common Stock and FBLC common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by our current stockholders.

We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of FBLC’s investment portfolio with our investment portfolio and the integration of FBLC’s business with our business. Though the Adviser believes it can integrate us and FBLC given the significant overlap in investment portfolios, operations and governance structure, there can be no assurance that FBLC’s investment portfolio or business can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of FBLC’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

We also expect to achieve certain synergies and cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of these synergies and potential cost savings could ultimately be incorrect. The cost savings estimates also assume we will be able to combine our operations and FBLC’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if we are not able to successfully combine FBLC’s investment portfolio or business with our operations, the anticipated synergies and cost savings may not be fully realized or realized at all or may take longer to realize than expected.

The opinion delivered to our Special Committee from our financial advisor prior to the signing of the Merger Agreement will not reflect changes in circumstances since the date of the opinion.

The opinion of the financial advisor to our Special Committee was delivered to our Special Committee and our Board on, and was dated, October 2, 2023. Changes in our or FBLC’s operations and prospects, general market and economic conditions and other factors that may be beyond the control of us or FBLC may significantly alter our or FBLC’s respective value or the respective price of shares of our Common Stock or FBLC common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion. For a description of the opinion that our Special Committee received from its financial advisor, see the section titled “The Mergers—Opinion of the Financial Advisor to the FBCC Special Committee” in the Joint Proxy Statement/Prospectus.

The announcement and pendency of the Mergers could adversely affect both our and FBLC’s business, financial results and operations.

The announcement and pendency of the Mergers could cause disruptions in and create uncertainty surrounding both our and FBLC’s business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we and FBLC have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on each of our and FBLC’s future revenues and results of operations.

We and FBLC are also subject to restrictions on the conduct of each of our and FBLC’s businesses prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring FBLC and us to conduct business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on each of our and FBLC’s respective ability to make certain investments and acquisitions, sell, transfer or dispose of our and FBLC’s respective assets, amend each of our and FBLC’s respective organizational documents and enter into or modify certain material contracts. These restrictions could prevent FBLC or us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on the respective future investment income and results of operations of each of us and/or the combined company following the Mergers.

If the Mergers do not close, we will not benefit from the expenses incurred in pursuit of the Mergers.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. It is anticipated that we will bear expenses of approximately $3.1 million ($0.12 per share or 80.3 bps of net asset value) in connection with the Mergers, if consummated, or approximately $2.8 million ($0.11 per share or 72.5 bps of net asset value) if the Mergers are not consummated.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers; and
•we will not realize the anticipated benefits of the Mergers described in the section titled “The Mergers — Reasons for the Mergers” in the Joint Proxy Statement/Prospectus.

The Merger Agreement limits our ability to pursue alternatives to the Mergers.

The Merger Agreement includes restrictions on our ability to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions (as more fully described in the section entitled “Description of the Merger Agreement — Additional Agreements” in the Joint Proxy Statement/Prospectus, which could have the effect of discouraging such proposals from being made or pursued.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including certain approvals of our stockholders and FBLC stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that FBLC stockholders approve the FBLC Merger Proposal (as defined in the Joint Proxy Statement/Prospectus) may not be waived under applicable law and must be satisfied for the Mergers to be completed. If FBLC stockholders do not approve the Mergers and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. If our stockholders do not approve the FBCC Advisory Agreement Proposal (as defined in the Joint Proxy Statement/Prospectus) and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our stockholders and FBLC stockholders, the Mergers are subject to a number of other conditions beyond the control of us and FBLC that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied. The failure to complete the Mergers would result in us and our stockholders failing to realize the anticipated benefits of the Mergers described under the section titled “The Mergers—Reasons for the Mergers” in the Joint Proxy Statement/Prospectus.

We and FBLC may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.

Certain conditions to our and FBLC’s respective obligations to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by mutual agreement. In the event that any such waiver does not require resolicitation of stockholders, we and FBLC will each have the discretion to complete the Mergers without seeking further stockholder approval. The conditions requiring the approval of our stockholders and FBLC stockholders, however, cannot be waived.

We and FBLC will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us or FBLC and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with us or FBLC to seek to change their existing business relationships with them. In addition, the Merger Agreement restricts us and FBLC from taking actions that each might otherwise consider to be in its best interests. These restrictions may prevent us or FBLC from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

Litigation filed against us and FBLC in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.

From time to time, we and FBLC may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of us and/or the combined company following the Mergers or could prevent the Mergers from being completed.

The Mergers may trigger certain “change of control” provisions and other restrictions in contracts of us and FBLC or our and FBLC’s affiliates and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of ours and FBLC’s or our and FBLC’s affiliates may require by their terms the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our and FBLC’s obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, we may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. We cannot assure you that we will be able to replace or amend any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing us from operating a material part of FBLC’s business.

In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain agreements of us and FBLC. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Information regarding the Company's unregistered sales of equity securities during the three months ended September 30, 2023 has been previously disclosed on Form 8-K filings.

The Company did not repurchase any common stock during the three months ended September 30, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Franklin BSP Capital Corporation, Franklin BSP Lending Corporation, Franklin BSP Merger Sub, Inc. and Franklin BSP Capital Adviser, L.L.C. (for the limited purposes set forth therein), dated as of October 2, 2023 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on October 6, 2023).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 13, 2023

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 13, 2023