Form 10-K
period 2023-12-31
Franklin BSP Capital Corp
filed 2024-03-15
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01360
FRANKLIN BSP CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2950084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, Suite 4920 New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There is no established market for the Registrant’s shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 11, 2024 was 136,338,924.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I
ITEM 1. BUSINESS
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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our contractual arrangements and relationships with third parties;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•our repurchase of shares;
•actual and potential conflicts of interest with our Adviser (as defined below) and its affiliates;
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
•the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•the ability to realize the anticipated benefits of the Mergers (as defined below);
•the effects of disruption on our business from the Mergers; and
•the combined company’s plans, expectations, objectives and intentions as a result of the Mergers.

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
•Terrorist attacks, acts of war, global or regional conflicts (such as those in the Middle East and Eastern Europe), natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition;
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
•You may have current tax liability on distributions you elect to reinvest in our Common Stock but would not receive cash from such distributions to pay such tax liability; and
•We may be unable to realize the benefits anticipated by the Mergers (as defined below), including estimated cost savings, or it may take longer than anticipated to achieve such benefits;

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below entitled “Risk Factors.”

General
Franklin BSP Capital Corporation (including, for periods prior the Conversion (as defined below), Franklin BSP Capital L.L.C., a Delaware limited liability company, “FBCC,” or the “Company,” which may also be referred to as “we,” “us,” or “our”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC and has elected to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a RIC. We were formed as a Delaware limited liability company on January 29, 2020 with the name Franklin BSP Capital L.L.C. Effective September 23, 2020, we converted to a Delaware corporation pursuant to which Franklin BSP Capital Corporation succeeded to the business of Franklin BSP Capital L.L.C. (the “Conversion”).
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
On December 18, 2020, we initiated our initial closing (“Initial Closing”) of capital commitments (the “Capital Commitments”) to purchase shares of our Common Stock, par value $0.001 per share, in a private placement in reliance on exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”) pursuant to subscription agreements (“Subscription Agreement”) with investors. Since our Initial Closing, we held additional closings and received additional Capital Commitments to purchase Common Stock. As of December 31, 2023, total Capital Commitments of Common Stock were approximately $375.5 million.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the “Series A Preferred Stock”). On the same day, we entered into subscription agreements (collectively the “Preferred Subscription Agreements”) with investors, pursuant to which investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of our Series A Preferred Stock. As of December 31, 2023, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.
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
We may co-invest, subject to the conditions included in the exemptive order received by affiliates of our Adviser from the SEC, with certain of our affiliates. See “Item 1. Business — “Potential Conflicts of Interests; Co-Investment Opportunities” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. We believe that such co-investments afford us additional investment opportunities and an ability to build a diverse portfolio.
As a BDC, we are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other limited float high quality debt investments that mature in one year or less.

We are permitted to borrow money from time to time within the levels permitted by the Investment Company Act of 1940, as amended (the “1940 Act”) that are applicable to us. Subject to the receipt of certain approvals and compliance with certain disclosure requirements, we are permitted to reduce our asset coverage, as defined in the 1940 Act from 200% to 150% so long as we meet certain disclosure requirements and, since our securities are not listed on a national securities exchange, offer to repurchase the shares of our stockholders as of the applicable approval date. On September 23, 2020, our sole stockholder approved the application of the reduced asset coverage requirements to us and declined the Company’s offer to repurchase all of its outstanding shares of Common Stock. As a result, we are subject to the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permit a BDC to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirements applicable to such BDC from 200% to 150%. As of December 31, 2023, our asset coverage calculated in accordance with the 1940 Act was 197%.

On January 24, 2024, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Lending Corporation, a Maryland corporation (“FBLC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and our direct wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. In connection therewith, Merger Sub merged with and into FBLC (the “Merger”), with FBLC continuing as the surviving company and as our wholly-owned subsidiary, followed by FBLC merging with and into us (together with the Merger, the “Mergers”), and with us continuing as the surviving company. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Mergers” for further information regarding the Mergers.
About Our Adviser, BSP, and Franklin Templeton
Our Adviser is served by Benefit Street Partners’ origination, investment and portfolio management team. BSP consists of over 170 investment professionals and over 449 total employees as of January 31, 2024. The Adviser is a subsidiary of BSP and is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with approximately $751 billion in assets under management as of January 31, 2024. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Our Adviser’s investment committee consists of Thomas Gahan, Chairman and Chief Investment Officer of BSP, Blair D. Faulstich, Senior Portfolio Manager for Private Debt of BSP, Saahil Mahajan, Managing Director of BSP, King Jang, Managing Director of BSP, and Franklin Leong, Managing Director of BSP, each with substantial experience in originating, underwriting and structuring credit investments.
Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 150 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company offers specialization on a global scale, bringing extensive capabilities in fixed income, equity, alternatives, and multi-asset solutions. With more than 1,300 investment professionals, and offices in major financial markets around the world, the California-based company has more than 75 years of investment experience and approximately $1.6 trillion in assets under management as of January 31, 2024.
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
Sourcing of primarily private debt opportunities. At the heart of implementing our investment strategy is the Adviser’s approach to sourcing attractive private debt opportunities by capitalizing on Benefit Street Partners’ extensive relationships and insights.
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
Prioritize non-competitive, “strategic capital” opportunities. The Adviser seeks to prioritize non-competitive, “strategic capital” opportunities where BSP is well-positioned as a debt provider by virtue of its industry insights, capital markets expertise or other differentiating attributes. BSP participates in both transactions initiated with the backing of private equity firms and transactions without such backing and has historically followed a balanced approach to allocating into both types of deals. BSP incorporates a component of transactions without private equity backing into its managed portfolios because they are typically less competitive, and therefore often result in better yield and other terms per unit of risk than sponsored loans. Having said that, deals without private equity backing tend to be more sporadic in nature than sponsor deals. As such, we also expect to invest in private equity-backed loans with a focus on targeting non-competitive transactions. Ultimately, BSP evaluates the risk-reward profile of every investment on a case-by-case basis, and its primary aim is to participate in transactions where BSP has influence over terms, covenants and governance of these investments. In BSP’s experience, investment opportunities where BSP is viewed as provider of “strategic capital,” as opposed to just capital, have generally been more attractive from a risk-reward perspective.
Investment-level risk/return profile optimization. Every investment opportunity is evaluated on a standalone basis and must have an attractive risk-reward profile to be considered for an investment. As mentioned above, the Adviser prioritizes situations which are less competitive and where we are viewed as “strategic capital” providers by virtue of our Adviser's industry insights, capital markets expertise or other differentiating attribute. The Adviser prioritizes a combination of non-sponsored investment opportunities, which by their nature are less competitive, as well as non-competitive sponsored investment opportunities. Most importantly, every investment is evaluated individually with regard to its risk vs. reward profile. Our aim is to invest in opportunities where we are being paid higher yields for taking on a particular risk than what is contemplated in the broader market. Additionally, even though our investments are made from the bottom up, we aim to produce a broad portfolio of assets, which together are reflective of the types of risk we think are appropriate in any given environment. The Adviser intends to target investments for us where attractive returns and upside potential is accompanied by solid, reliable and measurable downside protection. In addition to downside protection that comes from the contractual nature of returns inherent in all debt structures, the Adviser plans to employ a wide range of investment-specific mechanisms to provide further downside protection in many of our investments, such as influencing financial covenants, reporting obligations or other specific terms of an investment.

Fund-level downside protection via risk management and broad based investment strategy. Transcending all components of our investment strategy is the overarching goal of downside protection at the fund-level through experienced portfolio management. Our Adviser seeks to accomplish this objective through disciplined application of risk management best practices across the portfolio combined with a broad based investment approach at the fund-level, and diversification across several discrete dimensions. Benefit Street Partners’ risk management practices are grounded in an established investment process comprising systematic underwriting, rigorous due diligence, third-party reports and investment committee approval accompanied by a proprietary and dynamic post-investment monitoring system for regularly updating issuer data. See “Item 1. Business — Investment Process”.
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
Investment Restrictions. We will not make any investment, directly or indirectly, in coal-related companies, oil or gas reserves or invest in portfolio companies primarily engaged in directly investing in the exploration for, or the production of, coal, oil and gas reserves.

Market Opportunity
We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection. We also aim to target investments presented by the large, persistent and compelling market opportunity that has been created by a structural supply/demand imbalance for private credit, predominantly in North America. This imbalance is driven by substantial long-term changes in the debt capital markets following the credit crisis. Benefit Street Partners believes that our target market segment represents a large opportunity set for us, given Benefit Street Partners’ approximately $751 billion in assets under management which it believes can offer greater efficiencies with respect to research and origination, deep credit markets experience, and access to proprietary sourcing networks.
Our current opportunity is highlighted by the following factors:
Large, persistent and compelling market opportunity. The fundamental premise underpinning our investment thesis is that there is a compelling near- and medium-term opportunity to provide capital to middle market companies on attractive terms. This opportunity is a function of the size and growth rate of the middle market segment of the U.S. economy as well as a substantial, persistent and structurally-driven supply/demand imbalance for middle market debt capital across North America.
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

Investment Process
The investment process utilized by the Adviser for our investments consists of several distinct phases as summarized below:

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

Investment Committee Preview. Upon execution of a term sheet, the deal team presents the terms and structure of the proposed investment to at least one member of the investment committee, for a full vetting. The current investment committee for the Adviser is composed of Messrs. Gahan, Faulstich, Mahajan, Jang, and Leong. The investment committee member(s) will then either decline the opportunity or approve that the proposed investment proceed to full due diligence.
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
Final Investment Committee. Upon completion of full due diligence, the deal team formally presents the investment opportunity to the investment committee for approval. In addition to considering the proposed investment on its standalone merits, the investment committee considers the overall fit of the proposed investment within the portfolio. At least three of the five members of the investment committee must approve the transaction in order for the investment to go in the portfolio.
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
The weighted average risk rating of our investments based on fair value was 2.3 and 2.1 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had no portfolio companies on non-accrual status, respectively.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023		December 31, 2022
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$30,643	4.0%	$4,112	0.5%
2	465,561	61.6	657,763	84.1
3	188,154	24.9	86,536	11.1
4	32,842	4.3	—	—
5	2,769	0.4	—	—
Not Rated (1)	36,176	4.8	33,969	4.3
Total	$756,145	100.0%	$782,380	100.0%
(1) Includes equity investment(s).
Realization. Our core strategy is to source and structure debt investments that will deliver strong returns when held to maturity or refinanced prior to maturity. However, we will consider, on a selective and opportunistic basis, exiting an investment earlier if we believe the accessible exit value has exceeded intrinsic value.
Potential Conflicts of Interest; Co-Investment Opportunities
The Adviser and its affiliates engage in a broad range of activities, including investment activities for their own account and for the account of other investment funds or accounts. In the ordinary course of conducting our activities, our interests may conflict with the interests of the Adviser, or other funds advised by the Adviser or its affiliates and there is no guarantee that such conflicts will ultimately be resolved in our favor. A description of certain of these potential conflicts of interest is provided below. The discussion below does not describe all conflicts that may arise.

Investment Advisory Agreement

We entered into an investment advisory agreement (the “Investment Advisory Agreement”), dated September 23, 2020, with our Adviser in which the Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds, registered open-end funds, a BDC and a public real estate investment trust. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. On October 2, 2023, our Board of Directors approved an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of the Investment Advisory Agreement, which went into effect on January 24, 2024 in connection with the consummation of the Mergers. Except as described below, none of the other material terms changed in the Amended and Restated Investment Advisory Agreement as compared to the Investment Advisory Agreement, including the services to be provided.
Management Fee

We pay the Adviser a base management fee (the “Management Fee”), which is payable quarterly in arrears and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, where gross assets includes our total assets, including any borrowings for investment purposes.

Prior to a liquidity event, the Management Fee payable under the Investment Advisory Agreement was calculated at an annual rate of 0.5% of our average gross assets. A “liquidity event” is defined as any of: (1) a merger or another transaction approved by our Board of Directors in which our stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an initial public offering (“IPO”) or a listing (an “Exchange Listing”) of the Common Stock on a national securities exchange, or (3) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation.

After a liquidity event, the Management Fee payable under the Investment Advisory Agreement would have been calculated at an annual rate of 1.50% of our average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of our average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1 of debt outstanding for each $1 of equity), and provided further that for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser would have irrevocably waived Management Fees in excess of 0.5% of our average gross assets. Any fees waived under the Investment Advisory Agreement would not have been subject to reimbursement to the Adviser.

Under the Amended and Restated Investment Advisory Agreement, effective upon the closing of the Mergers on January 24, 2024, (i) the Management Fee increased to an annual rate of 1.50% of our average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of our average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1.0 of debt outstanding for each $1.0 of equity). The Management Fees payable under the Amended and Restated Investment Advisory Agreement are calculated in the same manner as the post-liquidity event calculation under the Investment Advisory Agreement.
Incentive Fee

We will also pay the Adviser an incentive fee consisting of two parts (together, the “Incentive Fee”), each of which is described below.

The first part is referred to as the “incentive fee on income” and it is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter.

“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing our Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if we owned the referenced assets directly.

Under the Investment Advisory Agreement, for periods ending on or prior to the date of the closing of a liquidity event, the incentive fee on income with respect to our Pre-Incentive Fee Net Investment Income was calculated as follows:

•No incentive fee on income in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.50%, or 6.00% annualized (the “Preferred Return”), on net assets;

•100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 1.765% in any calendar quarter (7.06% annualized). This portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 15% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 1.765% (7.06% annualized) in any calendar quarter; and

•For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.765% (7.06% annualized), the incentive fee on income equals 15% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on our cumulative realized capital gains net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). Under the Investment Advisory Agreement, prior to a liquidity event this fee equaled 15% of our incentive fee capital gains, which equaled our realized capital gains on a cumulative basis from the date of our election to be regulated as a BDC, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations.

Under the Amended and Restated Investment Advisory Agreement, effective upon the closing of the Mergers on January 24, 2024, (i) the incentive fee on income increased to a catch-up of 1.8175% (7.27% annualized), 17.5% of the amount of our pre-incentive fee net investment income, if any, that exceeds the catch-up, with the preferred return to investors each quarter remaining the same as under the Investment Advisory Agreement, and (ii) the incentive fee on capital gains increased to 17.5% of our incentive fee capital gains calculated as under the Investment Advisory Agreement for periods ending after the date of the Amended and Restated Advisory Agreement, on a cumulative basis from the date of our election to be regulated as a BDC. The incentive fees payable under the Amended and Restated Investment Advisory Agreement are calculated in the same manner as the post-liquidity event calculation under the Investment Advisory Agreement.
Duration and termination

The Adviser serves as our investment adviser pursuant to the Amended and Restated Investment Advisory Agreement, which was approved by our Board of Directors in October 2023. Unless terminated earlier, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of its assignment. The Amended and Restated Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 60 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.

In determining to approve the Amended and Restated Investment Advisory Agreement, our Board of Directors requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, extent and quality of services provided to us by the Adviser, the costs of providing services to us, the profitability of the relationship between us and the Adviser, comparative information on fees and expenses borne by other comparable BDCs or registered investment companies and, as applicable, other advised accounts, and the extent to which economies of scale would be realized as we grow and whether fee levels reflect these economies of scale for the benefit of our investors. Based on the information reviewed and the considerations detailed above, our Board of Directors, including all of our directors who are not interested persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Amended and Restated Investment Advisory Agreement as being in the best interests of our stockholders.

Indemnification

The Amended and Restated Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons, and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Amended and Restated Investment Advisory Agreement or otherwise as our investment adviser.

Administration Agreements
We entered into an administration agreement with Benefit Street Partners, dated as of September 23, 2020 (the “Administration Agreement”), in which Benefit Street Partners (in such capacity, the "Administrator") provided us with office facilities and certain administrative services. Pursuant to the Administration Agreement with our Administrator, the Administrator will provide us with office facilities and certain administrative services necessary for us to conduct our business. We will reimburse BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us.
Our Board of Directors, including a majority of the independent directors, will review the reimbursement of costs and expenses to our Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine whether the reimbursement of costs and expenses under the Administration Agreement are reasonable and appropriate. Our Board of Directors will also review the methodology employed in determining how costs and expenses are allocated to us and the proposed allocation of administrative expenses among us and affiliates of our Administrator.

On January 5, 2020, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “USB Administrator”). USB Administrator provides the administrative services, such as accounting, financial reporting, legal, and compliance support, and investor relations support, necessary for us to operate.
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted us exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

Private Placement
Our initial private placement of shares of Common Stock is conducted in reliance on Regulation D under the Securities Act (“Regulation D”) or Regulation S under the Securities Act (“Regulation S”). Investors in our initial private placement are required to be “accredited investors” as defined in Regulation D of the Securities Act or non-U.S. persons under Regulation S.
Each investor in the private placement made a Capital Commitment to purchase shares of Common Stock pursuant to the Subscription Agreement. Investors are required to make capital contributions to purchase shares of Common Stock (the “Drawdown Purchase Price”) each time we deliver a drawdown notice (the “Drawdown Notice”), which will be delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-share price as determined by our Board of Directors in accordance with the limitations under Section 23 of the 1940 Act, provided that we retain the right to make non-pro rata capital drawdowns for any reason in our sole discretion, including, without limitation, if we determine that it is necessary or advisable in light of applicable legal, tax, regulatory and other considerations. As set forth in each Subscription Agreement, in the event that an investor fails to pay all or any portion of a Drawdown Purchase Price pursuant to a Drawdown Notice, and such default remains uncured for a period of thirty days (such investor, a “Defaulting Subscriber”), we will be permitted to pursue any remedies against the Defaulting Subscriber available under the Subscription Agreement or at law or at equity, including prohibiting the Defaulting Subscriber from purchasing additional shares of Common Stock or causing the Defaulting Subscriber to forfeit 50% of the Defaulting Subscriber’s shares of Common Stock to the other stockholders.
Closings of our private placement were expected to occur, from time to time, during the 12 month period following the Initial Closing (the “Initial Closing Period”), provided that our Board of Directors may extend the Initial Closing Period in its sole discretion. On November 9, 2021, our Board of Directors extended the Initial Closing Period to December 18, 2022. On December 16, 2022, our Board of Directors extended the Initial Closing Period to December 18, 2023.
Term
Drawdowns of Capital Commitments are made at the discretion of the Adviser until the earlier of (i) a liquidity event or (ii) the two-year anniversary of the end of the Initial Closing Period, provided that this period may be extended by an additional one-year extension in the discretion of our Board of Directors (the “Drawdown Period”).
After the end of the Drawdown Period, we may draw down Capital Commitments to the extent necessary to: (a) pay our expenses, including any amounts that may become due under any borrowings or other financings or similar obligations, any indemnity obligations or other liabilities and including expenses under the Administration Agreement or Investment Advisory Agreement, and/or (b) complete portfolio investments with respect to which commitments have been made or for which we have entered into a letter of intent, memorandum of understanding, written bid letter, written agreement in principle or other binding written agreement as of the end of the Drawdown Period and/or prior to the start of any suspension of the Drawdown Period (including investments that are funded in phases).
We define a “liquidity event” as any of: (1) a merger or another transaction approved by our Board of Directors in which our stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an IPO or an Exchange Listing of the Common Stock on a national securities exchange, or (3) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. There can be no assurance of when or if a liquidity event will occur. Furthermore, should there be an IPO or Exchange Listing, our stockholders will be subject to a lock-up restriction that will extend up to six months after the closing of such IPO or Exchange Listing pursuant to which they will be prohibited from selling or otherwise transferring shares of our Common Stock.

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
With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by our Valuation Designee, with assistance from one or more independent valuation firms engaged by our Board of Directors; and
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•Our Valuation Designee, under the supervision of our Board of Directors, determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable) and our Valuation Designee’s own analysis. Our Valuation Designee also has established a valuation committee (the “Valuation Committee”) to assist our Valuation Designee in carrying out its designated responsibilities, subject to oversight of our Board of Directors.
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

We are generally not able to issue and sell our Common Stock at a price below NAV per share. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then current NAV of our Common Stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our Common Stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
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

Compliance Policies and Procedures
We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated George Talarico as our Chief Compliance Officer.
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
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, Franklin BSP Capital Corporation, 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019.
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
•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and to an investment in our Common Stock. This summary does not purport to be a complete description of the income tax considerations applicable to us or our investors on such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, financial institutions, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons who mark-to-market our shares and persons who hold our shares as part of a “straddle”, “hedge” or “conversion” transaction. This summary assumes that investors hold our Common Stock as capital assets (within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”)). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this filing and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”) with respect to an investment in our Common Stock, regarding this follow-on offering. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.
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
We will be subject to a 4% nondeductible U.S. federal excise tax on certain of our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our ordinary income for each calendar year; (2) 98.2% of our capital gain net income for the one-year period ending December 31 in that calendar year; and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.
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

In order to qualify to be treated as a RIC for U.S. federal income tax purposes, we must, among other things: qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year; meet the Annual Distribution Requirement; derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” (the “Diversification Tests”). To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership which would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.
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
If we purchase shares in a passive foreign investment company (“PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges. In addition, income required to be included as a result of a QEF election would be qualifying income for purposes of the 90% Income Test if we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates, or if the included income is derived with respect to our business of investing.
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

Noncorporate U.S. stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a noncorporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate U.S. stockholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.
When we are not a publicly offered regulated investment company for any taxable year, a noncorporate U.S. stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. For taxable years beginning before 2026, certain expenses (including advisory fees), referred to as miscellaneous itemized deductions generally are not deductible by non-corporate U.S. stockholders, including individuals, trusts, and estates. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a non-corporate U.S. stockholder (such as an individual, trust or estate) only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. While we anticipate that we will constitute a publicly offered regulated investment company for our current tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.
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
We (or the applicable withholding agent) may be required to withhold U.S. federal income tax, or backup withholding, from all distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such U.S. stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.
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
Taxation of Non-U.S. Stockholders
Whether an investment in our Common Stock is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in our Common Stock by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our Common Stock.

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
If we distribute our net capital gain in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gain deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. Accordingly, investment in our Common Stock may not be appropriate for a Non-U.S. stockholder.
Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. stockholders, and gains realized by Non-U.S. stockholders upon the sale of our Common Stock that is “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder (or if an income tax treaty applies, attributable to a “permanent establishment” in the United States), will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. Corporate Non-U.S. stockholders may also be subject to an additional branch profits tax at a rate of 30% imposed by the Code (or lower rate provided by an applicable treaty). In the case of a noncorporate Non-U.S. stockholder, we may be required to withhold U.S. federal income tax from distributions that are otherwise exempt from withholding tax (or taxable at a reduced rate) unless the Non-U.S. stockholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.
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
The tax consequences to a Non-U.S. stockholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Non-U.S. stockholders are advised to consult their own tax advisors with respect to the particular tax consequences to them of an investment in our shares.
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
Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our Common Stock.
Failure to Obtain RIC Tax Treatment
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at U.S. federal income tax corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our Common Stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our Common Stock.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge on our website at www.fbccbdc.com/financials/sec-filings/. Information contained on our website is not incorporated into this Annual Report on Form 10-K and you should not consider such information to be part of this Annual Report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s website at http://www.sec.gov.

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
The Amended and Restated Investment Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
We expect that any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Amended and Restated Investment Advisory Agreement, our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the debt instrument that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
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
The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible which could affect our financial condition, business, and results of operations.

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
Our Adviser has the right to resign under the Amended and Restated Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations, and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations, and cash flows.
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
We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. As of December 31, 2023, our asset coverage calculated in accordance with the 1940 Act was 197%.
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
Senior Secured Loans. When we make a senior secured loan to a portfolio company, it will generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which could help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should it be forced to enforce its remedies.

Second Lien, or Other Subordinated Loans or Debt. We may invest in second lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest. If a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Issuers of subordinated debt obligations may be highly leveraged and may not have available to them more traditional sources of financing. During an economic downturn or a sustained period of rising interest rates, such issuers may be more likely to experience financial stress and may be unable to meet their obligations. In addition, certain of our loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on our loan or on debt senior to our loan, or in the event of the bankruptcy of a borrower, our loan will be satisfied only after all senior debt is paid in full. The Adviser’s ability to amend the terms of our loans, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to our loans exists.
Unsecured Loans or Debt. We may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to us. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.
Middle Market Companies. We will invest in the debt obligations or securities of middle market and/or less well-established companies. While middle market companies may have potential for rapid growth, they often involve higher risks. Middle market companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees it may have obtained in connection with our investment. Middle market companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Less publicly available information may be available about these companies and they may not be subject to the financial and other reporting requirements applicable to public companies. They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on us. Middle market companies may also have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. They may also have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity. Middle market loans may also be subject to greater illiquidity if they are privately negotiated or syndicated in comparison to publicly traded instruments or, if such instruments are publicly traded, there may be smaller relative trading volumes.
Investments in Privately Held Companies. While not a primary strategy of ours, we may acquire controlling or minority equity stakes in privately held companies, which may occur, among other ways, by reason of converting debt into equity. The success of our investments in privately held companies that it controls will depend in part on the Adviser’s ability to develop plans and strategies to exploit new business opportunities for such companies as well as the Adviser’s ability to restructure and effect improvements in the operations of such companies. The activity of developing such plans and strategies and of identifying and implementing operational improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such plans, strategies or improvements. To the extent that we own a controlling stake in, or is deemed an affiliate of, a particular company, it may also be subject to certain additional bankruptcy or securities laws restrictions that could affect both the liquidity of our interest and our ability to liquidate our interest without adversely impacting the price thereof, including insider trading restrictions, the affiliate sale restrictions of Rule 144 of the Securities Act and the disclosure requirements of Sections 13 and 16 of the Exchange Act. The exercise of control over a company, depending upon the amount and type of securities owned by us, contractual arrangements between the company and us, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to us. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of investments or other claims we may have against the company if it is subject to a bankruptcy case or other insolvency proceeding.
The success of our investments in minority equity stakes of privately held companies will depend in part on the performance and abilities of such companies’ controlling shareholders. Because we will not control such companies, our ability to exit from such investments may be limited. Additionally, we are likely to have a reduced ability to influence management of such companies. The Adviser may also have disagreements with controlling shareholders over the strategy and operations of such companies. As a result of the foregoing, our equity investments in such companies may perform poorly.

Bank Loans. We may invest a portion of our investments in loans originated by banks and other financial institutions. The loans in which we invest may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity, that current levels of liquidity will persist and that the market will not experience periods of significant illiquidity in the future. In addition, we may make investments in stressed or distressed bank loans which are often less liquid than performing bank loans.
We may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation. The settlement process for the purchase of bank loans can take several days and, in certain instances, several weeks longer than a bond trade. The longer a trade is outstanding between the counterparties, the higher the possible risk of additional operational and settlement issues and the potential for our counterparty to fail to perform.
Public Debt. In the event that we acquire fixed income securities and/or other instruments that are publicly traded, which may include securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated, we will be subject to certain inherent risks. Below investment grade securities, which are often referred to as "high yield," "speculative" or "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. In some circumstances, we may be unable to obtain financial covenants or other contractual rights, including management rights, that it might otherwise be able to obtain in making privately-negotiated debt investments. Moreover, we may not have the same access to information in connection with investments in public instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated debt investment.
Term Loans, Delayed Draw Term Loans, or Revolvers. We may invest in a variety of different types of debt, including but not limited to term loans, delayed draw term loans, bridge loans, and revolving loans. A term loan is a loan that has a specified repayment schedule. A delayed draw term loan is a loan that typically permits the borrower to withdraw predetermined portions of the total amount borrowed at certain times. A revolving credit facility differs from a delayed draw term loan in that as the borrower repays the loan, an amount equal to the repayment may be borrowed again during the term of the revolving credit facility. Delayed draw term loans and revolving credit facilities usually provide for floating or variable rates of interest. If we enter into or acquires a commitment with a borrower regarding a delayed draw term loan or a revolver, we will be obligated on one or more dates in the future to lend the borrower monies (up to an aggregate stated amount) if called upon to do so by the borrower. These commitments may have the effect of requiring us to increase our investment in a borrower at a time when it might not otherwise decide to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed draw term loans and revolvers may be subject to restrictions on transfer, and only limited opportunities may exist to resell such instruments. As a result, we may be unable to sell such investments at an opportune time or may have to resell them at less than fair market value.

Financially Troubled Companies. We may invest in the obligations of companies that are in weak financial condition, experiencing poor operating results, having substantial capital needs or negative net worth, or facing special competitive or product obsolescence problems, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Investments in such financially troubled companies involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. Among the risks inherent in investments in troubled entities is the fact that it frequently may be difficult to obtain information as to the true condition of such issuers. Loans issued by companies in bankruptcy are also highly risky, as there are a number of significant rights throughout the bankruptcy process, which may result in losses to us. Such investments may also be adversely affected by laws relating to, among other things, fraudulent transfers and other voidable transfers or payments, lender liability and the bankruptcy court’s power to disallow, reduce, subordinate or disenfranchise particular claims. Such companies’ securities may be considered speculative, and the ability of such companies to pay their debts on schedule could be affected by adverse interest rate movements, changes in the general economic climate, economic factors affecting a particular industry or specific developments within such companies. Additionally, we could invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders. There is no assurance that the Adviser or their affiliates will correctly evaluate the value of the assets underlying the securities or obligations purchased by us or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company in which we invest, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. Under such circumstances, the returns generated may not compensate the shareholders adequately for the risks assumed. In liquidation (both in and out of bankruptcy) and other forms of corporate reorganization, there exists the risk that the reorganization will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash or a new security the value of which will be less than the purchase price of the security in respect of which such distribution is made. In certain transactions, we may not be “hedged” against market fluctuations, or, in liquidation situations, may not accurately value the assets of the company being liquidated. This can result in losses, even if the proposed transaction is consummated.
High Yield Debt. We may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or which may be unrated but of comparable credit quality to obligations rated below investment-grade, and have greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and, therefore, it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities.
High yield debt is often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield debt has historically experienced greater default rates than has been the case for investment-grade securities. We may also invest in equity securities issued by entities with unrated or below investment-grade debt.
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

Levered Entities. We may make investments whose capital structures have significant leverage. Such investments are inherently more sensitive to declines in revenues and asset values and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the investments to adverse economic factors such as downturns in the economy or deterioration in the condition of the investment, its underlying assets or its industry. Additionally, depending on the level in the capital structure in which we acquire investments, we may be subject to a greater risk of loss than if it acquires securities higher in a capital structure.
Convertible Securities. We may invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles the holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged.
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
A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third-party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.
Equity Securities. We may hold investments in equity securities. Equity securities may include common and preferred stocks and warrants, rights and equivalents. As with other investments that we may make, the value of equity securities held by us may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities or debt instruments. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Depending on the features of the particular security, holders of preferred stock may bear the risks disclosed herein regarding equity or fixed income securities. Dividends paid to equity holders may be suspended or cancelled at any time, and minority owners may have limited protections. In addition, if an issuer of equity securities in which we have invested sells additional shares of its equity securities, our interest in the issuer will be diluted and the value of our investment may decrease.
Warrants. We may hold warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit our ability to exercise the warrants or rights at such time, or in such quantities, as we would otherwise wish.

Covenant-Lite Loans. We may invest in covenant-lite loans, which contain limited, if any, financial covenants. Generally, such loans either do not require the obligor to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the obligor to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. As a result, our exposure to different risks may be increased, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have such requirements and restrictions.
Cash and Other Investments. We may invest all or a portion of our assets in cash or cash items for investment purposes, pending other investments or as provision of margin for derivatives contracts. These cash items may include money market instruments such as negotiable or non-negotiable securities issued by or short-term deposits with the U.S. and non-U.S. governments and agencies or instrumentalities thereof, bankers’ acceptances, high quality commercial paper, repurchase agreements, bank certificates of deposit, and short-term debt securities of U.S. or non-U.S. issuers deemed to be creditworthy by the Adviser. We may also hold interests in investment vehicles that hold cash or cash items. While investments in cash items generally involve relatively low risk levels, they may produce lower than expected returns, and could result in losses. Investments in cash items and money market funds may also provide less liquidity than we anticipated at the time of investment.
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
The terms of loans in which we invest may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by us earlier than expected. This could happen when there is a decline in interest rates, when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of our investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations. Assuming an improvement in the credit market conditions, early repayments of the debt held by us could increase. To the extent early prepayments increase, they may have a material adverse effect on our investment objectives and profits. In addition, if we are unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by us will decline as compared to the Adviser’s expectations.
Our assets may include loans for which most or all of the principal is due at maturity. The ability of the obligor(s) under such loan to make such a large payment upon maturity could depend upon its ability to refinance the loan prior to maturity. The ability of an obligor to consummate a refinancing will be affected by many factors, including the availability of financing at acceptable rates to such obligor, the financial condition of such obligor, the marketability of the collateral (if any) securing such loan, the operating history of the obligor and related businesses, tax laws and prevailing general economic conditions. Additionally, middle market or smaller obligors generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from more traditional sources, such as commercial banks. Consequently, such obligor may not have the ability to repay the loan at maturity and, unless it is able to refinance such loan, it could default in payment at maturity, which could result in losses to us and, indirectly, to the shareholders.

Significant numbers of obligors are expected to need to refinance their debt over the next few years, and significant numbers of collateralized loan obligation transactions (historically an important source of funding for loans) have reached or are close to reaching the end of their reinvestment periods or the final maturities of their own debt. As a result, there could be significant pressure on the ability of obligors to refinance their debt over the next few years unless a significant volume of new collateralized loan obligation transactions or other sources of funding develop. If such sources of funding do not develop, significant defaults in our assets could occur, and there could be downward pressure on the prices and markets for debt instruments, including assets held by us. In certain circumstances, it may be in our interest to participate in a refinance, including later in our life, however, our ability to so participate depends on availability of our capital. In addition, other funds may participate in a refinancing, which may cause conflicts of interest, and there is no guarantee that such conflicts would be resolved in our interest. We may determine to restructure investments in a manner that would extend the maturity of such investments.
Our investments are generally subject to credit risk.
“Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument, in which case we may lose some or all of our investment in that instrument, subject us to loss. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the companies to which we are invested and their ability to comply with their loan repayment obligations, or their ability to refinance such obligations.
In addition, credit ratings may be assigned by various credit rating agencies to loans or other debt instruments that may be acquired by us reflect only the views of those agencies. Explanations of the significance of ratings should be obtained from such credit rating agencies. No assurance can be given that ratings assigned will not be withdrawn or revised downward if, in the view of such credit rating agency, circumstances so warrant. Ratings may be wrong or ratings agencies may not adjust their ratings in real time.
We and our investments are subject to risks associated with non-U.S. investing.
Certain non-U.S. investments involve risks and special considerations not typically associated with U.S. investments, and investing outside the U.S. may involve greater risks than investing in the U.S. These risks include, but are not limited to: (i) less publicly available information; (ii) varying levels of governmental regulation and supervision; (iii) the difficulty of enforcing legal rights in a non-U.S. jurisdiction and uncertainties as to the status, interpretation and application of laws; (iv) different accounting, auditing and financial reporting standards, practices and requirements compared to those applicable to U.S. companies; (v) fluctuations in currency exchange rates; (vi) the risk of nationalization or expropriation of assets or confiscatory taxation; (vii) social, economic and political uncertainty, including war, global or regional conflicts, and revolution; (viii) dependence on exports and the corresponding importance of international trade; (ix) greater price fluctuations and market volatility; (x) less liquidity and smaller capitalization of securities markets; (xi) higher rates of inflation; (xii) controls on, and changes in controls on, non-U.S. investment and limitations on repatriation of invested capital and on our ability to exchange local currencies for U.S. dollars; (xiii) less extensive regulation of the securities markets; (xiv) longer settlement periods for securities transactions; and (xv) less developed corporate laws regarding fiduciary duties and the protection of investors. Non-U.S. markets may be smaller, less liquid, and subject to greater influence by adverse events generally affecting the market. Brokerage commissions and other transaction costs on securities exchanges in non-U.S. countries are generally higher than in the United States. Non-U.S. securities settlements may in some instances be subject to delays and related administrative uncertainties. In some countries there are restrictions on investments or investors such that the only practicable way for us to invest in such markets is by entering into swaps or other derivative transactions with its prime brokers or others. Such transactions involve counterparty risks which are not present in the case of direct investments and which may not be controllable by the Adviser.
Currency Exchange Risk. Investments or liabilities of ours may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. We may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar. Changes in foreign currency exchange rates may also affect the value of dividends and interest earned, and the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors.

We are not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that we may implement. To the extent we enter into currency hedging operations, we may incur costs related to such hedging arrangements, which may be undertaken in exchange-traded or over-the-counter contexts, including futures, forwards, swaps, options and other instruments.
The lack of liquidity in our investments may adversely affect our business.
The lack of an established, liquid secondary market for our investments may have an adverse effect on the market value of our investments and on our ability to dispose of them. Additionally, our investments may be subject to certain transfer restrictions that would also contribute to illiquidity. Finally, our assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens as a result of a significant macro-economic shock or for any other reason. Therefore, no assurance can be given that, if we are determined to dispose of a particular investment held by us, it could dispose of such investment at the prevailing market price or the current valuation of the investment. A portion of our investments may consist of securities that are subject to restrictions on resale by us because they were acquired in a “private placement” transaction or because we are deemed to be an affiliate of the issuer of such securities. Generally, we will be able to sell such securities only under Rule 144 under the Securities Act, which permits limited sales under specified conditions, or pursuant to a registration statement under the Securities Act. When restricted securities are sold to the public, we may be deemed to be an underwriter or possibly a controlling person with respect thereto for the purposes of the Securities Act and be subject to liability as such under the Securities Act. In addition, we may, from time to time, possess material, non-public information about a borrower or issuer or we may be an affiliate of a borrower or an issuer. Such information or affiliation may limit the ability of us to buy and sell investments.
Due to the illiquid nature of our investments, we cannot predict with confidence what the exit strategy will ultimately be for any given position, or that one will definitely be available. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors.
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
The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as the London Interbank Offer Rate (“LIBOR”) or secured overnight financing rate (“SOFR”), so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
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

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and 2023 and may further increase the federal funds rate in 2024. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us.

We may from time to time incur contingent liabilities in connection with an investment that may adversely affect us.
We may from time to time incur contingent liabilities in connection with an investment. For example, we may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn. If the borrower subsequently draws down on the facility, we will be obligated to fund the amounts due. There can be no assurance that we will adequately reserve for such contingent liabilities and that such liabilities will not have an adverse effect on us.
In connection with the disposition of our investment in a portfolio company, we may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of a business. We also may be required to indemnify the purchasers of our investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which we may establish reserves or escrows. In that regard, shareholders may be required to purchase shares of Common Stock pursuant to their Subscription Agreements in order to fund our obligations, including indemnity obligations.
We generally will not control our portfolio companies and may co-invest with third-parties.
We generally will not control our portfolio companies, even though we may have board representation or board observation rights, and debt agreements may contain certain restrictive covenants. As a result, we will be subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for investments in non-traded companies, we may not be able to dispose of interests in our portfolio companies as readily as it would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
We may co-invest with third-parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third-party is not involved, including the possibility that a third-party co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with those of ours, or may be in a position to take action contrary to our investment objective. In addition, we may in certain circumstances be liable for actions of our third-party co-venturer or partner.
Investments in a portfolio company, whether debt, equity, or a combination thereof, may lead to receiving material non-public information or obtaining “control” of the target company. The ability to exit an investment where we have material non-public information or control could be limited and could result in a realized loss on the investment.
We may be provided with material non-public information that may restrict our ability to trade in the portfolio company’s securities or be subject to other limitations on trading. While we intend to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, we may trade in the portfolio company’s securities while engaged in the portfolio company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause us to incur significant legal fees and potential losses. As we will indemnify any person serving on a committee on its behalf for claims arising from the breaches of those obligations, indemnification payments could adversely affect the return on our investment in a portfolio company.

We may be subject to allegations of lender liability.
A number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our and our affiliates’ investments, we could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. We may make investments in which it would not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investment could arise without our direct involvement.
We may be subject to risks due to borrower fraud.
There is a risk of material misrepresentation or omission on the part of the borrower. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of us to perfect or effectuate a lien on any collateral securing the loan. We cannot guarantee the accuracy or completeness of representations made by and information provided by borrowers.
We are subject to U.S. federal and state and applicable foreign laws enacted for the protection of creditors.
Various U.S. federal and state and applicable foreign laws enacted for the protection of creditors may apply to the purchase of our investments, which constitute our primary assets, by virtue of our role as a creditor with respect to the borrowers under such investments. In general, if payments on an investment are voidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient (such as the us) or from subsequent transferees of such payments, including shareholders. If any of these actions occurred, it would affect our financial condition, business, and results of operations.
Our investment activities may subject us to the normal risks of becoming involved in litigation by third parties.
Our investment activities subject us to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a company’s direction. We may also be subject to certain litigation and related risks associated with origination and servicing. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state attorneys general, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent we seek to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, we will be subject to enhanced risks of litigation, regulatory actions and other proceedings. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce net assets.

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
In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues. Increased environmental regulation and the resulting regulatory compliance costs may also make it difficult for our portfolio companies to expand their businesses into non-U.S. countries, which could result in decreased capital resources and financial outlook for our portfolio companies.

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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $889.4 million in total assets, (ii) a weighted average cost of funds of 7.76%, (iii) $400.0 million of debt outstanding (i.e. assumes that the full amount is available to us under our JPM Credit Facility as of December 31, 2023) and (iv) $388.1 million in stockholders’ equity and (v) no incentive fees payable by us to the Adviser. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions and Agreements—Borrowings” for further information regarding our Borrowings.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(30.91)%	(19.45)%	(8.00)%	3.46%	14.92%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2023 total assets of at least 3.49%.

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
Shares of our Common Stock are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. We intend to seek a liquidity event for our stockholders within four years following the end of the Initial Closing Period, which has been extended by two one-year extensions by our Board of Directors. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our Board of Directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) a merger or another transaction approved by our Board of Directors in which our stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an IPO or an Exchange Listing of our Common Stock on a national securities exchange or (3) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation.
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
We intend to seek a potential liquidity event for our stockholders within four years following the end of the Initial Closing Period, which has been extended by two one-year extensions by our Board of Directors. We expect that our Board of Directors, in the exercise of the requisite standard of care applicable to directors under Delaware law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in our best interests. A liquidity event could include (1) a merger or another transaction approved by our Board of Directors in which our stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an IPO or an Exchange Listing of our Common Stock on a national securities exchange or (3) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for shares will be limited. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of shares of Common Stock would generally be made on a pro rata basis (based on the number of shares of Common Stock put to us for repurchases), not on a first-come, first-served basis. There is no assurance that our Board of Directors will adopt a repurchase program at the end of the Drawdown Period or at all, and our Board of Directors may amend, suspend or terminate any such repurchase program at any time in its discretion.
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
Purchases of shares of our Common Stock pursuant to the Subscription Agreements will generally be made pro rata, in accordance with the remaining capital commitments of all investors. However, we may request capital contributions on a non-pro rata basis in accordance with the terms of the Subscription Agreements. To the extent an investor is required to purchase less than its pro rata share of a drawdown of investor capital commitments, such stockholder will experience dilution in their percentage ownership of us.
Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.
Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock in one or more series without stockholder approval. Our Board of Directors has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption for each class or series of preferred stock.

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
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation that classify our Board of Directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our Common Stock, and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the NAV of shares of our Common Stock.

The issuance of shares of our Series A Preferred Stock, par value $0.001 per share dilutes the relative voting power and ownership of holders of our Common Stock.

Our Series A Preferred Stock is convertible at the option of either the holder of Series A Preferred Stock or us at any time commencing six months following the closing date of a liquidity event. The holders of Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our Common Stock on all matters submitted to a vote of the holders of our Common Stock, except for the election of our preferred directors. Therefore, the issuance of our Series A Preferred Stock effectively reduces the relative voting power of the holders of our Common Stock because the conversion of our Series A Preferred Stock into Common Stock would dilute the ownership interest of existing holders of our Common Stock.

Our Series A Preferred Stock may be unrated securities.

We intend to achieve an investment grade rating for our Series A Preferred Stock from a nationally recognized statistical ratings organization (“NRSRO”) and to seek a second rating from another NRSRO within two years of the initial closing of the private placement of our Series A Preferred Stock. However, there is no assurance that we will receive a rating, or the desired rating, from a NRSRO and may remain unrated.

Our Series A Preferred Stock is subordinate to our existing and future indebtedness.

While preferred stockholders, including holders of our Series A Preferred Stock, will have equal liquidation and distribution rights to any other series of preferred stock, they are subordinated to our existing and future indebtedness. Therefore, dividends, distributions and other payments to preferred stockholders in liquidation or otherwise may be subject to prior payments due to the holders of senior indebtedness.

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
In order to satisfy the Annual Distribution Requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our Common Stock instead of in cash, provided that stockholders have the right to elect to receive their distribution in cash. As long as a portion of such distribution is payable in cash (which portion can be as low as 20% based on certain rulings by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. If too many stockholders elect to receive their distributions in cash, each stockholder electing to receive his/her distribution in cash would receive a pro rata portion of his/her distribution in cash and the remaining portion of the distribution would be paid in shares of our Common Stock. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our Common Stock, and a stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our Common Stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our Common Stock.

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
A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are generally not deductible for taxable years beginning before 2026. For taxable years beginning in 2026 and later, such expenses may be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income. Such expenses are not deductible by an individual for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

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

RISKS RELATING TO THE MERGERS

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
Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) that occur will create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which us and our investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability, including global or regional conflicts; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

In addition, disruptions in the capital markets caused by the rising interest rate environment and fears of a recession have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.

The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.

The U.S. capital markets have experienced volatility and disruption in recent years following the spread of COVID-19 in the United States and globally. Some economists and major investment banks have expressed concern that new outbreaks of the virus or another pandemic or epidemic could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may in the future implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have a negative impact on our operating results and the fair values of our debt and equity investments.

We believe that attractive investment opportunities may present themselves during this volatile period as in other periods of market volatility, and we may have opportunities to make investments at compelling values. However, periods of market disruption and instability, like the one we are experiencing currently, may adversely affect our access to sufficient debt and equity capital in order to take advantage of attractive investment opportunities that are created during these periods. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions.

Inflation and Supply Chain Risk could adversely impact our portfolio companies and our results of our operations.

Inflation and fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on the level of economic activity. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.

Economic activity has continued to accelerate across sectors and regions. Nevertheless, global supply chain issues have, and may in the future, lead to a rise in energy prices. Inflation may continue in the near to medium‐term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our obligors’ profit margins.

Additionally, the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have an adverse impact on our portfolio companies. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which we are likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for us and our portfolio companies.

Uncertainty with respect to the financial stability of the United States could have a significant adverse effect on our business, financial condition and results of operations.
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

As a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the incentive fee and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income.

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
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our share price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our share price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of management and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and stockholder activism matters.
A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Adviser and, as a result, there is uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there are no readily available market quotations, at fair value, as determined by our Adviser, as Valuation Designee, subject to oversight by our Board of Directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Adviser.
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
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Stock. However, the effects might be adverse, which could negatively impact our ability to pay distributions and cause stockholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our stockholders may not agree or for purposes other than those contemplated at the time of our offering.
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
Terrorist attacks, acts of war, global or regional conflicts (such as those in the Middle East and Eastern Europe), natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition.
Terrorist attacks, acts of war, global or regional conflicts (such as those in the Middle East and Eastern Europe), natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Management and Board Oversight

Our Board of Directors oversees risk management for the Company, including through its approval of the investment policy and other policies of the Company and its oversight of the Adviser. For certain risks, our Board of Directors has delegated oversight responsibilities to committees of our Board of Directors. For example, the Nominating and Corporate Governance Committee assists our Board of Directors with assessing risks associated with conflicts of interest. Cybersecurity risk management is integrated into this broader risk management framework. Our Board of Directors has delegated to the Audit

Committee oversight of management’s programs and policies to identify, assess, manage, mitigate and monitor significant business risks of the Company, including privacy, information technology and cybersecurity risks.

Information Technology and Cybersecurity Risks
We have no employees and rely on the Adviser, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Advisory Agreement. Therefore, we rely heavily on Franklin Templeton’s information systems and its program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President and Chief Risk and Transformation Officer, has 28 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 12 years. In addition, the CISO provides regular briefings for our Board of Directors and senior officers of the Company on cybersecurity matters, including on threats, events, and program enhancements. The Chief Compliance Officer of the Company also provides periodic updates to our Board of Directors and senior officers of the Company on cybersecurity threats and material risks from cybersecurity threats with respect to the Company.

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems the Adviser uses to provide services to us pursuant to the Advisory Agreement, Franklin Templeton’s cybersecurity team utilizes a regularly updated cybersecurity incident response plan that was developed based on, and is periodically benchmarked to, applicable third-party cybersecurity standards and frameworks. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is led by the CISO or their delegee. In addition, senior officers of the Company have implemented a Company policy that supplements the Franklin Templeton incident response plan with respect to cybersecurity incidents that have or may impact the Company, including by impacting the Adviser’s ability to provide services to the Company pursuant to the Advisory Agreement. Pursuant to this policy, the Adviser and Franklin Templeton are required to notify and update the Company’s senior officers and our Audit Committee with respect to certain matters related to cybersecurity incidents specified under the policy.

The Audit Committee oversees, on behalf of our Board of Directors, the Company’s privacy, information technology and security and cybersecurity risk exposures, including (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation, (ii) the programs and steps implemented by management to monitor and mitigate any exposures, (iii) the Company’s information governance and information security policies and programs, and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. On a quarterly basis, the CISO or their delegee report to our Board of Directors or Audit Committee on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks.

Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

The Franklin Templeton cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from and reporting cybersecurity events. The Company has a policy that supplements the Franklin Templeton cybersecurity incident response plan and addresses reporting and disclosure considerations related to a cybersecurity incident.

Prevention and Preparation

Franklin Templeton undertakes regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and they implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts, Franklin Templeton periodically engages consultants to conduct external reviews of its vulnerabilities, including penetration testing and compromise assessments. Franklin Templeton employs best practice identity and access management including broad adoption of multifactor authentication, geo-location blocking, behavior analytics and controls aligned to a zero trust model.

Franklin Templeton and the Adviser recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of their prevention efforts is employee training on their data privacy and cybersecurity procedures. For example, all new hires of Franklin Templeton and the Adviser receive mandatory privacy and information security training. In addition, current employees of the Adviser must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related testing and trainings that the Adviser conducts throughout the year.

We recognize that third parties that provide information systems used by the Adviser to provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third party risk, Franklin Templeton maintains a vendor code of conduct, which is designed to require third party vendors to comply with our requirements for maintenance of passwords, as well as other confidentiality, security, and privacy procedures. All third party vendors must complete a cyber incident reporting questionnaire to ensure timely notification of any potential cybersecurity breaches. Third-party IT vendors are also subject to additional diligence requirements.

As discussed above, to support its preparedness, Franklin Templeton has an incident response plan that it regularly updates. In addition, Franklin Templeton performs regularly scheduled tabletop exercises and periodic drills at least once a year to test its incident response procedures, identify improvement opportunities and exercise team preparedness. Franklin Templeton also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt its network or networks of its vendors, in all cases up to specified limits and subject to certain exclusions.

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a comprehensive threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event (e.g., ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.

Containment, Eradication, Recovery, and Reporting

In the event of a cybersecurity incident, the Franklin Templeton incident response team is initially focused on containing the cybersecurity incident as quickly as possible consistent with the procedures in the incident response plan. Containment procedures may include off-lining systems, including by disconnecting network cable, utilizing network-management tools to isolate the host, altering the DNS entry of impact hosts, and coordinating with service providers.

Once a cybersecurity incident is contained the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions, validation of files or data that may have been affected, and increased network monitoring or logging to identify recurring attacks.

Franklin Templeton has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts, including a forensic investigation firm, a ransomware recovery vendor, a communications firm, and various law firms.

Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, make adjustments as appropriate and report to our senior management and Audit Committee on these matters.

Cybersecurity Risks

As of December 31, 2023, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. We and our Adviser routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachments to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. Although the Adviser and Franklin Templeton, on our behalf, make efforts to maintain the security and integrity of the information technology systems the Adviser uses on our behalf, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them are subject to the risk of a security incident or disruption, and there can be no assurances regarding our security efforts and measures or those of our third party providers. See “Item 1A–Risk Factors– Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019. We believe that our current office facilities are adequate for our business as we intend to conduct it.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2023, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2023:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock, par value $0.001 per share	450,000,000	26,080,389
Series A Convertible Preferred Stock, par value $0.001 per share	50,000,000	77,500
As of December 31, 2023, we had issued 26.1 million shares of Common Stock for net proceeds of $395.9 million, including the shares purchased by affiliates and shares issued under our distribution reinvestment plan (the “DRIP”). We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of December 31, 2023, we had 1,668 and 4 record holders of our Common Stock and Series A Preferred Stock, respectively.
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
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2023, 2022, and 2021, no portion of our distributions were characterized as return of capital for tax purposes, respectively.
Sales of Unregistered Securities
Except as previously reported by the Company on its Current Reports on Form 8-K, the Company did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
ITEM 6. SELECTED FINANCIAL DATA

[Reserved].

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Franklin BSP Capital Corporation (including, for periods prior the Conversion, Franklin BSP Capital L.L.C., a Delaware limited liability company, the "Company," "FBCC," "we," “us,” or "our") and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, Franklin BSP Capital Adviser L.L.C. (the “Adviser”). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A — “Risk Factors” in this Annual Report on Form 10-K.
Overview
We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC, and has elected to be treated for U.S. federal income tax purposes, as a RIC under the Code. We are managed by the Adviser. The Adviser is an affiliate of Benefit Street Partners. Our Adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2023, 90.5% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of December 31, 2023, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of December 31, 2023, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

On January 24, 2024, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Lending Corporation, a Maryland corporation (“FBLC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and our direct wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. In connection therewith, Merger Sub merged with and into FBLC (the “Merger”), with FBLC continuing as the surviving company and as our wholly-owned subsidiary, followed by FBLC merging with and into us (together with the Merger, the “Mergers”), and with us continuing as the surviving company. See “Recent Developments—Mergers” for further information regarding the Mergers.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At December 31, 2023:
Investment Portfolio	$756,145
Net assets attributable to common stock	388,119
Debt (net of deferred financing costs)	319,918
Secured borrowings	33,344
Net asset value per share attributable to common stock	14.88

Portfolio Activity for the Year Ended December 31, 2023:
Purchases during the year	77,021
Sales, repayments, and other exits during the year	101,707
Number of portfolio companies at end of year	75

Operating Results for the Year Ended December 31, 2023:
Net investment income (loss) per share - basic	2.11
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	1.77
Net investment income (loss)	53,575
Net realized and unrealized gain (loss)	(8,796)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	37,147
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

During the year ended December 31, 2023, we made $77.0 million of investments in new portfolio companies and had $101.7 million in aggregate amount of sales and repayments, resulting in net investments of $(24.7) million for the period. The total portfolio of debt investments at fair value consisted of 98.0% bearing variable interest rates and 2.0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2023 was as follows:

	December 31, 2023
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	83.6%	12.1%
Senior Secured Second Lien Debt	6.9	13.4
Subordinated Debt	4.7	13.2
Debt Subtotal	95.2%	12.2%
Equity/Other	4.8	7.8
Total	100.0%	12.0%
(1) As of December 31, 2023, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 4.7% and 4.3% of our total portfolio, respectively. Post Road’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Post Road as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of December 31, 2023 would be as follows:

December 31, 2023
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.6%
Senior Secured Second Lien Debt	6.9
Senior Secured - Subtotal	99.5%
Equity/Other	0.5
Total	100.0%
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
(1) As of December 31, 2022, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 4.0% and 3.9% of our total portfolio, respectively. Post Road’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Post Road as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of December 31, 2022 would be as follows:

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
The weighted average risk rating of our investments based on fair value was 2.3 and 2.1 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding our non-accrual policy.
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

Expenses
We will bear all out-of-pocket costs and expenses of our operations and transactions, including, but not limited to:
•expenses incurred by the Adviser and payable to third parties, including agents, consultants and other advisors, in monitoring our financial and legal affairs, news and quotation subscriptions, and market or industry research expenses;
•the cost of calculating our NAV; the cost of effecting sales and repurchases of shares of our Common Stock and other securities;
•management and incentive fees payable pursuant to the Investment Advisory Agreement; fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, making investments, and, if necessary, enforcing its rights, and valuing investments (including third-party valuation firms);
•expenses related to consummated or unconsummated investments, including dead deal or broken deal expenses; rating agency expenses; fees to arrange our debt financings;
•distributions on our shares; administration fees payable under the Administration Agreement;
•the allocated costs incurred by our Administrator in providing managerial assistance to those portfolio companies that request it; transfer agent and custodial fees; fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events); accounting, audit and tax preparation expenses;
•federal and state registration fees; any exchange listing fees; federal, state, local, and other taxes;
•costs and expenses incurred in relation to compliance with applicable laws and regulations and our operation and administration generally;
•independent directors’ fees and expenses;
•brokerage commissions; costs of proxy statements, stockholders’ reports and notices; costs of preparing government filings, including periodic and current reports with the SEC; our fidelity bond, directors and officers/errors and omissions liability insurance, and any other insurance premiums; indemnification payments;
•expenses relating to the development and maintenance of our website, if any; other operations and technology costs;
•direct costs and expenses of administration, including printing, mailing, copying, telephone, fees of independent accountants and outside legal costs; and
•all other expenses incurred by us or our Administrator in connection with administering our business, including, but not limited to, payments under the Administration Agreement based upon our allocable portion of our Administrator’s overhead in performing its obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals and administrative staff who provide support services in respect of us.
Our operating results for the years ended December 31, 2023, 2022, and 2021 were as follows (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021
Total investment income	$94,685	$56,744	$12,245
Expenses, net of incentive fee waiver	40,776	24,603	8,003
Income tax expense, including excise tax	334	671	99
Net investment income (loss)	$53,575	$31,470	$4,143

Investment Income

Investment income increased from $56.7 million for the year ended December 31, 2022 to $94.7 million for the year ended December 31, 2023. The increase is primarily driven by the increase in rising base rates on our variable debt, which is 98.0% of our portfolio as of December 31, 2023, as well as deployment of $51.0 million of capital commitments slightly offset by a decrease in our portfolio due to repayment activity. As of December 31, 2023, the weighted average yield of our investment portfolio was 15.4% increased from 10.8% as of December 31, 2022. Our investment portfolio at amortized cost decreased to $769.0 million for the year ended December 31, 2023 from $788.2 million for the year ended December 31, 2022. PIK income from investments increased from $2.0 million for the year ended December 31, 2022 to $3.2 million for the year ended December 31, 2023. Fee and other income, included within total investment income, increased from $1.6 million for the year ended December 31, 2022 to $1.8 million for the year ended December 31, 2023, primarily due to an increase in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Investment income increased from $12.2 million for the year ended December 31, 2021 to $56.7 million for the year ended December 31, 2022. The increase was primarily driven by the increase in rising base rates on our variable debt, which was 98.3% of our portfolio December 31, 2022, as well as increase size of our portfolio due to the deployment of $165.0 million of capital commitments. As of December 31, 2022, the weighted average yield of our investment portfolio was 10.8% increased from 7.3% as of December 31, 2021. Our investment portfolio at amortized cost increased to $788.2 million for the year ended December 31, 2022 from $515.2 million for the year ended December 31, 2021. PIK income from investments increased from $0.1 million for the year ended December 31, 2021 to $2.0 million for the year ended December 31, 2022. Fee and other income, included within total investment income, increased from $0.3 million for the year ended December 31, 2021 to $1.6 million of fee and other income for the year ended December 31, 2022, primarily due to an increase in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2023, 2022, and 2021 were as follows (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021
Management fees	$4,187	$3,378	$1,109
Incentive fee on income	7,704	4,720	711
Incentive fee on capital gains	—	(409)	409
Interest and debt fees	31,149	17,467	3,539
Professional fees	2,050	1,738	1,281
Other general and administrative	2,073	1,205	979
Amortization of common stock offering costs	—	16	596
Administrative services	302	226	113
Directors' fees	1,015	573	386
Incentive fee waiver	(7,704)	(4,311)	(1,120)
Expenses, net of incentive fee waiver	$40,776	$24,603	$8,003
Interest and debt fees

Interest and debt fees increased from $17.5 million for the year ended December 31, 2022 to $31.1 million for the year ended December 31, 2023. The increase is primarily driven by the increase in debt borrowing and rising base interest rates of our variable rate debt. The average daily debt outstanding for facility borrowings for the year ended December 31, 2022 was $324.3 million compared to $346.1 million for the year ended December 31, 2023. The weighted average annualized interest cost of the facility borrowings for the years ended December 31, 2023 and 2022 were 7.76% and 4.14%, respectively.

Interest and debt fees increased from $3.5 million for the year ended December 31, 2021 to $17.5 million for the year ended December 31, 2022. The increase was primarily driven by the increase in debt borrowing and rising base interest rates of our variable rate debt. The average daily debt outstanding for facility borrowings for the year ended December 31, 2021 was $106.9 million compared to $324.3 million for the year ended December 31, 2022. The weighted average annualized interest cost of the facility borrowings for the years ended December 31, 2022 and 2021 were 4.14% and 2.32%, respectively.

Management Fees

Management Fees increased from $3.4 million for the year ended December 31, 2022 to $4.2 million for the year ended December 31, 2023. The increase in management fees from December 31, 2022 to December 31, 2023 was driven by an increase in the size of total assets. Total assets increased from $816.2 million as of December 31, 2022 to $831.6 million as of December 31, 2023.

Management Fees increased from $1.1 million for the year ended December 31, 2021 to $3.4 million for the year ended December 31, 2022. The increase in management fees from December 31, 2021 to December 31, 2022 was driven by an increase in the size of total assets. Total assets increased from $541.3 million as of December 31, 2021 to $816.2 million as of December 31, 2022.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $2.9 million for the year ended December 31, 2022 to $4.1 million for the year ended December 31, 2023. The increase in professional fees and other general and administrative expenses from December 31, 2022 to December 31, 2023 was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Professional fees and other general and administrative expenses increased from $2.3 million for the year ended December 31, 2021 to $2.9 million for the year ended December 31, 2022. The increase in professional fees and other general and administrative expenses from December 31, 2021 to December 31, 2022 was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2023, 2022, and 2021 were as follows (dollars in thousands):

	For the year ended December 31,
	2023	2022	2021
Net realized gain (loss)
Affiliate Investments	$—	$—	$567
Non-affiliate investments	496	467	51
Net realized loss on extinguishment of debt	(1,483)	—	—
Total net realized gain (loss)	$(987)	$467	$618

Net change in unrealized appreciation (depreciation) on investments
Control investments	$8	$43	$—
Affiliate Investments	—	—	103
Non-affiliate investments	(7,049)	(8,000)	2,005
Net change in deferred taxes	(768)	(780)	—
Total net change in unrealized appreciation (depreciation) on investments	$(7,809)	$(8,737)	$2,108
Net realized and unrealized gain (loss)	$(8,796)	$(8,270)	$2,726

Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the year ended December 31, 2023, we recorded a net realized loss of $1.0 million. The net realized loss was primarily driven by an October 2023 refinancing of our MS Credit Facility with our JPM Credit Facility. The refinancing led to a $1.5 million realized loss on the extinguishment of debt. The loss on the extinguishment of debt was partially offset by net realized gains on the portfolio of $0.5 million.

For the year ended December 31, 2022, we recorded a net realized gain of $0.5 million. The net realized gain was primarily driven by two investments. In December 2022, we partially exited our first lien debt position of Monumental RSN LLC, which led to a realized gain of $0.1 million. In July 2022, we fully exited our first lien debt position of Chudy Group LLC, which also led to a realized gain of $0.1 million.

For the year ended December 31, 2021, we recorded a net realized gain of $0.6 million. The net realized gain was primarily driven by the exit of our subordinated debt position of Jakks Pacific, Inc. in July 2021, which lead to a realized gain of $0.6 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation or depreciation is the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

For the year ended December 31, 2023, we recorded unrealized appreciation of $5.8 million on 81 portfolio company investments, which was offset by $12.8 million of unrealized depreciation on 84 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. Additionally, $0.8 million of the net unrealized loss was driven by a change in deferred taxes. The overall unrealized net depreciation on our portfolio was primarily driven by market volatility during 2023.

For the year ended December 31, 2022, we recorded an unrealized appreciation of $2.0 million on 51 portfolio company investments which was offset by $10.0 million of unrealized depreciation on 77 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation primarily resulted from overall price declines across our portfolio and the reversal of unrealized appreciation in 2021. Additionally, $0.8 million of the net unrealized loss was driven by a change in deferred taxes. The overall unrealized net depreciation on our portfolio was primarily driven by market volatility during 2022.

For the year ended December 31, 2021, we recorded an unrealized appreciation of $2.4 million on 55 portfolio company investments which was offset by $0.3 million of unrealized depreciation on 27 portfolio company investments. The appreciation was primarily driven by an overall improvement of the market from the pandemic and high credit performance of certain portfolio company investments. The unrealized depreciation primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies.
Recent Developments

Mergers

On January 24, 2024, we completed our previously announced acquisition of FBLC. Pursuant to the Merger Agreement, Merger Sub was first merged with and into FBLC, with FBLC continuing as the surviving company, and, immediately following the Merger, FBLC was then merged with and into us, with us continuing as the surviving company. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of FBLC's common stock was converted into the right to receive 0.4647 shares of our Common Stock. As a result of the Mergers, we issued an aggregate of 110.0 million shares of our Common Stock to FBLC stockholders.

The Mergers will be accounted for as an asset acquisition of FBLC by us in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. We will be the accounting survivor of the Mergers.

Appointment of Officers

On January 23, 2024, our Board of Directors appointed George Talarico as our Chief Compliance Officer, effective January 23, 2024, upon the resignation of Colleen Corwell from such position. Ms. Corwell’s resignation is not a result of any disagreement with us on any matter relating to our operations, policies, practices or accounting matters.

On March 13, 2024, our Board of Directors appointed Blair Faulstich as our President, effective March 13, 2024. Mr. Faulstich is a senior managing director with BSP. Prior to joining BSP in 2011, Mr. Faulstich was a managing director and co-head of media and communications investment banking at Citadel Securities. Previously, he was a managing director in the media and communications investment banking group at Merrill Lynch. Mr. Faulstich has also held various positions at Deutsche Bank Alex. Brown and Arthur Andersen. Mr. Faulstich received a Master of Business Administration from Cornell University and a Bachelor of Arts from Principia College.

Effective as of March 13, 2024, Richard Byrne transitioned his responsibilities as the President of the Company to Mr. Faulstich. Mr. Byrne will continue to serve as the Company's Chief Executive Officer and the Chairman of our Board of Directors.

Neither Mr. Talarico nor Mr. Faulstich have any family relationships with any director or executive officer of the Company, and none of which is a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.

Distribution Declarations

On January 9, 2024, our Board of Directors declared a distribution of $0.43 per share of Common Stock, which we paid on January 11, 2024 to stockholders of record as of January 10, 2024.

On January 9, 2024, our Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which we paid on January 11, 2024 to stockholders of record as of January 10, 2024.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of December 31, 2023, we had issued 26.1 million shares of our Common Stock for net proceeds of $395.9 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of December 31, 2022, we had issued 24.6 million shares of our Common Stock for net proceeds of $373.7 million, including shares issued pursuant to the DRIP. We had also issued 36,147 shares of Series A Preferred Stock for gross proceeds of $36.1 million.
As of December 31, 2023, we had $55.2 million of cash. For the year ended December 31, 2023, net cash provided by operating activities was $66.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2023 was primarily a result of purchases of investments of $77.0 million, offset by sales and repayments of investments of $101.7 million. As of December 31, 2022, we had $26.2 million of cash. For the year ended December 31, 2022, net cash used in operating activities was $259.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2022 was primarily a result of purchases of investments of $327.9 million, offset by sales and repayments of investments of $58.6 million.

Net cash used in financing activities of $37.1 million during the year ended December 31, 2023 primarily related to payments on debt of $443.9 million, repayments on short-term borrowings of $89.4 million, common stockholder distributions of $31.2 million, and preferred stockholder distributions of $7.6 million partially offset by proceeds from debt of $384.0 million, proceeds from issuance of common stock of $9.9 million, proceeds from issuance of preferred stock of $41.4 million, proceeds from short-term borrowings of $68.6 million, and proceeds from secured borrowings of $33.3 million. Net cash provided by financing activities of $272.9 million during the year ended December 31, 2022 primarily related to proceeds from debt of $242.5 million, proceeds from issuance of common stock of $142.0 million, proceeds from issuance of preferred stock of $31.1 million, and proceeds from short-term borrowings of $189.1 million partially offset by payments on debt of $100.5 million, repayments on short-term borrowings of $209.6 million, and common stockholder distributions of $19.2 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of December 31, 2023, we are party to the JPM Credit Facility, which is defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of December 31, 2023, our asset coverage ratio was 197%.
As of December 31, 2023, we had $78.0 million of availability under the JPM Credit Facility (subject to borrowing base availability), and had approximately $0.9 million of uncalled capital commitments to purchase shares of our Common Stock. As of December 31, 2022, we had $43.5 million of availability under the MS Credit Facility (subject to borrowing base availability), $0.1 million of availability under the MS Subscription Facility and had approximately $262.6 million of uncalled capital commitments to purchase shares of our Common Stock and Series A Preferred Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on December 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to U.S federal income corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

Distributions
The amount of each distribution is subject to the discretion of our Board of Directors and applicable legal restrictions related to the payment of distributions. We calculate each stockholder’s specific distribution amount for the quarter using record and declaration dates.

The table shows the components of the distributions we have declared and/or paid to common stockholders for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	For the years ended December 31,
	2023	2022	2021
Distributions declared	$43,574	$27,309	$2,293
Distributions paid	$43,594	$27,276	$2,293
Portion of distributions paid in cash	$31,155	$19,203	$1,503
Portion of distributions paid in DRIP shares	$12,439	$8,073	$790

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	For the years ended December 31,
	2023	2022	2021
Distributions declared	$7,615	$1,367	$—
Distributions paid	$7,615	$1,367	$—
Portion of distributions paid in cash	$7,615	$1,367	$—
Portion of distributions paid in DRIP shares	$—	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2023, 2022, and 2021, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2023 will be reported to stockholders shortly after the end of the calendar year 2023 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

Related Party Transactions and Agreements
Investment Advisory Agreement

We entered into an amendment and restatement of the Investment Advisory Agreement (the “Amended and Restated Investment Advisory Agreement”), dated as of January 24, 2024, which was approved by our Board of Directors and our stockholders in connection with the consummation of the Mergers, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. Affiliates of the Adviser also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. Affiliates of the Adviser also serve as investment adviser or sub-adviser to private funds and registered open-end funds, and as an investment adviser to a public real estate investment trust. The Adviser has adopted policies designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2023, 2022, and 2021, we incurred $1.2 million, $0.8 million, and $0.7 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.

Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC has granted exemptive relief to affiliates of the Adviser that allows us to enter into certain negotiated co-investment transactions alongside other funds managed by Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of December 31, 2023, the aggregate principal amount outstanding of the senior securities issued by us was $399.5 million and our asset coverage was 197%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan.

JPM Credit Facility

On October 4, 2023, we refinanced the MS Credit Facility with a $400.0 million credit facility with FBCC Jupiter Funding, LLC, a wholly-owned, consolidated special purpose financing subsidiary of us, as borrower (“Jupiter Funding”), the Adviser, as portfolio manager, the lenders party thereto, U.S. Bank National Association, as securities intermediary, U.S. Bank Trust Company, National Association as collateral administrator and collateral agent, and JPMorgan Chase Bank, National Association, as administrative agent (the “JPM Credit Facility”). The JPM Credit Facility provides for borrowings through October 4, 2026, and any amounts borrowed under the JPM Credit Facility will mature on October 4, 2027. Borrowings under the JPM Credit Facility will bear interest at a benchmark rate, currently SOFR, plus a margin of 2.75% per annum, which is inclusive of an administrative agent fee. Interest is payable quarterly in arrears. Jupiter Funding will be subject to a non-usage fee of 0.75%, which is inclusive of the administrative agent fee, to the extent the commitments available under the JPM Credit Facility have not been borrowed. Jupiter Funding paid an upfront fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.
Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of December 31, 2023 and 2022, we had short-term borrowings outstanding of $0 and $20.8 million, respectively. For the years ended December 31, 2023, 2022, and 2021, we recorded interest expense of $1.7 million, $2.2 million, and $0.1 million, respectively, in connection with short-term borrowings. For the period January 1, 2023 through August 14, 2023 (period for which we had short-term borrowings), we had an average outstanding balance of short-term borrowings of $32.7 million and bore interest at a weighted average rate of 0.02%. For the year ended December 31, 2022, we had an average outstanding balance of short-term borrowings of $44.0 million and bore interest at a weighted average rate of 0.01%.
Secured Borrowings

On August 21, 2023, we entered into a total return swap (“TRS”) with Nomura. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. We pay interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. Upon the termination or repayment of any loan under the TRS, we will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS is February 17, 2025. We may terminate the TRS prior to February 17, 2025 upon the occurrence of certain events but in certain circumstances may be required to pay certain termination fees.

As of December 31, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with our sale of their reference assets. Due to our continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on our consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on our consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on our consolidated statements of assets and liabilities.

The TRS is subject to the SEC rule related to the use of derivatives, reverse repurchase agreements and certain other transactions by registered investment companies. The rule requires that we trade derivatives and other transactions that create future payment or delivery obligations subject to a value-at-risk leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless we qualify as a “limited derivatives user,” as defined in the rule, in which case certain exceptions to these conditions would apply. We may qualify as a limited derivatives user if it adopts and implements written policies and procedures reasonably designed to manage our derivatives risk and our derivatives exposure does not exceed 10 percent of our net assets as calculated in accordance with the rule.

As of December 31, 2023 and December 31, 2022, we had secured borrowings outstanding of $33.3 million and $0, respectively. For the years ended December 31, 2023, 2022, and 2021 we recorded interest expense of $0.8 million, $0, and $0, respectively, in connection with secured borrowings. For the period August 21, 2023 through December 31, 2023, we had an average outstanding balance of secured borrowings of $30.5 million and bore interest at a weighted average rate of 8.98%.

FBLC Borrowing Assumptions

The following is FBLC’s debt assumed by us as a result of the Mergers:

Wells Fargo Credit Facility

On August 28, 2020, FBLC entered into a $300.0 million revolving credit facility with FBLC, as collateral manager, Funding I, a wholly owned, consolidated special purpose financing subsidiary, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent and collateral custodian (the “Wells Fargo Credit Facility”).

Pursuant to an amendment entered into on August 25, 2023 (the "Third Amendment"), the Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. Effective with the Third Amendment, the Wells Fargo Credit Facility has an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance.

Previously, pursuant to an amendment entered into on May 27, 2022 (the "Second Amendment"), the benchmark rate was transitioned from LIBOR to SOFR. Effective with the Second Amendment, the Wells Fargo Credit Facility had an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread calculated based upon the composition of loans in the collateral pool, not to exceed 2.60% per annum. Prior to the Second Amendment, the Wells Fargo Credit Facility had an interest rate of three-month LIBOR (with a LIBOR floor of zero) plus a spread calculated based upon the composition of loans in the collateral pool, not to exceed 2.75% per annum. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the Wells Fargo Credit Facility and the amendments thereto. Pursuant to an amendment entered into on April 6, 2021(the "First Amendment"), the non-usage fee for any unused portion of the Wells Fargo Credit Facility was temporarily reduced until September 30, 2021. Additionally, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the Wells Fargo Credit Facility were unchanged.

Funding I’s obligations under the Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of investments and FBLC’s equity interest in Funding I. The obligations of Funding I under the Wells Fargo Credit Facility are non-recourse to FBLC.

In connection with the Wells Fargo Credit Facility, FBLC and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the Wells Fargo Credit Facility may terminate FBLC in its capacity as collateral manager/portfolio manager under the Wells Fargo Credit Facility. Upon the occurrence of an event of default under the Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable.

Following the Mergers, the Wells Fargo Credit Facility was assumed by the Company.

FBLC JPM Credit Facility

On August 28, 2020, FBLC, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility (subsequently amended to $400.0 million, as described below) with JPMorgan, and U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary (the “FBLC JPM Credit Facility”).

Pursuant to an amendment entered into on September 15, 2023 (the "FBLC JPM 2023 Amendment"), the FBLC JPM Credit Facility provides for borrowings through September 15, 2026, and any amounts borrowed under the FBLC JPM Credit Facility will mature on September 15, 2027. In addition to extending the reinvestment period and maturity date of the FBLC JPM Credit Facility, the FBLC JPM 2023 Amendment, among other things, (1) changed the interest rate to SOFR plus 2.80% (subject to further increases consistent with the terms of the FBLC JPM Credit Facility), which is inclusive of an administrative agent fee, (2) increased the financing amount for which FBLC and 57th Street are permitted to submit a commitment increase request to up to $800.0 million, and (3) amended the non-usage fee to be 0.75%, inclusive of an administrative agent fee. The non-usage fee of 0.75% (inclusive of an administrative agent fee) applies to the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. 57th Street paid an upfront fee and incurred other customary costs and expenses in connection with the FBLC JPM 2023 Amendment. Interest is payable quarterly in arrears.

Previously, on December 9, 2022, FBLC and 57th Street entered into an amendment (the "FBLC JPM 2022 Amendment") to the FBLC JPM Credit Facility. The FBLC JPM 2022 Amendment, among other things, (1) extended the maturity date of the FBLC JPM Credit Facility to August 28, 2024, (2) extended the maturity date, upon the exercise of the Extension Options (as defined in the FBLC JPM Credit Facility), of the FBLC JPM Credit Facility to August 28, 2025, and (3) changed the benchmark rate and applicable interest rate under the FBLC JPM Credit Facility to three-month Term SOFR plus 3.00% per annum (subject to further increases consistent with the terms of the FBLC JPM Credit Facility). Pursuant to the FBLC JPM 2022 Amendment, the non-usage fee per annum was 0.75% for the first 20% of the unused balance and increased to 3.00% for any remaining unused balance. 57th Street paid an upfront fee and incurred other customary costs and expenses in connection with the FBLC JPM 2022 Amendment.

Prior to the FBLC JPM 2022 Amendment, the FBLC JPM Credit Facility had an interest rate of three-month LIBOR (with a LIBOR floor of zero), plus a spread of 2.75% per annum. For the period from August 28, 2021 to December 8, 2022, the non-usage fee per annum was 0.75% for the first 20% of the unused balance and increased to 2.75% for any remaining unused balance. For the period from January 21, 2021 to August 27, 2021, the non-usage fee per annum was 0.50% for the first 20% of the unused balance and increased to 2.75% for any remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the FBLC JPM Credit Facility.

Previously, on January 21, 2021, FBLC entered into an amendment (the “FBLC JPM Amendment”) to the FBLC JPM Credit Facility. The FBLC JPM Amendment, among other things, increased the amount that 57th Street is permitted to borrow under the FBLC JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, FBLC, through 57th Street, amended and restated the FBLC JPM Credit Facility. The amendment and restatement temporarily reduced the previous minimum funding amount until October 13, 2021. The other material terms of the FBLC JPM Credit Facility were unchanged.

57th Street’s obligations under the FBLC JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of 57th Street, including its portfolio of investments and FBLC’s equity interest in 57th Street. The obligations of 57th Street under the FBLC JPM Credit Facility are non-recourse to FBLC.

In connection with the FBLC JPM Credit Facility, FBLC and 57th Street have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The FBLC JPM Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the FBLC JPM Credit Facility may terminate FBLC in its capacity as collateral manager/portfolio manager under the FBLC JPM Credit Facility. Upon the occurrence of an event of default under the FBLC JPM Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the FBLC JPM Credit Facility immediately due and payable.

Following the Mergers, the FBLC JPM Credit Facility was assumed by the Company.

FBLC JPM Revolver Facility

On June 10, 2022, FBLC entered into a $495.0 million revolving credit facility with JPMorgan, as administrative agent and as collateral agent, MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation, and Wells Fargo Bank, National Association as syndication agents, as well as other Lender parties (the “FBLC JPM Revolver Facility”).

The FBLC JPM Revolver Facility provides for borrowings through June 10, 2026, and any amounts borrowed under the FBLC JPM Revolver Facility will mature on June 10, 2027. The FBLC JPM Revolver Facility is priced at three-month Term SOFR, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 1.98% per annum. Interest is payable quarterly in arrears. FBLC will be subject to a non-usage fee of 0.38% to the extent the commitments available under the FBLC JPM Revolver Facility have not been borrowed. FBLC paid a structuring fee and incurred other customary costs and expenses in connection with the FBLC JPM Revolver Facility.

In connection with the FBLC JPM Revolver Facility, FBLC has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The FBLC JPM Revolver Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the FBLC JPM Revolver Facility immediately due and payable.

On December 8, 2023, FBLC amended and restated the FBLC JPM Revolver Facility (the “A&R FBLC JPM Revolver Facility”). The A&R FBLC JPM Revolver Facility, among other things, increases the aggregate amount of the lenders’ commitments to $505.0 million, extends the period for borrowings through December 8, 2027 and extends the maturity date for any amounts borrowed to December 8, 2028. The other material terms of the FBLC JPM Revolver Facility were unchanged. FBLC agreed to pay administrative agent fees and incurred other customary costs and expenses in connection with the A&R FBLC JPM Revolver Facility.

Following the Mergers, the A&R FBLC JPM Revolver Facility was assumed by the Company.
2024 Notes

On December 3, 2019, FBLC entered into a Purchase Agreement (the “2024 Notes Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to FBLC’s sale of $100.0 million aggregate principal amount of its 4.85% fixed rate notes due 2024 (the “2024 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. FBLC relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2024 Notes Purchase Agreement also includes customary representations, warranties, and covenants by FBLC. Under the terms of the 2024 Notes Purchase Agreement, FBLC has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million, after deducting the Initial Purchaser’s discounts and commissions of approximately $1.2 million and estimated offering expenses of approximately $0.4 million, each payable by FBLC. FBLC used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2024 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”) between FBLC and U.S. Bank Trust Company, National Association, and a Third Supplemental Indenture, dated as of December 5, 2019, between FBLC and U.S. Bank Trust Company, National Association. The 2024 Notes will mature on December 15, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes are general unsecured obligations of FBLC that rank senior in right of payment to all of FBLC’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes. The 2024 Notes will rank equally in right of payment with all of FBLC’s existing and future senior liabilities that are not so subordinated, effectively junior to any of FBLC’s secured indebtedness (including unsecured indebtedness that FBLC later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by FBLC’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by FBLC’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring FBLC to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and U.S. Bank Trust Company, National Association if FBLC is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require FBLC to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Following the Mergers, the 2024 Notes were assumed by the Company.

2026 Notes

On March 24, 2021, FBLC entered into a Purchase Agreement (the “2026 Notes Purchase Agreement”) with the initial purchaser listed therein relating to FBLC’s sale of $300.0 million aggregate principal amount of its 3.25% fixed rate notes due 2026 (the “Restricted 2026 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. FBLC relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2026 Notes Purchase Agreement also includes customary representations, warranties, and covenants by FBLC. Under the terms of the 2026 Notes Purchase Agreement, FBLC has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Restricted 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2026 Notes were approximately $296.0 million, after deducting the Initial Purchaser’s discounts and commissions and estimated offering expenses. FBLC used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The Restricted 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), between FBLC and U.S. Bank Trust Company, National Association, and a Supplemental Indenture, dated as of March 29, 2021 (the “First Supplemental Indenture”), between FBLC and U.S. Bank Trust Company, National Association. The 2026 Notes (as defined below) will mature on March 30, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes are general unsecured obligations of FBLC that rank senior in right of payment to all of FBLC’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes will rank equally in right of payment with all of FBLC’s existing and future senior liabilities that are not so subordinated, effectively junior to any of FBLC’s secured indebtedness (including unsecured indebtedness that FBLC later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by FBLC’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by FBLC’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contains certain covenants, including covenants requiring FBLC to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and U.S. Bank Trust Company, National Association if FBLC is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require FBLC to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, FBLC closed an exchange offer in which holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the “Unrestricted 2026 Notes” and, together with the Restricted 2026 Notes, the “2026 Notes”), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes.

Following the Mergers, the 2026 Notes were assumed by the Company.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2023 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Facility (1)	$322,000	$—	$—	$322,000	$—
Secured borrowings	$33,344	—	33,344	—	—
Total		$—	$33,344	$322,000	$—
—–—–—–—–—–
(1) As of December 31, 2023, we had $78.0 million in unused borrowing capacity under the JPM Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2023, we had unfunded commitments on delayed draw term loans of $34.3 million and unfunded commitments on revolver term loans of $42.2 million. As of December 31, 2022, we had unfunded commitments on delayed draw term loans of $56.1 million and unfunded commitments on revolver term loans of $47.5 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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
While our significant accounting policies are also described in Note 2 - Summary of Significant Accounting Policies of our notes to our consolidated financial statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.”

Valuation of Portfolio Investments

We are required to report our investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.

Investments for which market quotations are readily available are typically valued at those market quotations. All investments that are not publicly traded or whose market prices are not readily available, as is the case for substantially all of our investments, are valued at fair value as determined in good faith by our Valuation Designee, subject to oversight from our Board of Directors.

As part of the valuation process, our Valuation Designee takes into account relevant factors in determining the fair value of our investments, including and in combination of:

•the estimated enterprise value of a portfolio company;
•indicative dealer quotes;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments based on its earnings and cash flow;
•the markets in which the portfolio company does business;
•a comparison of the portfolio company’s securities to any similar publicly traded securities; and
•overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future.

Our Valuation Designee, subject to oversight from our Board of Directors, undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:
•Each portfolio company or investment will be valued by our Valuation Designee, with assistance from one or more independent valuation firms engaged by our Board of Directors;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•Our Valuation Designee, under the supervision of our Board of Directors determines the fair value of each investment, in good faith, based on the input of independent valuation firms (to the extent applicable) and our Valuation Designee’s own analysis. Our Valuation Designee also has established the Valuation Committee to assist our Valuation Designee in carrying out its designated responsibilities, subject to oversight of our Board of Directors.

Our Valuation Designee, subject to oversight from our Board of Directors, has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and our Valuation Designee may reasonably rely on that assistance. However, our Valuation Designee, subject to oversight from our Board of Directors, is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy and a consistently applied valuation process.

Our accounting policy on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. We expect our market risk will arise primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations (including global or regional conflicts) and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements, subject to the requirements of the 1940 Act, in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We would not hold or issue these derivative contracts for trading or speculative purposes.
As of December 31, 2023, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.75% with a total carrying value (net of deferred financing costs) of $319.9 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 533 Basis Points	$(21,727)
(-) 200 Basis Points	$(8,151)
(-) 100 Basis Points	$(4,075)
(-) 50 Basis Points	$(2,038)
(+) 50 Basis Points	$2,038
(+) 100 Basis Points	$4,075
(+) 200 Basis Points	$8,151

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

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and our Adviser, as our Valuation Designee under Rule 2a-5, values these investments at fair value as determined in good faith subject to the oversight of our Board of Directors, based on, among other things, the input of the Adviser and independent third-party valuation firms, in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented.

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, including the outbreak of global or regional conflicts (such as those in the Middle East and Eastern Europe) a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the 1940 Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a Code of Business Conduct and Ethics which contains a Statement on the Prohibition of Insider Trading that applies to directors, officers, and employees. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics in a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).
a.Financial Statements
See the Index to the Financial Statements at page F-1 of this report.
b.Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Franklin BSP Capital Corporation, Franklin BSP Lending Corporation, Franklin BSP Merger Sub, Inc. and Franklin BSP Capital Adviser, L.L.C. (for the limited purposes set forth therein), dated as of October 2, 2023 (previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 814-01360) filed on October 6, 2023 and incorporated herein by reference).

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

4.2
Fourth Supplemental Indenture, dated as of January 24, 2024, relating to the 4.85% Notes due 2024, by and between the Company, as successor to Franklin BSP Lending Corporation, and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

4.3
Second Supplemental Indenture, dated as of January 24, 2024, relating to the 3.25% Notes due 2026, by and between the Company, as successor to Franklin BSP Lending Corporation, and U.S. Bank Trust Company, National Association, as trustee (filed herewith).

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

10.3
Form of Amended and Restated Investment Advisory Agreement, dated as of January 24, 2024 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01360) filed on January 24, 2024 and incorporated herein by reference).

10.4
Form of Administration Agreement (previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.5	Form of Custody Agreement (previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.6
Form of Indemnification Agreement (previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.7
Form of Distribution Reinvestment Plan (previously filed as Exhibit 10.6 the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 (File No. 000-56205) filed on November 18, 2020 and incorporated herein by reference).

10.8
Form of Subscription Agreement (previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56205) filed on September 23, 2020 and incorporated herein by reference).

10.9
Form of Subscription Agreement for Series A Preferred Stock (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 814-01360) filed on August 25, 2021 and incorporated herein by reference).

10.10
Amendment No. 3 to Loan and Servicing Agreement and Consent, dated August 25, 2023, by and among the Company, as successor to Franklin BSP Lending Corporation, FBLC Funding I, LLC, each of the lenders form time to time party thereto, Wells Fargo Bank, National Association, U.S. Bank Trust Company, National Association, and U.S. Bank National Association (filed as Exhibit 10.1 to FBLC's Quarterly Report on Form 10-Q, filed on November 13, 2023 and incorporated herein by reference).

10.11
Second Amendment to Amended and Restated Loan and Security Agreement, dated September 15, 2023, by and among the Company, as successor to Franklin BSP Lending Corporation, FBLC 57th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association and U.S. Bank National Association (filed as Exhibit 10.2 to FBLC's Quarterly Report on Form 10-Q, filed on November 13, 2023 and incorporated herein by reference).

10.12
Loan and Security Agreement dated as of October 4, 2023 by and among FBCC Jupiter Funding, LLC, the lenders party thereto, JPMorgan Chase Bank, National Association as administrative agent, the collateral administrator, collateral agent and securities intermediary party thereto, and Franklin BSP Capital Adviser, LLC as portfolio manager (filed herewith).

10.13
Amended and Restated Senior Secured Credit Agreement, dated as of December 8, 2023, among the Company, as successor to Franklin BSP Lending Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as syndication agents, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as Joint Bookrunner and Joint Lead Arrangers (filed herewith).

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

32
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	99.1 Audited Financial Statements of Franklin BSP Lending Corporation.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2024.

FRANKLIN BSP CAPITAL CORPORATION

By:
/s/ Richard J. Byrne
Name: Richard J. Byrne

Title: Chief Executive Officer and Chairman of the Board of Directors

* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2024

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2024

/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 15, 2024

/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 15, 2024

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 15, 2024

/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 15, 2024

/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 15, 2024

Franklin BSP Capital Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Franklin BSP Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Franklin BSP Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 15, 2024

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31,
	2023	2022
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $68,050 and $62,113, respectively)	$68,100	$62,156
Non-Affiliate Investments, at fair value (amortized cost of $700,985 and $726,116, respectively)	688,045	720,224
Investments, at fair value (amortized cost of $769,035 and $788,229, respectively)	756,145	782,380
Cash and cash equivalents	48,541	26,239
Restricted cash	6,681	—
Deferred offering costs	—	100
Interest and dividends receivable	8,166	6,444
Receivable for unsettled trades	422	713
Capital call receivable	—	235
Prepaid expenses and other assets	3,396	72
Due from broker	8,336	—
Total assets	$831,687	$816,183

Liabilities:
Debt (net of deferred financing costs of $2,082 and $2,320, respectively)	$319,918	$379,580
Short-term borrowings	—	20,792
Secured borrowings	33,344	—
Stockholder distributions payable	13	33
Management fees payable	1,066	1,007
Accounts payable and accrued expenses	4,167	2,583
Interest and debt fees payable	6,936	1,407
Directors' fees payable	175	17
Other liabilities	551	2,250
Total liabilities	366,170	407,669
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at December 31, 2023 and 36,147 issued and outstanding at December 31, 2022	77,398	36,093

Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 26,080,389 issued and outstanding at December 31, 2023, and 24,609,132 issued and outstanding at December 31, 2022	26	25
Additional paid in capital	400,332	375,557
Total distributable earnings (loss)	(12,239)	(3,161)
Total net assets attributable to common stock	388,119	372,421
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$831,687	$816,183

Net asset value per share attributable to common stock	$14.88	$15.13
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Investment income:
From control investments:
Interest income	$4,435	$2,899	$12
Dividend income	2,700	2,698	—
Fee and other income	7	3	—
Total investment income from control investments	7,142	5,600	12
From affiliate investments:
Interest income	—	4	61
Total investment income from affiliate investments	—	4	61
From non-affiliate investments:
Interest income	83,898	49,324	11,864
Dividend income	134	67	—
Fee and other income	1,782	1,561	307
Total investment income from non-affiliate investments	85,814	50,952	12,171
Interest from cash and cash equivalents	1,729	188	1
Total investment income	94,685	56,744	12,245
Operating expenses:
Management fees	4,187	3,378	1,109
Incentive fee on income	7,704	4,720	711
Incentive fee on capital gains	—	(409)	409
Interest and debt fees	31,149	17,467	3,539
Professional fees	2,050	1,738	1,281
Other general and administrative	2,073	1,205	979
Amortization of common stock offering costs	—	16	596
Administrative services	302	226	113
Directors' fees	1,015	573	386
Total expenses before incentive fee waiver	48,480	28,914	9,123
Incentive fee waiver	(7,704)	(4,311)	(1,120)
Expenses, net of incentive fee waiver	40,776	24,603	8,003
Net investment income (loss) before income taxes	53,909	32,141	4,242
Income tax expense, including excise tax	334	671	99
Net investment income (loss)	53,575	31,470	4,143

Realized and unrealized gain (loss):
Net realized gain (loss)
Affiliate investments	—	—	567
Non-affiliate investments	496	467	51
Net realized loss on extinguishment of debt	(1,483)	—	—
Total net realized gain (loss)	(987)	467	618
Net change in unrealized appreciation (depreciation) on investments
Control investments	8	43	—
Affiliate investments	—	—	103
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Non-affiliate investments	(7,049)	(8,000)	2,005
Net change in deferred taxes	(768)	(780)	—
Total net change in unrealized appreciation (depreciation) on investments	(7,809)	(8,737)	2,108
Net realized and unrealized gain (loss)	(8,796)	(8,270)	2,726

Net increase (decrease) in net assets resulting from operations attributable to participating securities	$44,779	$23,200	$6,869
Accretion to redemption value of Series A redeemable convertible preferred stock	(17)	(3)	—
Accrual of Series A redeemable convertible preferred stock distributions	(7,615)	(1,367)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$37,147	$21,830	$6,869

Per share information
Net investment income (loss)	$2.11	$1.68	$0.78
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$1.77	$1.24	$1.30
Basic and diluted earnings (loss) per share	$1.41	$1.12	$1.30
Weighted average common shares outstanding	25,464,652	18,679,387	5,301,096

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Operations:
Net investment income (loss)	$53,575	$31,470	$4,143
Net realized gain (loss) from investments	(987)	467	618
Net change in unrealized appreciation (depreciation) on investments	(7,041)	(7,957)	2,108
Net change in deferred taxes	(768)	(780)	—
Accretion to redemption value of Series A redeemable convertible preferred stock	(17)	(3)	—
Accrual of Series A redeemable convertible preferred stock distributions	(7,615)	(1,367)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	37,147	21,830	6,869
Stockholder distributions:
Common stockholder distributions	(43,574)	(27,309)	(2,293)
Net decrease in net assets attributable to common stock from stockholder distributions	(43,574)	(27,309)	(2,293)
Capital share transactions:
Issuance of common stock, net of issuance costs	9,686	133,854	231,019
Reinvestment of common stockholder distributions	12,439	8,073	790
Net increase in net assets attributable to common stock from capital share transactions	22,125	141,927	231,809
Total increase (decrease) in net assets attributable to common stock	15,698	136,448	236,385
Net assets at beginning of year attributable to common stock	372,421	235,973	(412)
Net assets at end of year attributable to common stock	$388,119	$372,421	$235,973

Net asset value per share attributable to common stock	$14.88	$15.13	$15.46
Common shares outstanding at end of year	26,080,389	24,609,132	15,260,764

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$44,779	$23,200	$6,869
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(3,202)	(2,042)	(120)
Net accretion of discount on investments	(1,760)	(1,199)	(356)
Amortization of deferred financing costs	1,031	1,189	647
Amortization of deferred offering costs	—	27	476
Accretion of redemption value of Series A redeemable convertible preferred stock	—	(3)	—
Sales and repayments of investments	101,707	58,562	8,723
Purchases of investments	(77,021)	(327,891)	(522,821)
Net realized (gain) loss from investments	(496)	(467)	(618)
Extinguishment of debt	1,483	—	—
Net change in unrealized (appreciation) depreciation on investments	7,041	7,957	(2,108)
(Increase) decrease in operating assets:
Interest receivable	(1,722)	(4,120)	(2,324)
Receivable for unsettled trades	291	(547)	(166)
Prepaid expenses and other assets	(3,324)	2	(74)
Due from broker	(8,336)	—	—
(Increase) decrease in operating liabilities:
Management fees payable	59	481	526
Accounts payable and accrued expenses	1,584	322	2,261
Payable for unsettled trades	—	(15,226)	15,226
Interest and debt fees payable	5,529	933	474
Directors' fees payable	158	17	—
Other liabilities	(1,699)	(708)	1,942
Net cash provided by (used in) operating activities	66,102	(259,513)	(491,443)

Financing activities
Proceeds from secured borrowings	33,344	—	—
Proceeds from issuance of shares of common stock	9,922	142,020	222,617
Proceeds from issuance of shares of preferred stock	41,353	31,101	4,992
Proceeds from debt	384,000	242,500	269,900
Payments on debt	(443,900)	(100,500)	(30,000)
Proceeds from short-term borrowings	68,583	189,060	60,902
Repayments on short-term borrowings	(89,375)	(209,570)	(19,600)
Payments of financing costs	(2,276)	(1,149)	(3,007)
Common stockholder distributions	(31,155)	(19,203)	(1,503)
Preferred stockholder distributions	(7,615)	(1,367)	—
Net cash provided by (used in) financing activities	(37,119)	272,892	504,301

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the year ended December 31,
	2023	2022	2021
Net increase in cash, cash equivalents and restricted cash	28,983	13,379	12,858
Cash, cash equivalents and restricted cash, beginning of year	26,239	12,860	2
Cash, cash equivalents and restricted cash, end of year	$55,222	$26,239	$12,860
Supplemental information:
Interest and non-usage fees paid during the year	$17,889	$15,139	$2,348
Taxes, including excise tax, paid during the year	$325	$476	$99
Distributions reinvested during the year	$12,439	$8,073	$790

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$48,541	$26,239	$12,860
Restricted cash	6,681	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$55,222	$26,239	$12,860
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 162.9% (b)
1236904 BC, Ltd. (c) (h)	Software/Services		S+ 7.50% (12.97%), 3/4/2027	4,183	$4,132	$4,247	1.1%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare		S+ 6.25% (11.75%), 5/7/2027	37	37	37	0.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare		S+ 6.25% (11.79%), 5/7/2027	5,698	5,630	5,620	1.4%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare		S+ 6.25% (11.53%), 5/7/2027	1,168	1,154	1,152	0.3%
ADCS Clinics Intermediate Holdings, LLC (c) (f)	Healthcare		S+ 6.25%, 5/7/2026	—	(6)	(7)	0.0%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials		S+ 6.50% (11.95%), 10/2/2028	2,866	2,818	2,866	0.7%
Alera Group Intermediate Holdings, Inc. (c) (f) (h)	Financials		S+ 6.50% (11.96%). 10/2/2028	5,006	4,908	5,006	1.3%
Alera Group Intermediate Holdings, Inc. (c) (f)	Financials		S+ 5.75%, 10/2/2028	—	—	—	—%
American Rock Salt Company, LLC (h)	Chemicals		S+ 4.00% (9.47%), 6/9/2028	2,018	2,013	1,900	0.5%
Armada Parent, Inc. (c) (h)	Industrials		S+ 5.75% (11.24%), 10/29/2027	19,959	19,669	19,637	5.1%
Armada Parent, Inc. (c) (f) (h)	Industrials		S+ 5.75% (11.24%), 10/29/2027	1,006	985	973	0.3%
Armada Parent, Inc. (c) (f)	Industrials		S+ 5.75%, 10/29/2027	—	(31)	(39)	0.0%
Avalara, Inc. (c) (h)	Software/Services		S+ 7.25% (12.60%), 10/19/2028	19,896	19,472	19,526	5.0%
Avalara, Inc. (c) (f)	Software/Services		S+ 7.25%, 10/19/2028	—	(40)	(37)	0.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		S+ 6.00% (11.47%) 4.00% PIK, 6/18/2027	4,908	4,849	4,844	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		10.25% PIK, 6/18/2027	12,455	12,278	12,263	3.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		S+ 6.00% (11.47%) 4.00% PIK, 6/18/2027	12,397	12,238	12,234	3.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare		S+ 6.00% (11.46%), 12/29/2028	1,559	1,538	1,486	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare		S+ 6.25% (11.73%) 3.00% PIK, 12/29/2028	802	802	765	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare		S+ 6.25% (11.73%) 3.00% PIK, 12/29/2028	1,579	1,553	1,505	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare		S+ 6.25% (11.73%) 3.00% PIK, 12/29/2028	9,475	9,315	9,033	2.3%
Center Phase Energy, LLC (c) (h)	Utilities		S+ 7.00% (12.46%), 6/23/2027	10,305	10,159	10,131	2.6%
Center Phase Energy, LLC (c) (f)	Utilities		S+ 7.00%, 6/23/2027	—	(91)	(111)	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services		S+ 5.50% (10.96%), 5/5/2027	7,478	7,345	7,478	1.9%
Communication Technology Intermediate, LLC (c) (h)	Business Services		S+ 5.50% (10.96%), 5/5/2027	2,601	2,570	2,601	0.7%
Communication Technology Intermediate, LLC (c) (f)	Business Services		S+ 5.50% (10.96%), 5/5/2027	86	75	86	0.0%
Community Brands ParentCo, LLC (c) (h)	Software/Services		S+ 5.50% (10.96%), 2/24/2028	9,060	8,920	8,897	2.3%
Community Brands ParentCo, LLC (c) (f)	Software/Services		S+ 5.50%, 2/24/2028	—	(16)	(20)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Community Brands ParentCo, LLC (c) (f)	Software/Services		S+ 5.50%, 2/24/2028	—	$—	$(10)	0.0%
Coronis Health, LLC (c)	Healthcare		S+ 6.25% (11.63%), 7/12/2028	1,968	1,928	1,614	0.4%
Coronis Health, LLC (c) (h)	Healthcare		S+ 6.25% (11.63%), 7/27/2029	24,056	23,602	19,701	5.1%
Demakes Borrower, LLC (c) (h)	Food & Beverage		S+ 6.25% (11.62%), 12/12/2029	4,703	4,586	4,586	1.2%
Demakes Borrower, LLC (c) (f)	Food & Beverage		S+ 6.25%, 12/12/2029	—	(16)	(33)	0.0%
Division Holding Corp. (h)	Business Services		S+ 4.75% (10.22%), 5/26/2028	3,704	3,673	3,667	0.9%
Eliassen Group, LLC (c) (h)	Business Services		S+ 5.50% (10.85%), 4/14/2028	5,680	5,635	5,630	1.5%
Eliassen Group, LLC (c) (f) (h)	Business Services		S+ 5.50% (10.88%), 4/14/2028	454	449	442	0.1%
Faraday Buyer, LLC (c) (h)	Utilities		S+ 6.00% (11.35%), 10/11/2028	16,714	16,610	16,379	4.2%
Faraday Buyer, LLC (c) (f)	Utilities		S+ 6.00%, 10/11/2028	—	(18)	(37)	0.0%
FGT Purchaser, LLC (c) (h)	Consumer		S+ 5.50% (10.95%), 9/13/2027	9,561	9,417	9,561	2.5%
FGT Purchaser, LLC (c) (f)	Consumer		S+ 5.50% (10.98%), 9/13/2027	342	330	342	0.1%
Florida Food Products, LLC (c) (h)	Food & Beverage		S+ 5.00% (10.47%), 10/18/2028	12,505	12,317	11,630	3.0%
FR Flow Control Luxco 1 SARL (c) (h)	Industrials		S+ 5.50% (11.11%), 6/28/2026	4,417	4,386	4,417	1.1%
Galway Borrower, LLC (c) (h)	Financials		S+ 5.25% (10.70%), 9/29/2028	13,529	13,345	13,529	3.5%
Galway Borrower, LLC (c) (f)	Financials		S+ 5.25%, 9/30/2027	—	(12)	—	—%
Geosyntec Consultants, Inc. (c) (h)	Business Services		S+ 5.25% (10.61%), 5/18/2029	11,407	11,238	11,240	2.9%
Geosyntec Consultants, Inc. (c) (f) (h)	Business Services		S+ 5.25% (10.61%), 5/18/2029	2,743	2,685	2,663	0.7%
Geosyntec Consultants, Inc. (c) (f)	Business Services		S+ 5.25%, 5/18/2027	—	(27)	(30)	0.0%
Gogo Intermediate Holdings, LLC (a) (f)	Telecom		S+ 3.75%, 4/30/2026	—	—	(3)	0.0%
Gordian Medical, Inc. (c) (h)	Healthcare		S+ 6.25% (12.15%), 1/31/2027	4,361	4,288	2,769	0.7%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities		S+ 6.00% (11.61%), 11/12/2026	4,572	4,513	4,572	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services		S+ 6.00% (11.48%), 9/22/2028	7,936	7,815	7,864	2.0%
IG Investments Holdings, LLC (c) (h)	Business Services		S+ 6.00% (11.48%), 9/22/2028	143	142	142	0.0%
IG Investments Holdings, LLC (c) (f)	Business Services		S+ 6.00%, 9/22/2027	—	(9)	(6)	0.0%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging		S+ 6.25% (11.73%), 5/23/2028	8,891	8,752	8,738	2.3%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging		S+ 6.25% (11.73%), 5/23/2028	3,802	3,743	3,737	1.0%
Indigo Buyer, Inc. (c) (f)	Paper & Packaging		S+ 6.25% (11.72%), 5/23/2028	614	594	588	0.2%
IQN Holding Corp. (c) (h)	Software/Services		S+ 5.25% (10.64%), 5/2/2029	5,750	5,707	5,703	1.5%
IQN Holding Corp. (c) (f)	Software/Services		S+ 5.25%, 5/2/2029	—	(6)	(5)	0.0%
IQN Holding Corp. (c) (f)	Software/Services		S+ 5.25%, 5/2/2028	—	(4)	(4)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
J&K Ingredients, LLC (c) (h)	Food & Beverage		S+ 6.50% (11.85%), 11/16/2028	3,269	$3,189	$3,189	0.8%
Kissner Milling Co., Ltd. (h) (l)	Industrials	4/16/2021	4.88%, 5/1/2028	2,275	2,275	2,142	0.6%
Knowledge Pro Buyer, Inc. (c) (h)	Business Services		S+ 5.75% (11.21%), 12/10/2027	11,008	10,854	11,008	2.8%
Knowledge Pro Buyer, Inc. (c) (f)	Business Services		S+ 5.75% (11.19%), 12/10/2027	1,042	1,018	1,042	0.3%
Knowledge Pro Buyer, Inc. (c) (f)	Business Services		S+ 5.75% (11.21%), 12/10/2027	275	260	275	0.1%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials		S+ 4.75% (10.22%), 3/20/2028	5,397	5,379	5,397	1.4%
LSF12 Donnelly Bidco, LLC (c) (h)	Industrials		S+ 6.50% (11.86%), 10/2/2029	4,983	4,863	4,864	1.3%
Mckissock Investment Holdings, LLC (h)	Education		S+ 5.00% (10.38%), 3/12/2029	1,306	1,274	1,302	0.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare		S+ 6.00% (11.45%), 9/30/2027	2,971	2,931	2,931	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare		S+ 6.00% (11.45%), 9/30/2027	7,193	7,094	7,096	1.8%
Medical Management Resource Group, LLC (c) (f)	Healthcare		S+ 6.00% (11.45%), 9/30/2026	338	330	329	0.1%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare		S+ 6.50% (11.97%), 7/29/2026	21,178	20,917	21,178	5.5%
Mirra-Primeaccess Holdings, LLC (c) (f)	Healthcare		S+ 6.50% (11.97%), 7/29/2026	857	819	857	0.2%
Odessa Technologies, Inc. (c) (h)	Software/Services		S+ 5.75% (11.21%), 10/19/2027	6,458	6,367	6,458	1.7%
Odessa Technologies, Inc. (c) (f)	Software/Services		S+ 5.75%, 10/19/2027	—	(22)	—	—%
PetVet Care Centers, LLC (c) (h)	Healthcare		S+ 6.00% (11.36%), 11/15/2030	8,107	7,945	7,948	2.0%
PetVet Care Centers, LLC (c) (f)	Healthcare		S+ 6.00%, 11/15/2030	—	(10)	(21)	0.0%
PetVet Care Centers, LLC (c) (f)	Healthcare		S+ 6.00%, 11/15/2029	—	(21)	(21)	0.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage		S+ 5.50% (10.93%), 4/5/2027	11,178	10,972	11,178	2.9%
Pie Buyer, Inc. (c) (h)	Food & Beverage		S+ 5.50% (10.93%), 4/5/2027	2,419	2,378	2,419	0.6%
Pie Buyer, Inc. (c) (h)	Food & Beverage		S+ 5.50% (11.20%), 4/5/2027	828	816	828	0.2%
Pie Buyer, Inc. (c) (f) (h)	Food & Beverage		S+ 5.50% (11.03%), 4/5/2027	634	615	634	0.2%
Pie Buyer, Inc. (c) (f)	Food & Beverage		S+ 5.50% (10.93%), 4/6/2026	346	336	346	0.1%
Pluralsight, LLC (c) (h)	Software/Services		S+ 8.00% (13.56%), 4/6/2027	7,499	7,404	7,059	1.8%
Pluralsight, LLC (c) (h)	Software/Services		S+ 8.00% (13.56%), 4/6/2027	2,680	2,642	2,523	0.7%
Pluralsight, LLC (c) (f)	Software/Services		S+ 8.00% (13.56%), 4/6/2027	496	489	458	0.1%
Point Broadband Acquisition, LLC (c) (h)	Telecom		S+ 6.00% (11.47%), 10/2/2028	3,633	3,567	3,633	0.9%
Point Broadband Acquisition, LLC (c) (h)	Telecom		S+ 6.00% (11.51%), 10/2/2028	8,619	8,443	8,619	2.2%
Relativity Oda, LLC (c) (h)	Software/Services		S+ 6.50% (11.96%), 5/12/2027	2,291	2,259	2,291	0.6%
Relativity Oda, LLC (c) (f)	Software/Services		S+ 6.50%, 5/12/2027	—	(3)	—	—%
Roadsafe Holdings, Inc. (c) (h)	Industrials		S+ 5.75% (11.22%), 10/19/2027	3,296	3,252	3,296	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Roadsafe Holdings, Inc. (c) (h)	Industrials		S+ 5.75% (11.14%), 10/19/2027	4,315	$4,270	$4,315	1.1%
RSC Acquisition, Inc. (c) (h)	Financials		S+ 5.50% (11.04%), 11/1/2029	2,161	2,161	2,161	0.6%
RSC Acquisition, Inc. (c) (h)	Financials		S+ 5.50% (11.00%), 11/1/2029	6,780	6,751	6,780	1.7%
Safe Fleet Holdings, LLC (h)	Industrials		S+ 5.00% (10.46%), 2/23/2029	5,977	5,825	5,999	1.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare		S+ 5.50% (10.97%), 11/18/2027	7,598	7,479	7,598	2.0%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare		S+ 5.50% (10.97%), 11/18/2027	14,742	14,517	14,742	3.8%
Saturn SHC Buyer Holdings, Inc. (c) (f)	Healthcare		S+ 6.00%, 11/18/2027	—	(52)	—	—%
SCIH Salt Holdings, Inc. (h)	Industrials		S+ 4.00% (9.47%), 3/16/2027	1,086	1,081	1,086	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services		S+ 5.75% (11.20%), 12/8/2028	4,951	4,869	4,951	1.3%
Sherlock Buyer Corp. (c) (f)	Business Services		S+ 5.75%, 12/8/2028	—	(10)	—	—%
Sherlock Buyer Corp. (c) (f)	Business Services		S+ 5.75%, 12/8/2027	—	(8)	—	—%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment		S+ 5.50% (10.96%), 10/1/2027	15,805	15,557	15,568	4.0%
Simplifi Holdings, Inc. (c) (f)	Media/Entertainment		S+ 5.50% (10.96%), 10/1/2026	322	304	297	0.1%
SitusAMC Holdings Corp. (c) (h)	Financials		S+ 5.50% (10.95%), 12/22/2027	6,341	6,298	6,341	1.6%
Skillsoft Corp. (h)	Technology		S+ 5.25% (10.72%), 7/14/2028	585	578	546	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging		S+ 5.50% (10.95%), 12/30/2026	4,860	4,818	4,860	1.3%
SunMed Group Holdings, LLC (c) (h)	Healthcare		S+ 5.50% (10.96%), 6/16/2028	3,825	3,778	3,768	1.0%
SunMed Group Holdings, LLC (c) (f)	Healthcare		S+ 5.50%, 6/16/2027	—	(3)	(4)	0.0%
The NPD Group, LP (c) (h)	Business Services		S+ 6.25% (11.61%) 2.75% PIK, 12/1/2028	17,102	16,825	16,846	4.3%
The NPD Group, LP (c) (f)	Business Services		S+ 5.75% (11.11%), 12/1/2027	170	155	156	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare		S+ 4.00% (9.47%), 5/18/2028	1,792	1,786	1,792	0.5%
Tivity Health, Inc. (c) (h)	Healthcare		S+ 6.00% (11.35%), 6/28/2029	31,780	31,107	31,243	8.0%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services		S+ 5.75% (11.03%), 6/29/2027	1,768	1,737	1,768	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services		S+ 5.75% (11.03%), 6/29/2027	8,788	8,678	8,788	2.3%
Trinity Air Consultants Holdings Corp. (c) (f) (h)	Business Services		S+ 5.75% (11.03%), 6/29/2027	557	553	557	0.1%
Trinity Air Consultants Holdings Corp. (c) (f)	Business Services		S+ 5.25%, 6/29/2027	—	(10)	—	—%
Triple Lift, Inc. (c) (h)	Software/Services		S+ 5.75% (11.27%), 5/5/2028	11,813	11,647	11,341	2.9%
Triple Lift, Inc. (c) (f)	Software/Services		S+ 5.75% (11.31%), 5/5/2028	534	513	478	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.00% (11.45%), 11/18/2027	2,176	2,147	2,154	0.5%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.50% (11.95%), 11/18/2027	1,896	1,896	1,877	0.5%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.00% (11.47%), 11/18/2027	5,495	5,385	5,440	1.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Oral Surgery Management Holdco, LLC (c) (f)	Healthcare		S+ 6.00%, 11/18/2027	—	$(7)	$(5)	0.0%
US Salt Investors, LLC (c) (h)	Chemicals		S+ 5.50% (11.00%), 7/19/2028	8,489	8,362	8,330	2.1%
US Salt Investors, LLC (c) (f)	Chemicals		S+ 5.50%, 7/20/2026	—	$(11)	$(17)	0.0%
Vensure Employer Services, Inc. (c) (h)	Business Services		S+ 4.75% (10.12%), 4/1/2027	4,736	4,715	4,736	1.2%
Vensure Employer Services, Inc. (c) (f)	Business Services		S+ 5.25% (10.64%), 3/29/2027	460	451	460	0.1%
Victors CCC Buyer, LLC (c) (h)	Business Services		S+ 5.75% (11.21%), 6/1/2029	7,165	7,040	7,044	1.8%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(15)	(32)	0.0%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(21)	(23)	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.18%), 7/1/2028	498	485	487	0.1%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.28%), 7/1/2028	8,355	8,235	8,175	2.1%
West Coast Dental Services, Inc. (c) (f)	Healthcare		S+ 5.75% (11.27%), 7/1/2028	941	926	917	0.2%
Westwood Professional Services, Inc. (c) (h)	Business Services		S+ 6.00% (11.46%), 5/26/2026	1,159	1,147	1,159	0.3%
Westwood Professional Services, Inc. (c) (h)	Business Services		S+ 6.00% (11.46%), 5/26/2026	3,642	3,601	3,642	0.9%
Westwood Professional Services, Inc. (c) (f)	Business Services		S+ 6.00%, 5/26/2026	—	(2)	—	—%
WHCG Purchaser III, Inc. (c) (h)	Healthcare		S+ 5.75% (11.36%), 6/22/2028	12,426	12,248	8,160	2.1%
WHCG Purchaser III, Inc. (c) (h)	Healthcare		S+ 5.75% (11.36%), 6/22/2028	3,020	3,020	1,982	0.5%
WHCG Purchaser III, Inc. (c) (f)	Healthcare		S+ 5.75% (11.36%), 6/22/2026	1,816	1,796	1,385	0.4%
WIN Holdings III Corp. (c) (h)	Consumer		S+ 5.25% (10.71%), 7/16/2028	12,513	12,335	12,513	3.2%
WIN Holdings III Corp. (c) (f)	Consumer		S+ 5.25%, 7/16/2026	—	(25)	—	—%
Zendesk, Inc. (c) (m) (n)	Software/Services		S+ 6.25% (11.61%) 3.25% PIK, 11/22/2028	21,769	21,572	21,394	5.5%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.75%, 11/22/2028	—	(43)	(91)	0.0%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.75%, 11/22/2028	—	(36)	(38)	0.0%
Subtotal Senior Secured First Lien Debt					$642,976	$632,343	162.9%

Senior Secured Second Lien Debt - 13.4% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals		S+ 7.25% (12.72%), 6/11/2029	6,010	$5,950	$5,411	1.4%
ASP LS Acquisition Corp. (c) (h)	Transportation		S+ 7.50% (13.40%), 5/7/2029	4,275	4,264	3,533	0.9%
Corelogic, Inc. (h)	Business Services		S+ 6.50% (11.96%), 6/4/2029	4,645	4,605	4,137	1.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services		S+ 6.50% (12.18%), 8/2/2029	6,080	6,044	5,885	1.5%
Proofpoint, Inc. (h)	Software/Services		S+ 6.25% (11.72%), 8/31/2029	3,380	3,367	3,405	0.9%
RealPage, Inc. (h)	Software/Services		S+ 6.50% (11.97%), 4/23/2029	5,445	5,383	5,431	1.4%
Therapy Brands Holdings, LLC (c) (h)	Healthcare		S+ 6.75% (12.22%), 5/18/2029	1,947	1,930	1,947	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
TRC Cos, Inc. (c) (h)	Industrials		S+ 6.75% (12.21%), 12/7/2029	7,045	$6,988	$6,742	1.7%
USIC Holdings, Inc. (c) (h)	Business Services		S+ 6.50% (12.11%), 5/14/2029	2,449	2,426	2,361	0.6%
Victory Buyer, LLC (c) (h)	Industrials		S+ 7.00% (12.64%), 11/19/2029	14,304	14,188	13,274	3.4%
Subtotal Senior Secured Second Lien Debt					$55,145	$52,126	13.4%

Subordinated Debt - 9.2% (b)
Post Road Equipment Finance, LLC (c) (k) (m) (n)	Financials		S+ 7.75% (13.14%), 12/31/2028	11,000	$10,956	$11,000	2.8%
Post Road Equipment Finance, LLC (c) (k) (m) (n)	Financials		S+ 7.75% (13.14%), 12/31/2028	24,500	24,433	24,500	6.4%
Subtotal Subordinated Debt					$35,389	$35,500	9.2%

Equity/Other - 9.3% (b) (d)
Center Phase Energy, LLC (c) (i) (l)	Utilities	6/23/2022		1,680	$1,680	$1,742	0.5%
Jakks Pacific, Inc. (a) (c) (l)	Consumer	1/11/2021		783	24	117	0.0%
Point Broadband Acquisition, LLC (c) (e) (i) (l)	Telecom	10/1/2021		1,159,828	1,160	1,717	0.4%
Post Road Equipment Finance, LLC (c) (i) (k) (l)	Financials	12/30/2021		29,908,561	32,661	32,600	8.4%
Subtotal Equity/Other					$35,525	$36,176	9.3%

Total Investments - 194.8% (b)					$769,035	$756,145	194.8%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At December 31, 2023, qualifying assets represent 100.0% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)    Percentages are based on net assets attributable to common stock as of December 31, 2023.
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
(e)    Non-income producing at December 31, 2023.
(f)    Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative fair value, if applicable, is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Please refer to Note 6 - Commitments and Contingencies for additional details.
(g)    Unless otherwise indicated, all investments in the consolidated schedules of investments are non-affiliated, non-controlled investments.
(h)    The Company's investment or a portion thereof is pledged as collateral under the JPM Credit Facility (as defined in Note 5).
(i)    Investments are held in the taxable wholly-owned, consolidated subsidiary, FBCC EEF Holdings LLC.
(j)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023
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

(l)    Securities exempt from registration under the Securities Act of 1933, (as defined below), and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $38.3 million or 9.9% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(m) The Company’s investment or a portion thereof is held through a total return swap agreement with Nomura Global Finanical Products Inc. (“Nomura”).

(n) 40% of the Company’s investment is pledged as collateral under the total return swap agreement with Nomura.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2023:

	At December 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$175,630	23.2%
Business Services	116,537	15.4%
Financials	104,783	13.9%
Software/Services	99,006	13.1%
Industrials	72,103	9.4%
Media/Entertainment	45,206	6.0%
Food & Beverage	34,777	4.6%
Utilities	32,676	4.3%
Consumer	22,533	3.0%
Paper & Packaging	17,923	2.4%
Chemicals	15,624	2.1%
Telecom	13,966	1.8%
Transportation	3,533	0.5%
Education	1,302	0.2%
Technology	546	0.1%
Total	$756,145	100.0%
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
For the year ended December 31, 2023

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
On October 2, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Franklin BSP Lending Corporation, a Maryland corporation ("FBLC"), Franklin BSP Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub"), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), Merger Sub will be merged with and into FBLC (the "Merger"), with FBLC continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the Effective Time, FBLC will merge with and into the Company (together with the Merger, the "Mergers"), with the Company continuing as the surviving company. See Note 16 - Subsequent Events for additional information about the Mergers.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
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
We have also formed and expect to continue to form consolidated subsidiaries (the "Consolidated Holding Companies"). The Company consolidates the following subsidiaries for accounting purposes: FBCC Lending I, LLC, FBCC EEF Holdings LLC and FBCC Jupiter Funding, LLC. All intercompany balances and transactions have been eliminated in consolidation.
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
For the year ended December 31, 2023
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Cash, cash equivalents and restricted cash are carried at cost which approximates fair value.
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2023, 2022, and 2021, there were no reimbursements from the Adviser.

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
For the year ended December 31, 2023
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
Income Taxes
The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to its “investment company taxable income”, as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year's tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts.
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
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2023 and 2022, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2023 and 2022 may differ materially from values that would have been used had a ready market for the securities existed.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of December 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$16,639	$615,704	$632,343
Senior Secured Second Lien Debt	—	12,973	39,153	52,126
Subordinated Debt	—	—	35,500	35,500
Equity/Other	—	—	36,176	36,176
Total	$—	$29,612	$726,533	$756,145

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2023:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Equity/Other	Total
Balance as of January 1, 2023	$636,074	$45,575	$31,414	$33,969	$747,032
Purchases and other adjustments to cost	73,738	29	5,040	1,890	80,697
Sales and repayments	(84,943)	(2,162)	(987)	—	(88,092)
Net realized gain (loss)	1,295	54	—	—	1,349
Transfers in	5,153	—	—	—	5,153
Transfers out	(5,857)	(3,976)	—	—	(9,833)
Net change in unrealized appreciation (depreciation) on investments	(9,756)	(367)	33	317	(9,773)
Balance as of December 31, 2023	$615,704	$39,153	$35,500	$36,176	$726,533
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:	$(9,606)	$(361)	$33	$317	$(9,617)
For the year ended December 31, 2023, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2023, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
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
The composition of the Company’s investments as of December 31, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$642,976	$632,343	83.6%
Senior Secured Second Lien Debt	55,145	52,126	6.9
Subordinated Debt	35,389	35,500	4.7
Equity/Other	35,525	36,176	4.8
Total	$769,035	$756,145	100.0%
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$666,045	$662,975	84.8%
Senior Secured Second Lien Debt	57,213	54,022	6.9
Subordinated Debt	31,336	31,414	4.0
Equity/Other	33,635	33,969	4.3
Total	$788,229	$782,380	100.0%
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$597,286	Yield Analysis	Market Yield	8.81%	25.58%	11.00%
Senior Secured First Lien Debt (c)	15,649	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt (b)	2,769	Waterfall Analysis	EBITDA Multiple	6.00x	6.00x	6.00x
Senior Secured Second Lien Debt	39,153	Yield Analysis	Market Yield	13.35%	20.50%	14.95%
Subordinated Debt	35,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.75x	1.75x	1.75x
Equity/Other (b)	32,600	Waterfall Analysis	Tangible Net Asset Value Multiple	1.75x	1.75x	1.75x
Equity/Other	3,459	Waterfall Analysis	EBITDA Multiple	11.87x	24.50x	18.14x
Equity/Other (b)	117	Yield Analysis	Market Yield	13.50%	13.50%	13.50%
Total	$726,533
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2023 and 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of December 31, 2023 and 2022, the Company had no portfolio companies on non-accrual status, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
Prior to a liquidity event, the Management Fee payable under the Investment Advisory Agreement was calculated at an annual rate of 0.5% of the Company’s average gross assets. A “1iquidity event” is defined as any of: (1) a merger or another transaction approved by the Board of Directors in which the Company’s stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an initial public offering (“IPO”) or a listing (an “Exchange Listing”) of the Common Stock on a national securities exchange, or (3) the sale of all or substantially all of the Company’s assets either on a complete portfolio basis or individually followed by a liquidation.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
As of December 31, 2023 and 2022, $1.1 million and $1.0 million was payable to the Adviser for Management Fees, respectively.
For the years ended December 31, 2023, 2022, and 2021, the Company incurred $4.2 million, $3.4 million, and $1.1 million, respectively, in Management Fees under the Investment Advisory Agreement.
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
For the year ended December 31, 2023
•For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.8175% (7.27% annualized), the incentive fee on income equals 17.5% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.
Notwithstanding the foregoing, for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser will irrevocably waive any incentive fee on income otherwise payable in excess of any amounts calculated at the pre-IPO or pre-Exchange Listing rates. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser. For the years ended December 31, 2023, 2022, and 2021, the Company incurred $7.7 million, $4.7 million, and $0.7 million, respectively, in incentive fees on income, none of which was payable to the Adviser under the Investment Advisory Agreement.
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
For the years ended December 31, 2023, 2022, and 2021, the Company accrued $0, $(0.4) million, and $0.4 million, respectively, in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of December 31, 2023 and 2022, $1.2 million and $0.8 million was payable to BSP under the Administration Agreement, respectively.
For the years ended December 31, 2023, 2022, and 2021, the Company incurred $1.2 million, $0.8 million, and $0.7 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
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
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of December 31, 2023, the aggregate principal amount outstanding of the senior securities issued by the Company was $399.5 million and the Company’s asset coverage was 197%.
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
For the year ended December 31, 2023
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
The MS Credit Facility was refinanced with the JPM Credit Facility (defined below) on October 4, 2023. As a result of the refinancing to the JPM Credit Facility, the Company incurred a realized loss on extinguishment of debt of $1.5 million.
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

JPM Credit Facility

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
The following table represents facility borrowings as of December 31, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$322,000	$(2,082)	$319,918
Total		$400,000	$322,000	$(2,082)	$319,918
The following table represents facility borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
MS Credit Facility	3/15/2025	$400,000	$356,500	$(2,222)	$354,278
MS Subscription Facility	4/21/2023	25,500	25,400	(98)	25,302
Total		$425,500	$381,900	$(2,320)	$379,580

The weighted average annualized interest cost for all facility borrowings for the years ended December 31, 2023 and 2022 was 7.76% and 4.14%, respectively. The average daily debt outstanding for facility borrowings for the years ended December 31, 2023 and 2022 was $346.1 million and $324.3 million, respectively. The maximum debt outstanding for facility borrowings for the years ended December 31, 2023 and 2022 was $381.9 million and $426.9 million, respectively.

Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2023 and 2022, the Company had short-term borrowings outstanding of $0 and $20.8 million, respectively. For the years ended December 31, 2023, 2022, and 2021, the Company recorded interest expense of $1.7 million, $2.2 million, and $0.1 million, respectively, in connection with short-term borrowings. For the period January 1, 2023 through August 14, 2023 (period for which the Company had short-term borrowings), the Company had an average outstanding balance of short-term borrowings of $32.7 million and bore interest at a weighted average rate of 0.02%. For the year ended December 31, 2022, the Company had an average outstanding balance of short-term borrowings of $44.0 million and bore interest at a weighted average rate of 0.01%.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
As of December 31, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

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

As of December 31, 2023 and December 31, 2022, the Company had secured borrowings outstanding of $33.3 million and $0, respectively. For the years ended December 31, 2023, 2022, and 2021 the Company recorded interest expense of $0.8 million, $0, and $0, respectively, in connection with secured borrowings. For the period August 21, 2023 through December 31, 2023, the Company had an average outstanding balance of secured borrowings of $30.5 million and bore interest at a weighted average rate of 8.98%.
The following table represents interest and debt fees for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility (5)	(3)	0.50%	$19,446	$763	$1,082
MS Subscription Facility (6)	(4)	0.30%	404	98	11
JPM Credit Facility	S + 2.75%	0.75%	6,405	129	319
Short-term borrowings			1,692	—	—
Secured borrowings	S + 3.60%		759	41	—
Total			$28,706	$1,031	$1,412
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees, custody fees, and administrative agent fees.
(3) From January 1, 2023 to October 4, 2023, the MS Credit Facility bore interest at a rate of Term SOFR, plus a spread of 2.25% per annum.
(4) From January 1, 2023 to March 29, 2023, the MS Subscription Facility bore interest at a rate of Term SOFR with a one-month Interest Period, plus a spread of 2.10% per annum.
(5) Amount presented represents activity prior to refinancing on October 4, 2023.
(6) Amount presented represents activity prior to termination on March 29, 2023.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
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
(2) Includes non-usage fees, custody fees and administrative agent fees.
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
(4) From January 1, 2022 through April 19, 2022 the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through December 31, 2022 bore interest at a rate of Term SOFR with a one-month Interest Period plus 2.10% per annum.
The following table represents interest and debt fees for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	L + 2.25%	0.50%	$1,787	$365	$340
MS Subscription Facility	L + 2.00%	0.30%	654	282	14
Short-term borrowings			97	—	—
Total			$2,538	$647	$354
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees and custody fees.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, accounts payable, short-term borrowings, and secured borrowings approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature.
At December 31, 2023, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2023 and 2022, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of December 31, 2023	Fair Value as of December 31, 2023
JPM Credit Facility	3	$322,000	$322,000
Total		$322,000	$322,000

	Level	Carrying Amount as of December 31, 2022	Fair Value as of December 31, 2022
MS Credit Facility	3	$356,500	$356,500
MS Subscription Facility	3	25,400	25,400
Total		$381,900	$381,900
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2023, the Company had unfunded commitments on delayed draw term loans of $34.3 million, and unfunded commitments on revolver term loans of $42.2 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $56.1 million, and unfunded commitments on revolver term loans of $47.5 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of December 31, 2023, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$533	$533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,637	1,637
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,745	740
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,024	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,323	1,323
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,450	995
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,851	1,851
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	634
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,480	2,737
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	922
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	660	660

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	$503	$503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,323	6,281
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	265
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,572
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	1,057	1,057
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	1,057	1,057
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,902	2,267
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	395
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	142
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,398
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	259
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	773
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,232	675
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,771	3,311
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	145
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	5
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$95,511	$76,471
As of December 31, 2022, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,513	$333
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	1,246	1,246

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$533	$533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,793	2,552
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,034	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,722	366
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,194	4,408
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands Parentco, LLC	Senior Secured First Lien Debt	Revolver	542	542
Coronis Health, LLC	Senior Secured First Lien Debt	Revolver	1,968	1,968
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,452	1,235
Encina Equipment Finance, LLC	Subordinated Debt	Delayed Draw	11,000	4,086
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,260	1,260
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	605
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	125	125
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,503	5,503
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	379
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,841	3,841
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	1,280
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,258	1,163
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,290	1,238
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	1,147
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	603
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,143
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver	1,590	1,590
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,217	1,217
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,905	2,905
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	556
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	319
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	3,663	1,930
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,357	1,437
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,179	1,541
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	$581	$581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,720
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	135
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	830
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,001	1,350
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	2,176	585
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	1,896	1,896
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,448	1,448
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	978
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,299	866
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,886	2,836
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	1,106
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$138,815	$103,592
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
For the year ended December 31, 2023
As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of December 31, 2023 and as of December 31, 2022:

	As of December 31, 2023		As of December 31, 2022
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$900	$586,156	$221,281
Series A Preferred Stock	77,500	—	77,500	41,354
Total	$452,961	$900	$663,656	$262,635
Capital Drawdowns
The following tables summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2023
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
The issuances of Common Stock described above were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from investors in the relevant Subscription Agreements that each investor is an "accredited investor," as defined in Regulation D under the Securities Act.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
The following table summarizes the total shares issued and proceeds, net of offering costs related to capital drawdowns of Series A Preferred Stock year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2023
March 27, 2023	41,353	$41,291
Total Capital Drawdowns	41,353	$41,291
The following table summarizes the total shares issued and proceeds, net of offering costs related to capital drawdowns of Series A Preferred Stock year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
April 7, 2022	5,000	$4,993
July 15, 2022	10,000	9,985
November 23, 2022	16,147	16,123
Total Capital Drawdowns	31,147	$31,101

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the years ended December 31, 2023, 2022, and 2021:

	Common stock - shares	Common stock - par		Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2020	100	$—	(1)	$2	$(414)	$(412)
Net investment income (loss)	—	—		—	4,143	4,143
Net realized gain (loss) from investment transactions	—	—		—	618	618
Net change in unrealized appreciation (depreciation) on investments	—	—		—	2,108	2,108
Issuance of common stock, net of issuance costs	15,208,778	15		231,004	—	231,019
Distributions to stockholders	—	—		—	(2,293)	(2,293)
Reinvested dividends	51,886	—		790	—	790
Tax adjustment	—	—		(596)	596	—
Balance as of December 31, 2021	15,260,764	$15		$231,200	$4,758	$235,973
Net investment income (loss)	—	—		—	31,470	31,470
Net realized gain (loss) from investment transactions	—	—		—	467	467
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(8,737)	(8,737)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—		—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—		—	(1,367)	(1,367)
Distributions to common stockholders	—	—		—	(27,309)	(27,309)
Issuance of common stock, net of issuance costs	8,821,043	10		133,844	—	133,854
Reinvested dividends	527,325	—		8,073	—	8,073
Tax adjustment	—	—		2,440	(2,440)	—
Balance as of December 31, 2022	24,609,132	$25		$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—		—	53,575	53,575
Net realized gain (loss) from investment transactions	—	—		—	(987)	(987)
Net change in unrealized appreciation (depreciation) on investments	—	—		—	(7,809)	(7,809)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—		—	(17)	(17)
Accrual of Series A redeemable convertible preferred stock distributions	—	—		—	(7,615)	(7,615)
Distributions to common stockholders	—	—		—	(43,574)	(43,574)
Issuance of common stock, net of issuance costs	642,732	1		9,685	—	9,686
Reinvested dividends	828,525	0(1)		12,439	—	12,439
Tax adjustment	—	—		2,651	(2,651)	—
Balance as of December 31, 2023	26,080,389	$26		$400,332	$(12,239)	$388,119
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
The Company has adopted a distribution reinvestment plan (the “DRIP”) pursuant to which all cash dividends or distributions (“Distributions”) declared by the Board of Directors are reinvested on behalf of investors who do not elect to receive their Distributions in cash (the “Participants”). As a result, if the Board of Directors declares a Distribution, then stockholders who have not elected to “opt out” of the DRIP will have their Distributions automatically reinvested in additional shares of the Company's Common Stock at a price equal to net asset value (“NAV”) per share as estimated in good faith by the Company on the payment date. The timing and amount of Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
The following table reflects the Common Stock activity for the year ended December 31, 2023:

	Shares	Value
Shares Sold	642,732	$9,686
Shares Issued through DRIP	828,525	12,439
	1,471,257	$22,125
The following table reflects the Common Stock activity for the year ended December 31, 2022:

	Shares	Value
Shares Sold	8,821,043	$133,854
Shares Issued through DRIP	527,325	8,073
	9,348,368	$141,927
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of December 31, 2023, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of December 31, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2022, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 36,147 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
For the year ended December 31, 2023
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of December 31, 2023 and 2022, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	17
Ending Balance, December 31, 2023	77,500	$77,398
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2022:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2021	5,000	$4,992
Issuance of Preferred Stock	31,147	31,147
Offering costs	—	(49)
Amortization of offering costs	—	3
Ending Balance, December 31, 2022	36,147	$36,093

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
Note 11 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2023, 2022, and 2021.

	For the year ended December 31,
Numerator	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$44,779	$23,200	$6,869
Less: cumulative preferred stock dividends	(8,789)	(2,297)	—
Less: changes in carrying value of redeemable securities	(17)	(3)	—
Numerator for EPS - income available to common stockholders	$35,973	$20,900	$6,869

Denominator
Weighted average common shares outstanding	25,464,652	18,679,387	5,301,096
Basic and diluted earnings per share	$1.41	$1.12	$1.30

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
Note 12 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43
April 27, 2023	April 27, 2023	May 5, 2023	$0.43
July 28, 2023	July 28, 2023	August 7, 2023	$0.43
November 8, 2023	November 8, 2023	November 16, 2023	$0.43

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$0.30
May 11, 2022	May 11, 2022	May 24, 2022	$0.39
July 28, 2022	July 28, 2022	August 5, 2022	$0.39
October 26, 2022	October 26, 2022	November 7, 2022	$0.39

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$28.31
April 27, 2023	April 27, 2023	May 5, 2023	$28.35
July 28, 2023	July 28, 2023	August 7, 2023	$28.35
November 8, 2023	November 8, 2023	November 16, 2023	$28.35

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2022
February 4, 2022	January 31, 2022	February 22, 2022	$19.49
May 11, 2022	May 11, 2022	May 24, 2022	$25.28
July 28, 2022	July 28, 2022	August 5, 2022	$25.42
October 26, 2022	October 26, 2022	November 7, 2022	$25.42

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2022, 2021, and 2020 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.
The tax character of distributions for the fiscal years ended December 31, 2023, 2022, and 2021 was as follows:

	For the year ended December 31,
	2023*		2022		2021
Ordinary income distributions	$50,918	99.5%	$28,676	100.0%	$2,293	100.0%
Capital gains distributions	271	0.5	—	—	—	—
Return of capital	—	—	—	—	—	—
Total distributions	$51,189	100.0%	$28,676	100.0%	$2,293	100.0%

* Includes 94.47% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
For the years ended December 31, 2023, 2022, and 2021, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	2023	2022	2021
Book income (loss) from operating activities	$37,147	$21,830	$6,869
Net unrealized (gain)/loss on investments	7,041	7,957	(2,108)
Nondeductible expenses	131	313	—
Temporary differences	5,077	(1,101)	(50)
Taxable income before deductions for distributions paid	$49,396	$28,999	$4,711
For the years ended December 31, 2023, 2022, and 2021, the components of accumulated gain and losses on a tax basis were as follows:

	For the year ended December 31,
	2023	2022	2021
Undistributed ordinary income	$2,174	$3,586	$3,036
Undistributed long term gain (loss)	369	271	—
Undistributed capital loss carryforward	—	—	—
Total undistributed net earnings (loss)	2,543	3,856	3,036
Net unrealized gain (loss) on investments	(12,414)	(4,604)	2,108
Other accumulated gain (loss) on investments	(2,368)	(388)	(386)
Total undistributed taxable income (loss)	$(12,239)	$(1,136)	$4,758

As of December 31, 2023 and 2022, the Company did not have any short-term or long-term capital loss carryforwards.

At December 31, 2023 and 2022, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022
Tax cost	767,011	786,984
Gross unrealized appreciation	6,733	5,071
Gross unrealized depreciation	(19,147)	(9,675)

During the years ended December 31, 2023 and 2022, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable earnings (loss)	Paid in capital
2023	$(2,651)	$2,651
2022	$(2,440)	$2,440

These differences primarily relate to non-deductible offering costs, nondeductible excise tax expenses and U.S. GAAP blocker income. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2023 is an estimate and will not be finally determined until the
Company files its 2023 tax return.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
As of December 31, 2023, the Company’s domestic subsidiary is expected to have a net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $6.0 million and a deferred tax liability of $(7.6) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company has concluded future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of December 31, 2023. As a result, no valuation allowance for the deferred tax assets is necessary. As of December 31, 2022, the Company’s domestic subsidiary had a net operating loss and unrealized gain. As a result, the Company had a deferred tax asset of $2.9 million and a deferred tax liability of $(3.7) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company has concluded future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of December 31, 2022. As a result, no valuation allowance for the deferred tax assets is necessary.

The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

As of December 31, 2023, the Company had differences between book basis and tax basis cost of $(2.0) million from investments in a domestic subsidiary. As of December 31, 2022, the Company had differences between book basis and tax basis cost of $(2.0) million from investments in a domestic subsidiary.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
Note 14 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period from January 7, 2021 to December 31, 2021 represents the initial price per share issued on that date. The following is a schedule of financial highlights for the years ended December 31, 2023 and 2022, and for the period from January 7, 2021 to December 31, 2021:

	For the year ended December 31,		For the period from January 7, 2021 to December 31,
	2023	2022	2021
Per share data:
Net asset value attributable to common stock, beginning of period	$15.13	$15.46	$15.00

Results of operations (1)
Net investment income (loss)	2.11	1.68	0.78
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.28)	(0.44)	0.52
Net realized loss on extinguishment of debt	(0.06)	—	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	1.77	1.24	1.30

Accretion to redemption value of Series A redeemable convertible preferred stock (1)(9)	—	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.30)	(0.07)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	1.47	1.17	1.30

Stockholder distributions (2)
Common stockholder distributions from net investment income	(1.71)	(1.47)	(0.30)
Common stockholder distributions from capital gains	(0.01)	—	—
Net decrease in net assets resulting from stockholder distributions	(1.72)	(1.47)	(0.30)

Other (3)	—	(0.03)	(0.54)
Net asset value attributable to common stock, end of period	$14.88	$15.13	$15.46

Common shares outstanding at end of period	26,080,389	24,609,132	15,260,764
Total return (4)	10.12%	7.62%	3.08%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$388,119	$372,421	$235,973
Ratio of net investment income to average net assets attributable to common stock	13.97%	10.80%	3.49%
Ratio of total expenses to average net assets attributable to common stock (5)	12.73%	10.15%	7.76%
Ratio of incentive fees to average net assets attributable to common stock (6)	2.01%	1.48%	0.93%
Ratio of net expenses to average net assets attributable to common stock(7)	10.72%	8.67%	6.83%
Ratio of debt related expenses to average net assets attributable to common stock	8.12%	5.99%	2.98%
Portfolio turnover rate (8)	9.93%	9.03%	3.46%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023

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
(9) Rounds to less than $0.01 per share.
Note 15 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2023:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2023
Control Investments
Post Road Equipment Finance, LLC (2)	Equity/Other	$2,700	$30,742	$1,883	$—	$—	$(25)	$32,600
Post Road Equipment Finance, LLC (2)	Subordinated Debt	1,237	6,914	5,029	(987)	—	44	11,000
Post Road Equipment Finance, LLC (2)	Subordinated Debt	3,205	24,500	11	—	—	(11)	24,500
Total Control Investments		$7,142	$62,156	$6,923	$(987)	$—	$8	$68,100
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
For the year ended December 31, 2023
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
For purposes of the control designation, the Company has aggregated ownership held by other funds managed by Benefit Street Partners.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2023
Note 16 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Distribution Declarations

On January 9, 2024, the Board of Directors declared a distribution of $0.43 per share of Common Stock, which was paid on January 11, 2024 to stockholders of record as of January 10, 2024.

On January 9, 2024, the Board of Directors declared a distribution of $28.35 per share of Series A Preferred Stock, which was paid on January 11, 2024 to stockholders of record as of January 10, 2024.

Merger

On January 24, 2024, the Company completed its previously announced acquisition of FBLC. Pursuant to the Merger Agreement, Merger Sub was first merged with and into FBLC, with FBLC continuing as the surviving company, and, immediately following the Merger, FBLC was then merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the Merger Agreement, at the Effective Time, each outstanding share of FBLC's common stock was converted into the right to receive 0.4647 shares of the Company's common stock. As a result of the Mergers, the Company issued an aggregate of 110.0 million shares of its common stock to FBLC stockholders.

    The Mergers will be accounted for as an asset acquisition of FBLC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The Company will be the accounting survivor of the Mergers.

Amended and Restated Investment Advisory Agreement

On October 2, 2023, the Company's Board of Directors approved an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of the Investment Advisory Agreement, which went into effect on January 24, 2024 in connection with the consummation of the Mergers.

Under the Amended and Restated Advisory Agreement, effective upon the closing of the Mergers, (i) the base management fee will increase to an annual rate of 1.50% of the Company’s average gross assets, provided, that the base management fee will be calculated at an annual rate of 1.00% of the Company’s average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1.0 of debt outstanding for each $1.0 of equity), (ii) the incentive fee on income will increase to a catch-up of 1.8175% (7.27% annualized), 17.5% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds the catch-up, with the preferred return to investors each quarter remaining the same as under the Investment Advisory Agreement, and (iii) the incentive fee on capital gains will increase to 17.5% of the Company’s incentive fee capital gains calculated as under the Investment Advisory Agreement for periods ending after the date of the Amended and Restated Advisory Agreement, on a cumulative basis from the date of the Company’s election to be regulated as a BDC. The fees payable under the Amended and Restated Advisory Agreement are calculated in the same manner as the post-Liquidity Event (as defined in the Investment Advisory Agreement) calculation of the base management fee payable under the Investment Advisory Agreement. None of the other material terms will change in the Amended and Restated Advisory Agreement as compared to the Investment Advisory Agreement, including the services to be provided.