Form 10-Q
period 2024-03-31
Franklin BSP Capital Corp
filed 2024-05-10
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 7, 2024 was 133,715,147.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2024	2023
Assets:	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $685,139 and $68,050, respectively)	$676,354	$68,100
Affiliate Investments, at fair value (amortized cost of $54,953 and $0, respectively)	52,143	—
Non-Affiliate Investments, at fair value (amortized cost of $2,773,921 and $700,985, respectively)	2,748,117	688,045
Investments, at fair value (amortized cost of $3,514,013 and $769,035, respectively)	3,476,614	756,145
Cash and cash equivalents	96,447	48,541
Restricted cash	17,722	6,681
Interest and dividends receivable	46,979	8,166
Receivable for unsettled trades	6,974	422
Prepaid expenses and other assets	11,125	3,396
Due from broker	7,690	8,336
Total assets	$3,663,551	$831,687

Liabilities:
Debt (net of deferred financing costs of $1,944 and $2,082, respectively)	$1,479,246	$319,918
Secured borrowings	30,758	33,344
Stockholder distributions payable	—	13
Management fees payable	10,557	1,066
Incentive fees on income payable	8,655	—
Accounts payable and accrued expenses	29,567	4,167
Interest and debt fees payable	28,193	6,936
Directors' fees payable	33	175
Other liabilities	581	551
Total liabilities	1,587,590	366,170
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	77,403	77,398
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 136,335,073 issued and outstanding at March 31, 2024, and 26,080,389 issued and outstanding at December 31, 2023	136	26
Additional paid in capital	1,997,825	400,332
Total distributable earnings (loss)	597	(12,239)
Total net assets attributable to common stock	1,998,558	388,119
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$3,663,551	$831,687

Net asset value per share attributable to common stock	$14.66	$14.88
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Investment income:
From control investments:
Interest income	$12,737	$984
Dividend income	12,073	675
Fee and other income	—	1
Total investment income from control investments	24,810	1,660
From affiliate investments:
Interest income	1,776	—
Total investment income from affiliate investments	1,776	—
From non-affiliate investments:
Interest income	68,686	20,321
Dividend income	34	34
Fee and other income	106	308
Total investment income from non-affiliate investments	68,826	20,663
Interest from cash and cash equivalents	1,138	101
Total investment income	96,550	22,424
Operating expenses:
Management fees	10,557	1,004
Incentive fee on income	8,655	1,809
Interest and debt fees	22,931	7,976
Professional fees	2,043	512
Other general and administrative	1,724	456
Administrative services	246	58
Directors' fees	331	149
Total expenses before incentive fee waiver	46,487	11,964
Incentive fee waiver	—	(1,809)
Expenses, net of incentive fee waiver	46,487	10,155
Net investment income (loss) before income taxes	50,063	12,269
Income tax expense, including excise tax	326	208
Net investment income (loss)	49,737	12,061

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(5)	—
Non-affiliate investments	1,288	(161)
Total net realized gain (loss)	1,283	(161)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(8,835)	(7)
Affiliate investments	(2,810)	—
Non-affiliate investments	(12,864)	(739)
Net change in deferred taxes	(291)	(515)
Total net change in unrealized appreciation (depreciation) on investments	(24,800)	(1,261)
Net realized and unrealized gain (loss)	(23,517)	(1,422)

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$26,220	$10,639
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	(2,197)	(1,023)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$24,018	$9,613

Per share information
Net investment income (loss)	$0.49	$0.49
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.26	$0.43
Basic and diluted earnings (loss) per share	$0.24	$0.34
Weighted average common shares outstanding	101,246,978	24,648,293

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Operations:
Net investment income (loss)	$49,737	$12,061
Net realized gain (loss) from investments	1,283	(161)
Net change in unrealized appreciation (depreciation) on investments	(24,509)	(746)
Net change in deferred taxes	(291)	(515)
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	(2,197)	(1,023)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	24,018	9,613
Stockholder distributions:
Common stockholder distributions	(11,182)	(10,584)
Net decrease in net assets attributable to common stock from stockholder distributions	(11,182)	(10,584)
Capital share transactions:
Issuance of common stock in connection with the Mergers	1,594,261	—
Issuance of common stock, net of issuance costs	—	8,073
Reinvestment of common stockholder distributions	3,342	2,994
Net increase in net assets attributable to common stock from capital share transactions	1,597,603	11,067
Total increase (decrease) in net assets attributable to common stock	1,610,439	10,096
Net assets at beginning of period attributable to common stock	388,119	372,421
Net assets at end of period attributable to common stock	$1,998,558	$382,517

Net asset value per share attributable to common stock	$14.66	$15.10
Common shares outstanding at end of period	136,335,073	25,339,906

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$26,220	$10,639
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(4,292)	(306)
Net accretion of discount on investments	(11,988)	(552)
Amortization of deferred financing costs	269	346
Amortization of deferred offering costs	—	65
Accretion of redemption value of Series A redeemable convertible preferred stock	(5)	(3)
Sales and repayments of investments	153,894	13,366
Purchases of investments	(67,114)	(18,628)
Net realized (gain) loss from investments	(1,283)	161
Net change in unrealized (appreciation) depreciation on investments	24,509	746
(Increase) decrease in operating assets:
Interest and dividend receivable	2,210	(919)
Receivable for unsettled trades	(5,062)	(700)
Prepaid expenses and other assets	(1,658)	(2)
Due from broker	646	—
Cash received in the Mergers	58,478	—
(Increase) decrease in operating liabilities:
Management fees payable	6,815	—
Incentive fee on income payable	5,524	—
Accounts payable and accrued expenses	(1,492)	323
Interest and debt fees payable	13,278	454
Directors' fees payable	(393)	11
Other liabilities	27	(33)
Net cash provided by (used in) operating activities	198,583	4,968

Financing activities
Repayments on secured borrowings	(2,586)	—
Proceeds from issuance of shares of common stock	—	8,266
Proceeds from issuance of shares of preferred stock	—	41,291
Proceeds from debt	66,000	—
Payments on debt	(193,000)	(70,400)
Proceeds from short-term borrowings	—	35,492
Repayments on short-term borrowings	—	(20,792)
Common stockholder distributions	(7,853)	(7,609)
Preferred stockholder distributions	(2,197)	(1,023)
Net cash provided by (used in) financing activities	(139,636)	(14,775)
Net increase (decrease) in cash, cash equivalents and restricted cash	58,947	(9,807)
Cash, cash equivalents and restricted cash, beginning of period	55,222	26,239
Cash, cash equivalents and restricted cash, end of period	$114,169	$16,432
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
Supplemental information:	2024	2023
Interest and non-usage fees paid during the period	$9,230	$7,136
Taxes, including excise tax, paid during the period	$4,113	$123
Distributions reinvested during the period	$3,342	$2,994
Issuance of shares in connection with Mergers (1)	$1,594,261	$—
(1) On January 24, 2024, in connection with the Mergers (as defined in Note 1 – Organization), the Company acquired net assets of $1,594.3 million for the total stock consideration of $1,598.9 million, inclusive of $4.6 million of transaction costs. For further details, refer to Note 17 – Merger with FBLC.

	As of March 31,
	2024	2023
Cash and cash equivalents	$96,447	$16,432
Restricted cash	17,722	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$114,169	$16,432
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 130.3% (b)
1236904 BC, Ltd. (c) (h) (p)	Software/Services		S+ 7.50% (12.94%), 3/4/2027	$14,624	$14,747	$14,846	0.7%
1236904 BC, Ltd. (c) (p) (q)	Software/Services		S+ 5.61% (10.95%), 3/4/2027	18,187	17,652	17,587	0.9%
ADCS Clinics Intermediate Holdings, LLC (c) (f)	Healthcare		S+ 6.25% (11.57%), 5/7/2026	488	482	463	0.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare		S+ 6.25% (11.53%), 5/7/2027	3,924	3,882	3,870	0.2%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare		S+ 6.25% (11.75%), 5/7/2027	126	125	124	0.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h) (p)	Healthcare		S+ 6.25% (11.79%), 5/7/2027	19,144	18,929	18,881	0.9%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials		S+ 5.25% (10.68%). 10/2/2028	17,399	17,324	17,399	0.9%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials		S+ 6.50% (11.93%), 10/2/2028	8,675	8,640	8,675	0.4%
Alera Group Intermediate Holdings, Inc. (c) (f)	Financials		S+ 5.75% (11.18%), 10/2/2028	248	247	248	0.0%
American Rock Salt Company, LLC (h)	Chemicals		S+ 4.00% (9.44%), 6/9/2028	2,013	2,009	1,745	0.1%
Arch Global Precision, LLC (c) (f)	Industrials		S+ 4.75% (10.18%), 4/1/2025	567	567	567	0.0%
Arch Global Precision, LLC (c)	Industrials		S+ 4.75% (10.15%), 4/1/2026	2,326	2,330	2,326	0.1%
Arch Global Precision, LLC (c) (p) (q)	Industrials		S+ 4.75% (10.15%), 4/1/2026	7,383	7,395	7,383	0.4%
Arctic Holdco, LLC (c) (f)	Paper & Packaging		S+ 6.00% (11.41%), 12/23/2026	2,859	2,847	2,859	0.1%
Arctic Holdco, LLC (c) (p) (q)	Paper & Packaging		S+ 6.00% (11.40%), 12/23/2026	59,885	59,135	59,885	3.0%
Armada Parent, Inc. (c) (f) (h)	Industrials		S+ 5.75% (11.19%), 10/29/2027	3,228	3,178	3,123	0.2%
Armada Parent, Inc. (c) (f)	Industrials		S+ 5.75%, 10/29/2027	—	(29)	(127)	0.0%
Armada Parent, Inc. (c) (h)	Industrials		S+ 5.75% (11.19%), 10/29/2027	64,060	63,180	63,029	3.2%
Avalara, Inc. (c) (f)	Software/Services		S+ 7.25%, 10/19/2028	—	(37)	(112)	0.0%
Avalara, Inc. (c) (h)	Software/Services		S+ 7.25% (12.56%), 10/19/2028	60,192	59,127	59,072	3.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		S+ 6.00% (11.41%) 4.00% PIK, 6/18/2027	15,875	15,703	15,667	0.8%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		10.25% PIK, 6/18/2027	39,860	39,333	39,246	2.0%
Aventine Holdings, LLC (c) (h) (q)	Media/Entertainment		S+ 6.00% (11.41%) 4.00% PIK, 6/18/2027	40,101	39,657	39,576	2.0%
Axiom Global, Inc. (c) (p) (q)	Business Services		S+ 4.75% (10.18%), 10/1/2026	20,054	20,087	20,054	1.0%
Azurite Intermediate Holdings, Inc. (c) (f)	Software/Services		S+ 6.50%, 3/19/2031	—	(169)	(337)	0.0%
Azurite Intermediate Holdings, Inc. (c) (f)	Software/Services		S+ 6.50%, 3/19/2031	—	(54)	(54)	0.0%
Azurite Intermediate Holdings, Inc. (c)	Software/Services		S+ 6.50% (11.83%), 3/19/2031	9,961	9,812	9,813	0.5%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare		S+ 6.25% (11.66%), 3.00% PIK 12/29/2028	2,584	2,507	2,463	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
BCPE Oceandrive Buyer, Inc. (c)	Healthcare		S+ 6.00% (11.33%), 12/30/2026	$4,984	$4,819	$4,752	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h) (q)	Healthcare		S+ 6.25% (11.66%), 3.00% PIK 12/29/2028	5,086	4,911	4,849	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h) (q)	Healthcare		S+ 6.25% (11.66%), 3.00% PIK 12/29/2028	30,518	29,462	29,096	1.5%
Capstone Logistics (c)	Transportation		S+ 4.75% (10.18%), 11/12/2027	1,101	1,103	1,101	0.1%
Capstone Logistics (c) (p)	Transportation		S+ 4.75% (10.18%), 11/12/2027	18,772	18,802	18,772	0.9%
Center Phase Energy, LLC (c) (f)	Utilities		S+ 7.00% (12.44%), 6/23/2027	154	69	71	0.0%
Center Phase Energy, LLC (c) (h)	Utilities		S+ 7.00% (12.48%), 6/23/2027	10,305	10,168	10,177	0.5%
Cold Spring Brewing, Co. (c) (p) (q)	Food & Beverage		S+ 4.75% (10.08%), 12/19/2025	6,079	6,088	6,079	0.3%
Communication Technology Intermediate, LLC (c) (f)	Business Services		S+ 5.50% (10.93%), 5/5/2027	1,188	1,178	1,188	0.1%
Communication Technology Intermediate, LLC (c) (h) (p)	Business Services		S+ 5.50% (10.93%), 5/5/2027	25,123	25,029	25,123	1.3%
Communication Technology Intermediate, LLC (c) (h) (q)	Business Services		S+ 5.50% (10.93%), 5/5/2027	8,739	8,721	8,739	0.4%
Community Brands ParentCo, LLC (c) (f)	Software/Services		S+ 5.50%, 2/24/2028	—	—	(10)	0.0%
Community Brands ParentCo, LLC (c) (h)	Software/Services		S+ 5.50% (10.93%), 2/24/2028	9,037	8,906	8,874	0.4%
Corfin Industries, LLC (c)	Industrials		S+ 6.00% (11.42%), 12/27/2027	1,578	1,580	1,578	0.1%
Corfin Industries, LLC (c)	Industrials		S+ 6.00% (11.42%), 12/27/2027	9,605	9,620	9,605	0.5%
Corfin Industries, LLC (c) (p) (q)	Industrials		S+ 6.00% (11.42%), 2/5/2026	16,142	16,166	16,142	0.8%
Cornerstone Chemical, Co. (c) (l)	Chemicals		10.25%, 2.00% PIK 9/1/2027	1,262	381	884	0.0%
Coronis Health, LLC (c) (h) (x)	Healthcare		S+ 6.25% (11.56%), 7/27/2029	24,771	23,606	13,624	0.7%
Coronis Health, LLC (c) (x)	Healthcare		S+ 6.25% (11.56%), 7/28/2028	2,001	1,928	1,101	0.1%
Demakes Borrower, LLC (c) (f)	Food & Beverage		S+ 6.25%, 12/12/2029	—	(16)	(120)	0.0%
Demakes Borrower, LLC (c) (h) (p)	Food & Beverage		S+ 6.25% (11.57%), 12/12/2029	17,891	17,487	17,467	0.9%
Division Holding Corp. (h)	Business Services		S+ 4.75% (10.19%), 5/26/2028	3,413	3,387	3,387	0.2%
Dynagrid Holdings, LLC (c) (p)	Utilities		S+ 5.50% (10.95%), 12/18/2025	3,709	3,715	3,709	0.2%
Dynagrid Holdings, LLC (c) (p) (q)	Utilities		S+ 5.50% (10.95%), 12/18/2025	9,056	9,070	9,056	0.5%
Dynagrid Holdings, LLC (c) (q)	Utilities		S+ 5.50% (10.95%), 12/18/2025	13,505	13,527	13,505	0.7%
Eliassen Group, LLC (c) (f) (h)	Business Services		S+ 5.50% (10.81%), 4/14/2028	1,368	1,357	1,329	0.1%
Eliassen Group, LLC (c) (h) (q)	Business Services		S+ 5.50% (10.81%), 4/14/2028	17,106	16,986	16,956	0.8%
Faraday Buyer, LLC (c) (f)	Utilities		S+ 6.00%, 10/11/2028	—	(17)	(104)	0.0%
Faraday Buyer, LLC (c) (h)	Utilities		S+ 6.00% (11.31%), 10/11/2028	41,535	41,535	40,766	2.0%
Faraday Buyer, LLC (c) (h) (p)	Utilities		S+ 6.00% (11.31%), 10/11/2028	8,799	8,601	8,636	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
FGT Purchaser, LLC (c) (f)	Consumer		S+ 5.50%, 9/13/2027	$—	$(10)	$—	—%
FGT Purchaser, LLC (c) (h) (p)	Consumer		S+ 5.50% (10.91%), 9/13/2027	30,499	30,399	30,499	1.5%
Florida Food Products, LLC (c) (h)	Food & Beverage		S+ 5.00% (10.45%), 10/18/2028	12,473	12,297	11,600	0.6%
Foresight Energy Operating, LLC (c)	Energy		S+ 8.00% (13.41%), 6/30/2027	1,061	1,063	1,061	0.1%
FR Flow Control Luxco 1 SARL (c) (h)	Industrials		S+ 5.50% (11.07%), 6/28/2026	4,406	4,377	4,406	0.2%
Galway Borrower, LLC (c) (f)	Financials		S+ 5.25%, 9/29/2028	—	(22)	—	—%
Galway Borrower, LLC (c) (f)	Financials		S+ 5.25% (10.66%), 9/30/2028	537	521	537	0.0%
Galway Borrower, LLC (c) (h) (p)	Financials		S+ 5.25% (10.65%), 9/29/2028	43,164	43,038	43,164	2.2%
Geosyntec Consultants, Inc. (c) (f)	Business Services		S+ 5.25%, 5/18/2027	—	(26)	—	—%
Geosyntec Consultants, Inc. (c) (h)	Business Services		S+ 5.25% (10.58%), 5/18/2029	38,272	37,782	38,272	1.9%
Geosyntec Consultants, Inc. (c) (f) (h)	Business Services		S+ 5.25% (10.58%), 5/18/2029	9,203	9,067	9,203	0.5%
Gogo Intermediate Holdings, LLC (a) (f)	Telecom		S+ 3.75%, 4/30/2026	—	—	(16)	0.0%
Gordian Medical, Inc. (c) (h)	Healthcare		S+ 6.25% (11.90%), 1/31/2027	4,797	4,729	2,399	0.1%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities		S+ 6.00% (11.57%), 11/12/2026	14,637	14,601	14,637	0.7%
Hospice Care Buyer, Inc. (c) (f)	Healthcare		S+ 7.50% (12.40%), 5.00% PIK 12/9/2026	1,318	1,304	1,249	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare		S+ 7.50% (12.69%), 5.00% PIK 12/9/2026	2,151	2,106	2,100	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare		S+ 7.50% (12.40%),5.00% PIK 12/9/2026	4,647	4,551	4,536	0.2%
Hospice Care Buyer, Inc. (c) (p)	Healthcare		S+ 7.50% (12.40%), 5.00% PIK 12/9/2026	24,949	24,430	24,350	1.2%
Hospice Care Buyer, Inc. (c) (p)	Healthcare		S+ 7.50% (12.40%), 5.00% PIK 12/9/2026	18,477	18,092	18,033	0.9%
ICR Operations, LLC (c) (f)	Business Services		S+ 5.25% (10.71%), 11/22/2027	2,935	2,880	2,825	0.1%
ICR Operations, LLC (c)	Business Services		S+ 5.25% (10.71%), 11/22/2028	41,811	41,188	41,096	2.1%
ICR Operations, LLC (c)	Business Services		S+ 5.25% (10.71%), 11/22/2028	2,272	2,238	2,233	0.1%
ICR Operations, LLC (c) (f)	Business Services		S+ 5.25%, 11/22/2027	—	—	(32)	0.0%
Ideal Tridon Holdings, Inc. (c) (f)	Industrials		S+ 6.75%, 4/5/2028	—	—	(34)	0.0%
Ideal Tridon Holdings, Inc. (c) (p) (q)	Industrials		S+ 6.75% (12.08%), 4/5/2028	30,421	29,722	30,056	1.5%
IG Investments Holdings, LLC (c) (f)	Business Services		S+ 6.00%, 9/22/2027	—	(8)	(18)	0.0%
IG Investments Holdings, LLC (c) (h) (p)	Business Services		S+ 6.00% (11.41%), 9/22/2028	25,322	25,084	25,091	1.3%
IG Investments Holdings, LLC (c) (h) (p)	Business Services		S+ 6.00% (11.41%), 9/22/2028	456	453	452	0.0%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging		S+ 6.25% (11.66%), 5/23/2028	12,758	12,569	12,630	0.6%
Indigo Buyer, Inc. (c)	Paper & Packaging		S+ 6.25% (11.66%), 5/23/2028	7,922	7,804	7,842	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Indigo Buyer, Inc. (c) (h)	Paper & Packaging		S+ 6.25% (11.67%), 5/23/2028	$29,828	$29,384	$29,529	1.5%
Indigo Buyer, Inc. (c) (f)	Paper & Packaging		S+ 6.25% (11.67%), 5/23/2028	3,100	3,059	3,048	0.2%
Integrated Efficiency Solutions, Inc. (c) (f) (v)	Industrials		7.50%, 12/31/2025	210	210	210	0.0%
Integrated Efficiency Solutions, Inc. (c) (v)	Industrials		7.50%, 12/31/2025	1,403	1,406	1,404	0.1%
Integrated Global Services, Inc. (c) (q)	Industrials		S+ 6.00% (11.47%), 2/4/2026	10,611	10,628	10,611	0.5%
Internap Corp. (c) (p)	Business Services		8.00%, 7.00% PIK 7/31/2028	752	753	736	0.0%
International Cruise & Excursions, Inc. (c) (q)	Business Services		S+ 5.35% (10.66%), 6/6/2025	4,787	4,593	4,150	0.2%
IQN Holding Corp. (c) (f)	Software/Services		S+ 5.25%, 5/2/2028	—	(4)	—	—%
IQN Holding Corp. (c) (f)	Software/Services		S+ 5.25%, 5/2/2029	—	(6)	—	—%
IQN Holding Corp. (c) (h) (q)	Software/Services		S+ 5.25% (10.59%), 5/2/2029	17,316	17,201	17,316	0.9%
J&K Ingredients, LLC (c) (h) (p)	Food & Beverage		S+ 6.25% (11.58%), 11/16/2028	12,438	12,165	12,151	0.6%
K2 Intelligence Holdings, Inc. (c) (p) (q)	Business Services		P+ 4.75% (13.25%), 9/23/2024	5,954	5,547	5,388	0.3%
Kissner Milling Co., Ltd. (h) (l)	Industrials		4.88%, 5/1/2028	5,258	5,042	4,897	0.2%
Knowledge Pro Buyer, Inc. (c) (f) (h)	Business Services		S+ 5.75% (11.19%), 12/10/2027	5,615	5,594	5,615	0.3%
Knowledge Pro Buyer, Inc. (c) (f)	Business Services		S+ 5.75% (11.18%), 12/10/2027	1,913	1,899	1,913	0.1%
Knowledge Pro Buyer, Inc. (c) (h) (q)	Business Services		S+ 5.75% (11.18%), 12/10/2027	35,222	35,118	35,222	1.8%
Labrie Environmental Group, LLC (a) (c)	Industrials		S+ 5.50% (10.93%), 9/1/2026	22,066	21,279	21,183	1.1%
Lakeland Tours, LLC (c) (p) (q)	Education		8.00%, 9/25/2027	6,092	4,814	4,934	0.2%
Lakeview Health Holdings, Inc. (c) (v)	Healthcare		P+ 6.00% (14.50%), 6.00% PIK 10/15/2024	97	97	97	0.0%
Lakeview Health Holdings, Inc. (c) (v)	Healthcare		P+ 6.00% (14.50%), 6.00% PIK 10/15/2024	1,110	1,112	1,110	0.1%
Lakeview Health Holdings, Inc. (c) (v) (x)	Healthcare		P+ 4.50% (13.00%), 10/15/2024	2,020	619	639	0.0%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials		S+ 4.75% (10.19%), 3/20/2028	5,383	5,367	5,383	0.3%
LSF12 Donnelly Bidco, LLC (c) (h) (p)	Industrials		S+ 6.50% (11.83%), 10/2/2029	19,074	18,656	18,637	0.9%
Manna Pro Products, LLC (c)	Consumer		S+ 6.00% (11.43%), 12/10/2026	3,945	3,804	3,788	0.2%
Manna Pro Products, LLC (c) (f)	Consumer		S+ 6.00% (11.43%), 12/10/2026	1,962	1,892	1,854	0.1%
Manna Pro Products, LLC (c) (q)	Consumer		S+ 6.00% (11.43%), 12/10/2026	1,881	1,813	1,806	0.1%
Manna Pro Products, LLC (c) (q)	Consumer		S+ 6.00% (11.43%), 12/10/2026	6,764	6,521	6,494	0.3%
Manna Pro Products, LLC (c) (q)	Consumer		S+ 6.00% (11.43%), 12/10/2026	23,858	23,001	22,903	1.1%
McDonald Worley, P.C. (c) (x)	Business Services		26.00% PIK, 12/31/2024	19,235	11,187	11,854	0.6%
Mckissock Investment Holdings, LLC (h) (p)	Education		S+ 5.00% (10.38%), 3/12/2029	3,875	3,849	3,882	0.2%
MCS Acquisition Corp. (c)	Business Services		S+ 6.00% (11.59%), 10/2/2025	762	764	762	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Medical Depot Holdings, Inc. (c)	Healthcare		S+ 10.00% (15.41%), 9.00% PIK 6/1/2025	$3,941	$3,947	$3,941	0.2%
Medical Depot Holdings, Inc. (c) (p) (q)	Healthcare		S+ 9.50% (14.91%), 4.00% PIK 6/1/2025	21,274	19,897	19,653	1.0%
Medical Management Resource Group, LLC (c) (h)	Healthcare		S+ 6.00% (11.40%), 9/30/2027	9,478	9,367	9,350	0.5%
Medical Management Resource Group, LLC (c) (f)	Healthcare		S+ 6.00% (11.40%), 9/30/2026	1,080	1,065	1,053	0.1%
Medical Management Resource Group, LLC (c) (h) (p)	Healthcare		S+ 6.00% (11.40%), 9/30/2027	22,950	22,679	22,640	1.1%
MGTF Radio Company, LLC (c) (k)	Media/Entertainment		S+ 6.00% (11.30%), 4/1/2025	45,396	45,016	37,225	1.9%
Midwest Can Company, LLC (c) (p) (q)	Paper & Packaging		S+ 6.00% (11.30%), 3/2/2026	30,505	30,518	30,505	1.5%
Miller Environmental Group, Inc. (c)	Business Services		S+ 6.50% (11.93%), 6/15/2025	1,324	1,325	1,324	0.1%
Miller Environmental Group, Inc. (c) (p) (q)	Business Services		S+ 6.50% (11.96%), 3/15/2024	11,084	11,100	11,084	0.6%
Miller Environmental Group, Inc. (c) (p) (q)	Business Services		S+ 6.50% (11.96%), 3/15/2024	10,139	10,154	10,139	0.5%
Mirra-Primeaccess Holdings, LLC (c) (f)	Healthcare		S+ 6.50% (11.94%), 7/29/2026	8,442	8,411	8,442	0.4%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare		S+ 6.50% (11.94%), 7/29/2026	69,332	69,169	69,332	3.5%
Muth Mirror Systems, LLC (c) (p) (q)	Technology		11.00%, 4.00% PIK 4/23/2025	14,590	13,598	13,131	0.7%
Muth Mirror Systems, LLC (c)	Technology		11.00%, 4.00% PIK 4/23/2025	1,314	1,226	1,183	0.1%
New Star Metals, Inc. (c) (p) (q)	Industrials		S+ 5.00% (10.56%), 1/9/2026	31,999	30,730	30,556	1.5%
Norvax, LLC (c) (f)	Business Services		S+ 6.50%, 6/30/2025	—	—	(25)	0.0%
Odessa Technologies, Inc. (c) (f)	Software/Services		S+ 5.50%, 10/19/2027	—	(20)	—	—%
Odessa Technologies, Inc. (c) (h) (p)	Software/Services		S+ 5.50% (10.93%), 10/19/2027	20,604	20,542	20,604	1.0%
ORG GC Holdings, LLC (c) (v)	Business Services		S+ 6.50% (12.06%), 6.50% PIK 11/29/2026	10,111	10,128	10,111	0.5%
PetVet Care Centers, LLC (c) (f)	Healthcare		S+ 6.00%, 11/15/2030	—	(10)	(76)	0.0%
PetVet Care Centers, LLC (c) (f)	Healthcare		S+ 6.00%, 11/15/2029	—	(20)	(76)	0.0%
PetVet Care Centers, LLC (c) (h) (p) (q)	Healthcare		S+ 6.00% (11.33%), 11/15/2030	30,837	30,285	30,254	1.5%
Pie Buyer, Inc. (c) (f) (h)	Food & Beverage		S+ 5.50% (10.95%), 4/5/2027	2,204	2,189	2,204	0.1%
Pie Buyer, Inc. (c) (f)	Food & Beverage		S+ 5.50% (10.93%), 4/6/2026	2,194	2,186	2,194	0.1%
Pie Buyer, Inc. (c) (h) (q)	Food & Beverage		S+ 5.50% (10.90%), 4/5/2027	2,877	2,869	2,877	0.1%
Pie Buyer, Inc. (c) (h)	Food & Beverage		S+ 5.50% (10.95%), 4/5/2027	8,404	8,374	8,404	0.4%
Pie Buyer, Inc. (c) (h) (q)	Food & Beverage		S+ 5.50% (10.98%), 4/5/2027	38,828	38,678	38,828	1.9%
PlayPower, Inc. (c) (p) (q)	Industrials		S+ 5.50% (10.98%), 5/8/2026	23,364	21,841	21,682	1.1%
Pluralsight, LLC (c)	Software/Services		S+ 8.00% (13.47%), 4/6/2027	2,240	2,167	1,967	0.1%
Pluralsight, LLC (c) (h) (p)	Software/Services		S+ 8.00% (13.47%), 4/6/2027	26,325	25,216	23,111	1.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pluralsight, LLC (c) (h) (p)	Software/Services		S+ 8.00% (13.47%), 4/6/2027	$9,408	$9,007	$8,259	0.4%
Pluto Acquisition I, Inc. (c)	Healthcare		S+ 5.50% (10.69%), 6/20/2028	3,304	3,304	3,304	0.2%
Point Broadband Acquisition, LLC (c) (h)	Telecom		S+ 6.00% (11.42%), 10/2/2028	11,592	11,542	11,592	0.5%
Point Broadband Acquisition, LLC (c) (h) (p)	Telecom		S+ 6.00% (11.43%), 10/2/2028	27,502	27,368	27,502	1.4%
Premiere Global Services, Inc. (c) (x)	Telecom		P+ 5.50% (14.00%), 6/8/2023	5,024	—	—	—%
Premiere Global Services, Inc. (c) (f) (x)	Telecom		P+ 5.50% (14.00%), 4/7/2023	969	146	83	0.0%
PSKW, LLC (c) (p) (q)	Healthcare		S+ 6.25% (11.68%), 3/9/2026	28,800	28,846	28,800	1.4%
Questex, Inc. (c) (p) (q)	Media/Entertainment		S+ 4.25% (9.72%), 9/9/2024	14,531	14,338	14,531	0.7%
Reddy Ice Corp. (c)	Food & Beverage		S+ 5.00% (10.48%), 7/1/2025	1,754	1,732	1,754	0.1%
Reddy Ice Corp. (c) (f)	Food & Beverage		P+ 4.00% (12.50%), 7/1/2025	123	123	123	0.0%
Reddy Ice Corp. (c)	Food & Beverage		S+ 5.00% (10.48%), 7/1/2025	1,443	1,425	1,443	0.1%
Reddy Ice Corp. (c)	Food & Beverage		S+ 5.00% (10.48%), 7/1/2025	4,753	4,694	4,753	0.2%
Reddy Ice Corp. (c) (f)	Food & Beverage		S+ 5.00% (10.48%), 7/1/2025	5,650	5,580	5,650	0.3%
Reddy Ice Corp. (c) (p) (q)	Food & Beverage		S+ 5.00% (10.48%), 7/1/2025	18,705	18,473	18,705	0.9%
Reddy Ice Corp. (c) (p) (q)	Food & Beverage		S+ 5.00% (10.48%), 7/1/2025	3,659	3,613	3,659	0.2%
Relativity Oda, LLC (c) (f)	Software/Services		S+ 6.50%, 5/12/2027	—	(3)	—	—%
Relativity Oda, LLC (c) (h) (q)	Software/Services		S+ 6.50% (11.93%), 5/12/2027	7,717	7,695	7,717	0.4%
REP TEC Intermediate Holdings, Inc. (c) (p) (q)	Software/Services		S+ 5.50% (10.80%), 6/19/2025	2,028	1,988	2,028	0.1%
REP TEC Intermediate Holdings, Inc. (c) (p) (q)	Software/Services		S+ 5.50% (10.80%), 6/19/2025	22,638	22,672	22,638	1.1%
Roadsafe Holdings, Inc. (c) (h)	Industrials		S+ 5.75% (11.18%), 10/19/2027	14,321	14,295	14,321	0.7%
Roadsafe Holdings, Inc. (c) (h) (q)	Industrials		S+ 5.75% (11.22%), 10/19/2027	10,943	10,913	10,943	0.5%
RSC Acquisition, Inc. (c) (h)	Financials		S+ 5.50% (10.99%), 11/1/2029	7,170	7,179	7,170	0.4%
RSC Acquisition, Inc. (c)	Financials		S+ 6.00% (11.32%), 11/1/2029	3,996	3,998	3,996	0.2%
RSC Acquisition, Inc. (c) (h) (q)	Financials		S+ 5.50% (10.95%), 11/1/2029	21,760	21,759	21,760	1.1%
Saturn SHC Buyer Holdings, Inc. (c) (f)	Healthcare		S+ 6.00%, 11/18/2027	—	(49)	—	—%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare		S+ 5.50% (10.94%), 11/18/2027	12,993	12,802	12,993	0.7%
Saturn SHC Buyer Holdings, Inc. (c) (h) (p)	Healthcare		S+ 5.50% (10.94%), 11/18/2027	37,166	37,041	37,166	1.9%
SCIH Salt Holdings, Inc. (c) (f)	Industrials		S+ 4.00%, 3/17/2025	—	(2)	2	0.0%
SCIH Salt Holdings, Inc. (h)	Industrials		S+ 4.00% (9.44%), 3/16/2027	1,082	1,078	1,084	0.1%
Sherlock Buyer Corp. (c) (f)	Business Services		S+ 5.75%, 12/8/2027	—	(8)	—	—%
Sherlock Buyer Corp. (c) (h) (q)	Business Services		S+ 5.75% (11.16%), 12/8/2028	15,840	15,780	15,840	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Simplifi Holdings, Inc. (c) (f)	Media/Entertainment		S+ 5.50% (10.93%), 10/1/2026	$894	$868	$812	0.0%
Simplifi Holdings, Inc. (c) (h) (p)	Media/Entertainment		S+ 5.50% (10.93%), 10/1/2027	50,427	49,765	49,671	2.4%
SitusAMC Holdings Corp. (c) (h)	Financials		S+ 5.50% (10.90%), 12/22/2027	6,341	6,301	6,341	0.3%
St. Croix Hospice Acquisition Corp. (c)	Healthcare		S+ 6.00% (11.42%), 10/30/2026	2,773	2,778	2,773	0.1%
St. Croix Hospice Acquisition Corp. (c) (q)	Healthcare		S+ 6.00% (11.42%), 10/30/2026	25,096	25,137	25,096	1.3%
Striper Buyer, LLC (c) (h) (p)	Paper & Packaging		S+ 5.50% (10.93%), 12/30/2026	16,958	16,940	16,958	0.8%
SunMed Group Holdings, LLC (c) (f)	Healthcare		S+ 5.50%, 6/16/2027	—	(3)	(13)	0.0%
SunMed Group Holdings, LLC (c) (h) (p)	Healthcare		S+ 5.50% (10.91%), 6/16/2028	12,665	12,507	12,477	0.6%
Tax Defense Network, LLC (c) (v) (x)	Consumer		P+ 6.00% (14.50%), 6.00% PIK 3/31/2023	48,416	927	804	0.0%
Tax Defense Network, LLC (c) (v) (x)	Consumer		P+ 6.00% (14.50%), 6.00% PIK 3/31/2023	8,594	164	143	0.0%
Tax Defense Network, LLC (c) (v) (x)	Consumer		12.00% PIK, 3/31/2023	4,877	4,742	4,877	0.2%
The NPD Group, LP (c) (f)	Business Services		S+ 5.75% (11.08%), 12/1/2027	1,604	1,578	1,604	0.1%
The NPD Group, LP (c) (h)	Business Services		S+ 6.25% (11.58%), 2.75% PIK 12/1/2028	52,214	51,509	52,214	2.5%
Therapy Brands Holdings, LLC (c) (h) (p)	Healthcare		S+ 4.00% (9.45%), 5/18/2028	6,060	6,062	6,060	0.3%
Tivity Health, Inc. (c) (h)	Healthcare		S+ 6.00% (11.31%), 6/28/2029	31,699	31,059	31,699	1.6%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services		S+ 5.75% (11.10%), 6/29/2027	5,878	5,856	5,878	0.3%
Trinity Air Consultants Holdings Corp. (c) (f) (h)	Business Services		S+ 5.75% (11.16%), 6/29/2027	7,450	7,442	7,450	0.4%
Trinity Air Consultants Holdings Corp. (c) (f)	Business Services		S+ 5.75%, 6/29/2027	—	(9)	—	—%
Trinity Air Consultants Holdings Corp. (c) (h) (p)	Business Services		S+ 5.75% (11.29%), 6/29/2027	29,212	29,141	29,212	1.5%
Triple Lift, Inc. (c) (f)	Software/Services		S+ 5.75% (11.22%), 5/5/2028	1,799	1,733	1,611	0.1%
Triple Lift, Inc. (c) (h) (q)	Software/Services		S+ 5.75% (11.23%), 5/5/2028	39,687	38,502	38,100	1.9%
University of St. Augustine Acquisition Corp. (c) (p) (q)	Education		S+ 4.25% (9.68%), 2/2/2026	22,976	23,011	22,976	1.1%
Urban One, Inc. (l)	Media/Entertainment	1/24/2024	7.38%, 2/1/2028	1,561	1,364	1,329	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.00% (11.41%), 11/18/2027	6,997	6,932	6,927	0.3%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.50% (11.91%), 11/18/2027	6,098	6,064	6,098	0.3%
US Oral Surgery Management Holdco, LLC (c) (f)	Healthcare		S+ 6.00% (11.25%), 11/18/2027	1,340	1,327	1,249	0.1%
US Oral Surgery Management Holdco, LLC (c) (f)	Healthcare		S+ 6.00%, 11/18/2027	—	(6)	(17)	0.0%
US Oral Surgery Management Holdco, LLC (c) (h) (p)	Healthcare		S+ 6.00% (11.43%), 11/18/2027	17,668	17,470	17,491	0.9%
US Salt Investors, LLC (c) (f)	Chemicals		S+ 5.50%, 7/20/2026	—	(10)	(58)	0.0%
US Salt Investors, LLC (c) (h)	Chemicals		S+ 5.25% (10.71%), 7/19/2028	28,147	27,703	27,621	1.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vensure Employer Services, Inc. (c) (f)	Business Services		S+ 5.25% (10.57%), 3/26/2027	$3,776	$3,771	$3,776	0.2%
Vensure Employer Services, Inc. (c) (h) (q)	Business Services		S+ 4.75% (10.08%), 3/26/2027	16,456	16,456	16,456	0.8%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(14)	—	—%
Victors CCC Buyer, LLC (c) (h)	Business Services		S+ 5.75% (11.17%), 6/1/2029	23,881	23,518	23,881	1.2%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(20)	—	—%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.21%), 7/1/2028	1,660	1,626	1,635	0.1%
West Coast Dental Services, Inc. (c) (f)	Healthcare		S+ 5.75% (11.21%), 7/1/2028	3,148	3,089	3,093	0.2%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.21%), 7/1/2028	27,850	27,366	27,432	1.4%
Westwood Professional Services, Inc. (c) (h)	Business Services		S+ 5.50% (10.93%), 5/26/2026	3,847	3,841	3,847	0.2%
Westwood Professional Services, Inc. (c) (f)	Business Services		S+ 6.00%, 5/26/2026	—	(1)	—	—%
Westwood Professional Services, Inc. (c) (h) (q)	Business Services		S+ 5.50% (10.93%), 5/26/2026	12,084	12,061	12,084	0.6%
Westwood Professional Services, Inc. (c) (h) (q)	Business Services		S+ 5.50% (10.93%), 5/26/2026	18,502	18,163	18,502	0.9%
WHCG Purchaser III, Inc. (c) (f)	Healthcare		S+ 5.75% (11.31%), 6/22/2026	6,030	5,096	4,597	0.2%
WHCG Purchaser III, Inc. (c) (h)	Healthcare		S+ 5.75% (11.31%), 6/22/2028	10,026	7,688	6,582	0.3%
WHCG Purchaser III, Inc. (c) (h) (p)	Healthcare		S+ 5.75% (11.31%), 6/22/2028	41,255	31,472	27,092	1.4%
WIN Holdings III Corp. (c) (f)	Consumer		S+ 5.25% (10.68%), 7/16/2026	1,589	1,566	1,589	0.1%
WIN Holdings III Corp. (c) (h) (p)	Consumer		S+ 5.25% (10.68%), 7/16/2028	41,683	41,561	41,683	2.1%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.25%, 11/22/2028	—	(41)	(275)	0.0%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.25%, 11/22/2028	—	(34)	(113)	0.0%
Zendesk, Inc. (c) (m) (n)	Software/Services		S+ 6.25% (11.57%), 11/22/2028	65,685	65,057	64,555	3.2%
Subtotal Senior Secured First Lien Debt					$2,633,399	$2,603,522	130.3%

Senior Secured Second Lien Debt - 8.1% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals		S+ 7.25% (12.69%), 6/11/2029	$6,010	$5,955	$5,411	0.3%
Anchor Glass Container Corp. (c) (x)	Paper & Packaging		S+ 7.75% (13.63%), 6/7/2026	6,980	2,338	2,492	0.1%
Aruba Investments Holdings, LLC (c) (q)	Chemicals		S+ 7.75% (13.18%), 11/24/2028	3,759	3,616	3,604	0.2%
ASP LS Acquisition Corp. (c) (h)	Transportation		S+ 7.50% (13.07%), 5/7/2029	4,275	4,265	3,533	0.2%
CommerceHub, Inc. (c)	Technology		S+ 7.00% (12.48%), 12/29/2028	9,658	8,262	8,210	0.5%
Corelogic, Inc. (h)	Business Services		S+ 6.50% (11.95%), 6/4/2029	15,453	14,303	14,503	0.7%
HAH Group Holding Company, LLC (c) (p)	Healthcare		S+ 8.50% (13.94%), 10/30/2028	12,445	12,465	12,445	0.6%
Integrated Efficiency Solutions, Inc. (c) (v)	Industrials		10.00% PIK, 12/31/2026	1,797	880	821	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
ORG GC Holdings, LLC (c) (v)	Business Services		18.00% PIK, 11/29/2027	$5,133	$4,860	$4,831	0.2%
Pluto Acquisition I, Inc. (c) (p)	Healthcare		S+ 8.75% (14.07%), 12/20/2028	31,350	24,964	24,478	1.2%
Project Boost Purchaser, LLC (c)	Business Services		S+ 8.00% (13.44%), 5/31/2027	1,848	1,851	1,848	0.1%
RealPage, Inc. (h) (q)	Software/Services		S+ 6.50% (11.95%), 4/23/2029	19,092	19,040	18,885	0.9%
Therapy Brands Holdings, LLC (c) (h) (p)	Healthcare		S+ 6.75% (12.20%), 5/18/2029	6,601	6,593	6,601	0.3%
TRC Cos, Inc. (c) (h)	Industrials		S+ 6.75% (12.19%), 12/7/2029	7,045	6,993	6,742	0.4%
USIC Holdings, Inc. (c) (h) (p)	Business Services		S+ 6.50% (12.06%), 5/14/2029	4,124	4,022	3,975	0.2%
Victory Buyer, LLC (c) (h)	Industrials		S+ 7.00% (12.59%), 11/19/2029	45,990	43,702	42,679	2.1%
Subtotal Senior Secured Second Lien Debt					$164,109	$161,058	8.1%

Subordinated Debt - 6.8% (b)
Post Road Equipment Finance, LLC (c) (f) (k) (m) (n)	Financials		S+ 7.75% (13.06%), 12/31/2028	$20,000	$19,995	$20,000	1.0%
Post Road Equipment Finance, LLC (c) (f) (k)	Financials		S+ 7.75%, 12/31/2028	—	7	—	—%
Post Road Equipment Finance, LLC (c) (k) (m) (n)	Financials		S+ 7.75% (13.06%), 12/31/2028	62,600	62,619	62,600	3.1%
Siena Capital Finance, LLC (c) (k)	Financials		12.50%, 11/26/2026	54,500	54,590	54,500	2.7%
Smile Brands, Inc. (c)	Healthcare		14.50% PIK, 10/12/2028	47	47	47	0.0%
Subtotal Subordinated Debt					$137,258	$137,147	6.8%

Collateralized Securities - Debt Investment - 0.7%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (l) (v)	Diversified Investment Vehicles	1/24/2024	S+ 11.00% (16.59%), 4/25/2031	$4,750	$4,178	$4,237	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (l) (v)	Diversified Investment Vehicles	1/24/2024	S+ 7.50% (13.08%), 1/20/2027	9,947	9,201	7,233	0.4%
Whitehorse, Ltd. 14-1A E (a) (c) (l)	Diversified Investment Vehicles	1/24/2024	S+ 4.55% (10.12%), 5/1/2026	2,203	1,904	1,878	0.1%
Sub Total Collateralized Securities - Debt Investment					$15,283	$13,348	0.7%

Collateralized Securities - Equity Investment (u) - 0.2%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (l) (s) (v)	Diversified Investment Vehicles	1/24/2024	15.69%, 4/25/2031	$31,603	$4,763	$4,061	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (l) (s) (v)	Diversified Investment Vehicles	1/24/2024	0.00%, 1/20/2027	31,575	—	—	—%
Sub Total Collateralized Securities - Equity Investment					$4,763	$4,061	0.2%

Equity/Other - 27.9% (b) (d)
Black Mountain Sand, LLC (c) (e) (l) (y)	Energy	1/24/2024		55,463	$2,174	$2,170	0.1%
Center Phase Energy, LLC (c) (i) (l)	Utilities	6/23/2022		1,680	1,680	1,742	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (l)	Media/Entertainment	1/24/2024		539,708	5,703	5,946	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (l)	Media/Entertainment	1/24/2024		874,000	$2,519	$2,570	0.1%
Clover Technologies Group, LLC (c) (e) (l)	Industrials	1/24/2024		2,753	341	341	0.0%
Clover Technologies Group, LLC (c) (e) (l)	Industrials	1/24/2024		180,274	—	—	—%
Cornerstone Chemical, Co. (c) (e) (l)	Chemicals	1/24/2024		327,378	11,626	11,609	0.6%
CRS-SPV, Inc. (c) (e) (l) (v)	Industrials	1/24/2024		246	1,561	1,559	0.1%
Danish CRJ, Ltd. (a) (c) (e) (k) (l) (w)	Transportation	1/24/2024		5,002	—	—	—%
Del Real, LLC (c) (e) (l) (y)	Food & Beverage	1/24/2024		670,510	524	523	0.0%
Dyno Acquiror, Inc. (c) (e) (l)	Consumer	1/24/2024		134,102	21	21	0.0%
FBLC Senior Loan Fund, LLC (a) (c) (k) (l) (r)	Diversified Investment Vehicles	1/24/2024		304,934	305,434	304,934	15.3%
First Eagle Greenway Fund II, LLC (a) (e) (l) (v)	Diversified Investment Vehicles	1/24/2024		5,329	375	338	0.0%
Foresight Energy Operating, LLC (c) (e) (l) (y)	Energy	1/24/2024		158,093	3,063	2,609	0.1%
Integrated Efficiency Solutions, Inc. (c) (e) (l) (v) (y)	Industrials	1/24/2024		57,427	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (l) (v) (y)	Industrials	1/24/2024		55,991	—	—	—%
Internap Corp. (c) (e) (l) (p)	Business Services	1/24/2024		1,596,606	1,599	910	0.1%
Jakks Pacific, Inc. (e)	Consumer			17,384	456	429	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (k) (l) (t)	Transportation	1/24/2024		1	—	—	—%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (k) (l) (t)	Transportation	1/24/2024		3,250,000	539	552	0.0%
Kahala US OpCo, LLC (a) (c) (e) (k) (l) (aa)	Transportation	1/24/2024		8,869,744	—	—	—%
Lakeview Health Holdings, Inc. (c) (e) (l) (v)	Healthcare	1/24/2024		5,272	—	—	—%
McDonald Worley, P.C. (c) (e) (l)	Business Services	1/24/2024		20,167	3,118	2,751	0.1%
MCS Acquisition Corp. (c) (e) (l)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (c) (e) (l)	Business Services	1/24/2024		693,977	695	694	0.0%
MGTF Holdco, LLC (c) (e) (k) (l) (y)	Media/Entertainment	1/24/2024		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (l) (z)	Business Services	1/24/2024		223,503	339	338	0.0%
Muth Mirror Systems, LLC (c) (e) (l) (y)	Technology	1/24/2024		22,819	—	—	—%
Muth Mirror Systems, LLC (c) (e) (l) (y)	Technology	1/24/2024		153,038	—	—	—%
ORG GC Holdings, LLC (c) (e) (l) (v) (y)	Business Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (c) (e) (l) (v) (y)	Business Services	1/24/2024		93,380	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (e) (l) (v)	Diversified Investment Vehicles	1/24/2024		8,739	962	901	0.1%
Point Broadband Acquisition, LLC (c) (e) (i) (l) (y)	Telecom	10/1/2021		3,710,315	4,941	5,491	0.3%
Post Road Equipment Finance, LLC (c) (i) (k) (l) (y)	Financials	12/30/2021		109,388	119,502	119,233	6.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)

Portfolio Company (g) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Resolute Investment Managers, Inc. (c) (e) (l)	Financials	1/24/2024		61,958	$2,026	$2,022	0.1%
RMP Group, Inc. (c) (e) (l) (y)	Financials	1/24/2024		223	333	332	0.0%
Siena Capital Finance, LLC (c) (k) (l)	Financials	1/24/2024		41,789,400	77,437	77,310	3.9%
Skillsoft Corp. (e)	Technology			12,435	187	112	0.0%
Smile Brands, Inc. (c) (e) (l)	Healthcare	1/24/2024		860	—	—	—%
Squan Holding Corp. (c) (e) (l)	Telecom	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (c) (e) (l) (v)	Consumer	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (c) (e) (l) (v)	Consumer	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (e) (l) (v)	Diversified Investment Vehicles	1/24/2024		10,000	8,768	8,767	0.4%
Travelpro Products, Inc. (a) (c) (e) (l)	Consumer	1/24/2024		447,007	913	912	0.1%
United Biologics, LLC (c) (e) (l) (y)	Healthcare	1/24/2024		4,206	—	—	—%
United Biologics, LLC (c) (e) (l) (y)	Healthcare	1/24/2024		3,155	—	—	—%
United Biologics, LLC (c) (e) (l) (y)	Healthcare	1/24/2024		99,236	—	—	—%
United Biologics, LLC (c) (e) (l) (y)	Healthcare	1/24/2024		39,769	—	—	—%
United Biologics, LLC (c) (e) (l) (y)	Healthcare	1/24/2024		223	—	—	—%
USASF Holdco, LLC (c) (e) (l) (y)	Financials	1/24/2024		10,000	—	—	—%
USASF Holdco, LLC (c) (e) (l) (y)	Financials	1/24/2024		490	—	—	—%
USASF Holdco, LLC (c) (e) (l) (y)	Financials	1/24/2024		139	—	—	—%
World Business Lenders, LLC (c) (e) (l)	Financials	1/24/2024		922,669	1,617	1,615	0.1%
WPNT, LLC (c) (e) (k) (l) (y)	Media/Entertainment	1/24/2024		402,000	—	—	—%
YummyEarth, Inc. (c) (e) (l)	Food & Beverage	1/24/2024		223	—	—	—%
Subtotal Equity/Other					$559,201	$557,478	27.9%

Total Investments - 174.0% (b)					$3,514,013	$3,476,614	174.0%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At March 31, 2024, qualifying assets represent 90.1% of the Company's total assets.
(b)    Percentages are based on net assets attributable to common stock as of March 31, 2024.
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
(e)    Non-income producing at March 31, 2024.
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)
(j)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
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

(l)    Securities exempt from registration under the Securities Act of 1933, (as defined below), and may be deemed to be “restricted securities”. As of March 31, 2024, the aggregate fair value of these securities is $581.5 million or 29.1% of the Company’s net assets. The initial acquisition dates have been included for such securities.

(m) The Company’s investment or a portion thereof is held through a total return swap agreement with Nomura Global Finanical Products Inc. (“Nomura”).

(n) 40% of the Company’s investment is pledged as collateral under the total return swap agreement with Nomura.

(o) Unless otherwise indicated, all of the Company's investments or a portion thereof are pledged as collateral under the JPM Revolver Facility.

(p) The Company's investment or a portion thereof is pledged as collateral under the FBLC JPM Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(q) The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(r) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.

(s)     The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(t)     The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

(u)     For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (s) for a further description of an equity investment in a Collateralized Security.

(v)    The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's outstanding voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's outstanding voting securities. The Company classifies this investment as "affiliated".

(w) The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(x)     The investment is on non-accrual status as of March 31, 2024.

(y)     Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(z)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2024.

(aa)     The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which own 100% of the equity of the operating company, Kahala US OpCo LLC.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2024
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2024:

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$604,354	17.3%
Business Services	515,512	14.7%
Financials	446,902	12.9%
Software/Services	336,082	9.7%
Diversified Investment Vehicles (1)	332,349	9.6%
Industrials	331,109	9.5%
Media/Entertainment	206,573	5.9%
Paper & Packaging	165,748	4.8%
Food & Beverage	138,294	4.0%
Consumer	117,802	3.4%
Utilities	102,195	2.9%
Chemicals	50,816	1.5%
Telecom	44,652	1.3%
Education	31,792	0.9%
Transportation	23,958	0.7%
Technology	22,636	0.7%
Energy	5,840	0.2%
Total	$3,476,614	100.0%
_____________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC, which represents 8.8% of the Company’s investments at fair value as of March 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 162.9% (b)
1236904 BC, Ltd. (c) (h)	Software/Services		S+ 7.50% (12.97%), 3/4/2027	$4,183	$4,132	$4,247	1.1%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare		S+ 6.25% (11.75%), 5/7/2027	37	37	37	0.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare		S+ 6.25% (11.79%), 5/7/2027	5,698	5,630	5,620	1.4%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare		S+ 6.25% (11.53%), 5/7/2027	1,168	1,154	1,152	0.3%
ADCS Clinics Intermediate Holdings, LLC (c) (f)	Healthcare		S+ 6.25%, 5/7/2026	—	(6)	(7)	0.0%
Alera Group Intermediate Holdings, Inc. (c) (h)	Financials		S+ 6.50% (11.95%), 10/2/2028	2,866	2,818	2,866	0.7%
Alera Group Intermediate Holdings, Inc. (c) (f) (h)	Financials		S+ 6.50% (11.96%), 10/2/2028	5,006	4,908	5,006	1.3%
Alera Group Intermediate Holdings, Inc. (c) (f)	Financials		S+ 5.75%, 10/2/2028	—	—	—	—%
American Rock Salt Company, LLC (h)	Chemicals		S+ 4.00% (9.47%), 6/9/2028	2,018	2,013	1,900	0.5%
Armada Parent, Inc. (c) (h)	Industrials		S+ 5.75% (11.24%), 10/29/2027	19,959	19,669	19,637	5.1%
Armada Parent, Inc. (c) (f) (h)	Industrials		S+ 5.75% (11.24%), 10/29/2027	1,006	985	973	0.3%
Armada Parent, Inc. (c) (f)	Industrials		S+ 5.75%, 10/29/2027	—	(31)	(39)	0.0%
Avalara, Inc. (c) (h)	Software/Services		S+ 7.25% (12.60%), 10/19/2028	19,896	19,472	19,526	5.0%
Avalara, Inc. (c) (f)	Software/Services		S+ 7.25%, 10/19/2028	—	(40)	(37)	0.0%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		S+ 6.00% (11.47%) 4.00% PIK, 6/18/2027	4,908	4,849	4,844	1.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		10.25% PIK, 6/18/2027	12,455	12,278	12,263	3.2%
Aventine Holdings, LLC (c) (h)	Media/Entertainment		S+ 6.00% (11.47%) 4.00% PIK, 6/18/2027	12,397	12,238	12,234	3.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare		S+ 6.00% (11.46%), 12/29/2028	1,559	1,538	1,486	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare		S+ 6.25% (11.73%) 3.00% PIK, 12/29/2028	802	802	765	0.2%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare		S+ 6.25% (11.73%) 3.00% PIK, 12/29/2028	1,579	1,553	1,505	0.4%
BCPE Oceandrive Buyer, Inc. (c) (h)	Healthcare		S+ 6.25% (11.73%) 3.00% PIK, 12/29/2028	9,475	9,315	9,033	2.3%
Center Phase Energy, LLC (c) (h)	Utilities		S+ 7.00% (12.46%), 6/23/2027	10,305	10,159	10,131	2.6%
Center Phase Energy, LLC (c) (f)	Utilities		S+ 7.00%, 6/23/2027	—	(91)	(111)	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services		S+ 5.50% (10.96%), 5/5/2027	7,478	7,345	7,478	1.9%
Communication Technology Intermediate, LLC (c) (h)	Business Services		S+ 5.50% (10.96%), 5/5/2027	2,601	2,570	2,601	0.7%
Communication Technology Intermediate, LLC (c) (f)	Business Services		S+ 5.50% (10.96%), 5/5/2027	86	75	86	0.0%
Community Brands ParentCo, LLC (c) (h)	Software/Services		S+ 5.50% (10.96%), 2/24/2028	9,060	8,920	8,897	2.3%
Community Brands ParentCo, LLC (c) (f)	Software/Services		S+ 5.50%, 2/24/2028	—	(16)	(20)	0.0%
Community Brands ParentCo, LLC (c) (f)	Software/Services		S+ 5.50%, 2/24/2028	—	—	(10)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Coronis Health, LLC (c)	Healthcare		S+ 6.25% (11.63%), 7/12/2028	$1,968	$1,928	$1,614	0.4%
Coronis Health, LLC (c) (h)	Healthcare		S+ 6.25% (11.63%), 7/27/2029	24,056	23,602	19,701	5.1%
Demakes Borrower, LLC (c) (h)	Food & Beverage		S+ 6.25% (11.62%), 12/12/2029	4,703	4,586	4,586	1.2%
Demakes Borrower, LLC (c) (f)	Food & Beverage		S+ 6.25%, 12/12/2029	—	(16)	(33)	0.0%
Division Holding Corp. (h)	Business Services		S+ 4.75% (10.22%), 5/26/2028	3,704	3,673	3,667	0.9%
Eliassen Group, LLC (c) (h)	Business Services		S+ 5.50% (10.85%), 4/14/2028	5,680	5,635	5,630	1.5%
Eliassen Group, LLC (c) (f) (h)	Business Services		S+ 5.50% (10.88%), 4/14/2028	454	449	442	0.1%
Faraday Buyer, LLC (c) (h)	Utilities		S+ 6.00% (11.35%), 10/11/2028	16,714	16,610	16,379	4.2%
Faraday Buyer, LLC (c) (f)	Utilities		S+ 6.00%, 10/11/2028	—	(18)	(37)	0.0%
FGT Purchaser, LLC (c) (h)	Consumer		S+ 5.50% (10.95%), 9/13/2027	9,561	9,417	9,561	2.5%
FGT Purchaser, LLC (c) (f)	Consumer		S+ 5.50% (10.98%), 9/13/2027	342	330	342	0.1%
Florida Food Products, LLC (c) (h)	Food & Beverage		S+ 5.00% (10.47%), 10/18/2028	12,505	12,317	11,630	3.0%
FR Flow Control Luxco 1 SARL (c) (h)	Industrials		S+ 5.50% (11.11%), 6/28/2026	4,417	4,386	4,417	1.1%
Galway Borrower, LLC (c) (h)	Financials		S+ 5.25% (10.70%), 9/29/2028	13,529	13,345	13,529	3.5%
Galway Borrower, LLC (c) (f)	Financials		S+ 5.25%, 9/30/2027	—	(12)	—	—%
Geosyntec Consultants, Inc. (c) (h)	Business Services		S+ 5.25% (10.61%), 5/18/2029	11,407	11,238	11,240	2.9%
Geosyntec Consultants, Inc. (c) (f) (h)	Business Services		S+ 5.25% (10.61%), 5/18/2029	2,743	2,685	2,663	0.7%
Geosyntec Consultants, Inc. (c) (f)	Business Services		S+ 5.25%, 5/18/2027	—	(27)	(30)	0.0%
Gogo Intermediate Holdings, LLC (a) (f)	Telecom		S+ 3.75%, 4/30/2026	—	—	(3)	0.0%
Gordian Medical, Inc. (c) (h)	Healthcare		S+ 6.25% (12.15%), 1/31/2027	4,361	4,288	2,769	0.7%
Green Energy Partners/Stonewall, LLC (c) (h)	Utilities		S+ 6.00% (11.61%), 11/12/2026	4,572	4,513	4,572	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services		S+ 6.00% (11.48%), 9/22/2028	7,936	7,815	7,864	2.0%
IG Investments Holdings, LLC (c) (h)	Business Services		S+ 6.00% (11.48%), 9/22/2028	143	142	142	0.0%
IG Investments Holdings, LLC (c) (f)	Business Services		S+ 6.00%, 9/22/2027	—	(9)	(6)	0.0%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging		S+ 6.25% (11.73%), 5/23/2028	8,891	8,752	8,738	2.3%
Indigo Buyer, Inc. (c) (h)	Paper & Packaging		S+ 6.25% (11.73%), 5/23/2028	3,802	3,743	3,737	1.0%
Indigo Buyer, Inc. (c) (f)	Paper & Packaging		S+ 6.25% (11.72%), 5/23/2028	614	594	588	0.2%
IQN Holding Corp. (c) (h)	Software/Services		S+ 5.25% (10.64%), 5/2/2029	5,750	5,707	5,703	1.5%
IQN Holding Corp. (c) (f)	Software/Services		S+ 5.25%, 5/2/2029	—	(6)	(5)	0.0%
IQN Holding Corp. (c) (f)	Software/Services		S+ 5.25%, 5/2/2028	—	(4)	(4)	0.0%
J&K Ingredients, LLC (c) (h)	Food & Beverage		S+ 6.50% (11.85%), 11/16/2028	3,269	3,189	3,189	0.8%
Kissner Milling Co., Ltd. (h) (l)	Industrials	4/16/2021	4.88%, 5/1/2028	2,275	2,275	2,142	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Knowledge Pro Buyer, Inc. (c) (h)	Business Services		S+ 5.75% (11.21%), 12/10/2027	$11,008	$10,854	$11,008	2.8%
Knowledge Pro Buyer, Inc. (c) (f)	Business Services		S+ 5.75% (11.19%), 12/10/2027	1,042	1,018	1,042	0.3%
Knowledge Pro Buyer, Inc. (c) (f)	Business Services		S+ 5.75% (11.21%), 12/10/2027	275	260	275	0.1%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials		S+ 4.75% (10.22%), 3/20/2028	5,397	5,379	5,397	1.4%
LSF12 Donnelly Bidco, LLC (c) (h)	Industrials		S+ 6.50% (11.86%), 10/2/2029	4,983	4,863	4,864	1.3%
Mckissock Investment Holdings, LLC (h)	Education		S+ 5.00% (10.38%), 3/12/2029	1,306	1,274	1,302	0.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare		S+ 6.00% (11.45%), 9/30/2027	2,971	2,931	2,931	0.8%
Medical Management Resource Group, LLC (c) (h)	Healthcare		S+ 6.00% (11.45%), 9/30/2027	7,193	7,094	7,096	1.8%
Medical Management Resource Group, LLC (c) (f)	Healthcare		S+ 6.00% (11.45%), 9/30/2026	338	330	329	0.1%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare		S+ 6.50% (11.97%), 7/29/2026	21,178	20,917	21,178	5.5%
Mirra-Primeaccess Holdings, LLC (c) (f)	Healthcare		S+ 6.50% (11.97%), 7/29/2026	857	819	857	0.2%
Odessa Technologies, Inc. (c) (h)	Software/Services		S+ 5.75% (11.21%), 10/19/2027	6,458	6,367	6,458	1.7%
Odessa Technologies, Inc. (c) (f)	Software/Services		S+ 5.75%, 10/19/2027	—	(22)	—	—%
PetVet Care Centers, LLC (c) (h)	Healthcare		S+ 6.00% (11.36%), 11/15/2030	8,107	7,945	7,948	2.0%
PetVet Care Centers, LLC (c) (f)	Healthcare		S+ 6.00%, 11/15/2030	—	(10)	(21)	0.0%
PetVet Care Centers, LLC (c) (f)	Healthcare		S+ 6.00%, 11/15/2029	—	(21)	(21)	0.0%
Pie Buyer, Inc. (c) (h)	Food & Beverage		S+ 5.50% (10.93%), 4/5/2027	11,178	10,972	11,178	2.9%
Pie Buyer, Inc. (c) (h)	Food & Beverage		S+ 5.50% (10.93%), 4/5/2027	2,419	2,378	2,419	0.6%
Pie Buyer, Inc. (c) (h)	Food & Beverage		S+ 5.50% (11.20%), 4/5/2027	828	816	828	0.2%
Pie Buyer, Inc. (c) (f) (h)	Food & Beverage		S+ 5.50% (11.03%), 4/5/2027	634	615	634	0.2%
Pie Buyer, Inc. (c) (f)	Food & Beverage		S+ 5.50% (10.93%), 4/6/2026	346	336	346	0.1%
Pluralsight, LLC (c) (h)	Software/Services		S+ 8.00% (13.56%), 4/6/2027	7,499	7,404	7,059	1.8%
Pluralsight, LLC (c) (h)	Software/Services		S+ 8.00% (13.56%), 4/6/2027	2,680	2,642	2,523	0.7%
Pluralsight, LLC (c) (f)	Software/Services		S+ 8.00% (13.56%), 4/6/2027	496	489	458	0.1%
Point Broadband Acquisition, LLC (c) (h)	Telecom		S+ 6.00% (11.47%), 10/2/2028	3,633	3,567	3,633	0.9%
Point Broadband Acquisition, LLC (c) (h)	Telecom		S+ 6.00% (11.51%), 10/2/2028	8,619	8,443	8,619	2.2%
Relativity Oda, LLC (c) (h)	Software/Services		S+ 6.50% (11.96%), 5/12/2027	2,291	2,259	2,291	0.6%
Relativity Oda, LLC (c) (f)	Software/Services		S+ 6.50%, 5/12/2027	—	(3)	—	—%
Roadsafe Holdings, Inc. (c) (h)	Industrials		S+ 5.75% (11.22%), 10/19/2027	3,296	3,252	3,296	0.8%
Roadsafe Holdings, Inc. (c) (h)	Industrials		S+ 5.75% (11.14%), 10/19/2027	4,315	4,270	4,315	1.1%
RSC Acquisition, Inc. (c) (h)	Financials		S+ 5.50% (11.04%), 11/1/2029	2,161	2,161	2,161	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
RSC Acquisition, Inc. (c) (h)	Financials		S+ 5.50% (11.00%), 11/1/2029	$6,780	$6,751	$6,780	1.7%
Safe Fleet Holdings, LLC (h)	Industrials		S+ 5.00% (10.46%), 2/23/2029	5,977	5,825	5,999	1.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare		S+ 5.50% (10.97%), 11/18/2027	7,598	7,479	7,598	2.0%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare		S+ 5.50% (10.97%), 11/18/2027	14,742	14,517	14,742	3.8%
Saturn SHC Buyer Holdings, Inc. (c) (f)	Healthcare		S+ 6.00%, 11/18/2027	—	(52)	—	—%
SCIH Salt Holdings, Inc. (h)	Industrials		S+ 4.00% (9.47%), 3/16/2027	1,086	1,081	1,086	0.3%
Sherlock Buyer Corp. (c) (h)	Business Services		S+ 5.75% (11.20%), 12/8/2028	4,951	4,869	4,951	1.3%
Sherlock Buyer Corp. (c) (f)	Business Services		S+ 5.75%, 12/8/2028	—	(10)	—	—%
Sherlock Buyer Corp. (c) (f)	Business Services		S+ 5.75%, 12/8/2027	—	(8)	—	—%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment		S+ 5.50% (10.96%), 10/1/2027	15,805	15,557	15,568	4.0%
Simplifi Holdings, Inc. (c) (f)	Media/Entertainment		S+ 5.50% (10.96%), 10/1/2026	322	304	297	0.1%
SitusAMC Holdings Corp. (c) (h)	Financials		S+ 5.50% (10.95%), 12/22/2027	6,341	6,298	6,341	1.6%
Skillsoft Corp. (h)	Technology		S+ 5.25% (10.72%), 7/14/2028	585	578	546	0.1%
Striper Buyer, LLC (c) (h)	Paper & Packaging		S+ 5.50% (10.95%), 12/30/2026	4,860	4,818	4,860	1.3%
SunMed Group Holdings, LLC (c) (h)	Healthcare		S+ 5.50% (10.96%), 6/16/2028	3,825	3,778	3,768	1.0%
SunMed Group Holdings, LLC (c) (f)	Healthcare		S+ 5.50%, 6/16/2027	—	(3)	(4)	0.0%
The NPD Group, LP (c) (h)	Business Services		S+ 6.25% (11.61%) 2.75% PIK, 12/1/2028	17,102	16,825	16,846	4.3%
The NPD Group, LP (c) (f)	Business Services		S+ 5.75% (11.11%), 12/1/2027	170	155	156	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare		S+ 4.00% (9.47%), 5/18/2028	1,792	1,786	1,792	0.5%
Tivity Health, Inc. (c) (h)	Healthcare		S+ 6.00% (11.35%), 6/28/2029	31,780	31,107	31,243	8.0%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services		S+ 5.75% (11.03%), 6/29/2027	1,768	1,737	1,768	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services		S+ 5.75% (11.03%), 6/29/2027	8,788	8,678	8,788	2.3%
Trinity Air Consultants Holdings Corp. (c) (f) (h)	Business Services		S+ 5.75% (11.03%), 6/29/2027	557	553	557	0.1%
Trinity Air Consultants Holdings Corp. (c) (f)	Business Services		S+ 5.25%, 6/29/2027	—	(10)	—	—%
Triple Lift, Inc. (c) (h)	Software/Services		S+ 5.75% (11.27%), 5/5/2028	11,813	11,647	11,341	2.9%
Triple Lift, Inc. (c) (f)	Software/Services		S+ 5.75% (11.31%), 5/5/2028	534	513	478	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.00% (11.45%), 11/18/2027	2,176	2,147	2,154	0.5%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.50% (11.95%), 11/18/2027	1,896	1,896	1,877	0.5%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare		S+ 6.00% (11.47%), 11/18/2027	5,495	5,385	5,440	1.4%
US Oral Surgery Management Holdco, LLC (c) (f)	Healthcare		S+ 6.00%, 11/18/2027	—	(7)	(5)	0.0%
US Salt Investors, LLC (c) (h)	Chemicals		S+ 5.50% (11.00%), 7/19/2028	8,489	8,362	8,330	2.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Salt Investors, LLC (c) (f)	Chemicals		S+ 5.50%, 7/20/2026	$—	$(11)	$(17)	0.0%
Vensure Employer Services, Inc. (c) (h)	Business Services		S+ 4.75% (10.12%), 4/1/2027	4,736	4,715	4,736	1.2%
Vensure Employer Services, Inc. (c) (f)	Business Services		S+ 5.25% (10.64%), 3/29/2027	460	451	460	0.1%
Victors CCC Buyer, LLC (c) (h)	Business Services		S+ 5.75% (11.21%), 6/1/2029	7,165	7,040	7,044	1.8%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(15)	(32)	0.0%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(21)	(23)	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.18%), 7/1/2028	498	485	487	0.1%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.28%), 7/1/2028	8,355	8,235	8,175	2.1%
West Coast Dental Services, Inc. (c) (f)	Healthcare		S+ 5.75% (11.27%), 7/1/2028	941	926	917	0.2%
Westwood Professional Services, Inc. (c) (h)	Business Services		S+ 6.00% (11.46%), 5/26/2026	1,159	1,147	1,159	0.3%
Westwood Professional Services, Inc. (c) (h)	Business Services		S+ 6.00% (11.46%), 5/26/2026	3,642	3,601	3,642	0.9%
Westwood Professional Services, Inc. (c) (f)	Business Services		S+ 6.00%, 5/26/2026	—	(2)	—	—%
WHCG Purchaser III, Inc. (c) (h)	Healthcare		S+ 5.75% (11.36%), 6/22/2028	12,426	12,248	8,160	2.1%
WHCG Purchaser III, Inc. (c) (h)	Healthcare		S+ 5.75% (11.36%), 6/22/2028	3,020	3,020	1,982	0.5%
WHCG Purchaser III, Inc. (c) (f)	Healthcare		S+ 5.75% (11.36%), 6/22/2026	1,816	1,796	1,385	0.4%
WIN Holdings III Corp. (c) (h)	Consumer		S+ 5.25% (10.71%), 7/16/2028	12,513	12,335	12,513	3.2%
WIN Holdings III Corp. (c) (f)	Consumer		S+ 5.25%, 7/16/2026	—	(25)	—	—%
Zendesk, Inc. (c) (m) (n)	Software/Services		S+ 6.25% (11.61%) 3.25% PIK, 11/22/2028	21,769	21,572	21,394	5.5%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.75%, 11/22/2028	—	(43)	(91)	0.0%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.75%, 11/22/2028	—	(36)	(38)	0.0%
Subtotal Senior Secured First Lien Debt					$642,976	$632,343	162.9%

Senior Secured Second Lien Debt - 13.4% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals		S+ 7.25% (12.72%), 6/11/2029	$6,010	$5,950	$5,411	1.4%
ASP LS Acquisition Corp. (c) (h)	Transportation		S+ 7.50% (13.40%), 5/7/2029	4,275	4,264	3,533	0.9%
Corelogic, Inc. (h)	Business Services		S+ 6.50% (11.96%), 6/4/2029	4,645	4,605	4,137	1.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services		S+ 6.50% (12.18%), 8/2/2029	6,080	6,044	5,885	1.5%
Proofpoint, Inc. (h)	Software/Services		S+ 6.25% (11.72%), 8/31/2029	3,380	3,367	3,405	0.9%
RealPage, Inc. (h)	Software/Services		S+ 6.50% (11.97%), 4/23/2029	5,445	5,383	5,431	1.4%
Therapy Brands Holdings, LLC (c) (h)	Healthcare		S+ 6.75% (12.22%), 5/18/2029	1,947	1,930	1,947	0.5%
TRC Cos, Inc. (c) (h)	Industrials		S+ 6.75% (12.21%), 12/7/2029	7,045	6,988	6,742	1.7%
USIC Holdings, Inc. (c) (h)	Business Services		S+ 6.50% (12.11%), 5/14/2029	2,449	2,426	2,361	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Victory Buyer, LLC (c) (h)	Industrials		S+ 7.00% (12.64%), 11/19/2029	$14,304	$14,188	$13,274	3.4%
Subtotal Senior Secured Second Lien Debt					$55,145	$52,126	13.4%

Subordinated Debt - 9.2% (b)
Post Road Equipment Finance, LLC (c) (k) (m) (n)	Financials		S+ 7.75% (13.14%), 12/31/2028	$11,000	$10,956	$11,000	2.8%
Post Road Equipment Finance, LLC (c) (k) (m) (n)	Financials		S+ 7.75% (13.14%), 12/31/2028	24,500	24,433	24,500	6.4%
Subtotal Subordinated Debt					$35,389	$35,500	9.2%

Equity/Other - 9.3% (b) (d)
Center Phase Energy, LLC (c) (i) (l)	Utilities	6/23/2022		1,680	$1,680	$1,742	0.5%
Jakks Pacific, Inc. (a) (c) (l)	Consumer	1/11/2021		783	24	117	0.0%
Point Broadband Acquisition, LLC (c) (e) (i) (l)	Telecom	10/1/2021		1,159,828	1,160	1,717	0.4%
Post Road Equipment Finance, LLC (c) (i) (k) (l)	Financials	12/30/2021		29,908,561	32,661	32,600	8.4%
Subtotal Equity/Other					$35,525	$36,176	9.3%

Total Investments - 194.8% (b)					$769,035	$756,145	194.8%

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Note 1 - Organization
Franklin BSP Capital Corporation (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated for U.S. federal income tax purposes, and to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company was formed as a Delaware limited liability company on January 29, 2020 and converted to a Delaware corporation on September 23, 2020, pursuant to which Franklin BSP Capital Corporation succeeded to the business of Franklin BSP Capital L.L.C. The Company commenced investment operations on January 7, 2021.
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
The Company conducted a private placement of shares of its common stock, par value $0.001 per share (the “Common Stock”), to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Each investor in the private placement made a capital commitment (the “Capital Commitments”) to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors were required to make capital contributions to purchase shares of Common Stock (the “Drawdown Purchase Price”) each time the Company delivers a drawdown notice (the “Drawdown Notice”), which were delivered at least ten business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments.
The Company also conducted a private placement of shares of its preferred stock designated as series A convertible preferred stock (the “Series A Preferred Stock”) in reliance on exemption from the registration requirements of the Securities Act. See Note 10 - Preferred Stock for the terms of such preferred stock, including liquidation preference, distributions, and rights regarding conversion to shares of Common Stock.
On October 2, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Franklin BSP Lending Corporation, a Maryland corporation ("FBLC"), Franklin BSP Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub"), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides details on the purpose of the Mergers (as defined below) and sets forth that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), Merger Sub merged with and into FBLC (the "Merger"), with FBLC continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the Effective Time, FBLC merged with and into the Company (together with the Merger, the "Mergers"), with the Company continuing as the surviving company. See Note 17 – Merger with FBLC for additional information about the Mergers. FBLC was managed by Franklin BSP Lending Adviser, L.L.C., a subsidiary of BSP since 2016.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
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
We have also formed and expect to continue to form consolidated subsidiaries (the "Consolidated Holding Companies"). The Company consolidates the following subsidiaries for accounting purposes: FBCC EEF Holdings LLC, FBCC Jupiter Funding, LLC (“Jupiter Funding”), FBLC Funding I, LLC (“Funding I”), FBLC 57th Street Funding, LLC ("57th Street") and 54th Street Equity Holdings, Inc. The Company owns 100% of the equity of Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which are consolidated for accounting purposes. All intercompany balances and transactions have been eliminated in consolidation. Prior to October 4, 2023, the Company also consolidated FBCC Lending I, LLC. Refer to Note 5 - Borrowings for additional information.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates.
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of FBLC Senior Loan Fund, LLC, ("SLF"), the Company does not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise, and thus does not consolidate its interest.
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
For the period ended March 31, 2024
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
For an investment in an investment fund that does not have a readily determinable fair value, the Valuation Designee measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of the Company's measurement date. However, there can be no assurance that the Company will be able to sell such investment at a price equal to its net asset value per share and the Company may ultimately sell such investment at a discount to its net asset value per share.
The Company’s investments in funds that offer periodic liquidity have redemption frequencies which range from monthly to quarterly and redemption notice periods which range from 30 to 90 days. Investments in private equity typically do not offer liquidity and instead, capital is returned through periodic distributions.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company and/or has the power to exercise control over the management or policies of such portfolio company shall be presumed to control such company. Typically, any person who does not so own more than 25% of the outstanding voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the outstanding voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2024 and 2023, respectively, there were no reimbursements from the Adviser.

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
Deferred Financing Costs
Financing costs incurred in connection with the Company’s unsecured notes and revolving credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
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
The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions. See Note 14 - Income Tax Information and Distributions to Stockholders for additional information.

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
The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows, in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. When the Company determines that a CLO's cash flows will not be recovered, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.
Dividend income from SLF is recorded on accrual basis once dividends are declared by SLF's board of directors. Distributions from SLF are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions as dividend income unless there are sufficient accumulated tax-basis earnings and profit in SLF prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
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
Payment-in-Kind Interest/Dividends
The Company may hold debt and equity investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. PIK interest and PIK dividends, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are recorded on accrual basis to the extent such amounts are expected to be collected.
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
Income Taxes
The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of its “investment company taxable income”, as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year's tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts.
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof. See Note 14 - Income Tax Information and Distributions to Stockholders for additional information.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2024 and December 31, 2023, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2024 and December 31, 2023 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2024
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
For an investment in an investment fund that does not have a readily determinable fair value, the Valuation Designee measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, as of the Company's measurement date.
For investments in Collateralized Securities, the Valuation Designee models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate cash flows from the assets, and distribute the cash flows to the liability structure based on the contractual priority of payments. The cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Valuation Designee considers broker quotations and/or comparable trade activity, which are considered as inputs to determining fair value when available.
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.

The following table presents fair value measurements of investments, by major class, as of March 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$16,308	$2,587,214	$—	$2,603,522
Senior Secured Second Lien Debt	—	33,388	127,670	—	161,058
Subordinated Debt	—	—	137,147	—	137,147
Collateralized Securities	—	—	17,409	—	17,409
Equity/Other	541	8,516	233,481	10,006	252,544
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$541	$58,212	$3,407,855	$10,006	$3,476,614
(1) In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient election have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2024	$615,704	$39,153	$35,500	$—	$36,176	$726,533
Purchases and other adjustments to cost (2)	2,069,352	119,979	125,671	21,531	504,691	2,841,224
Sales and repayments	(79,254)	(31,534)	(23,794)	(1,621)	(188)	(136,391)
Net realized gain (loss)	314	531	(8)	136	204	1,177
Net change in unrealized appreciation (depreciation) on investments	(18,902)	(459)	(222)	(2,637)	(2,468)	(24,688)
Balance as of March 31, 2024	$2,587,214	$127,670	$137,147	$17,409	$538,415	$3,407,855
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:	$(18,884)	$(617)	$(222)	$(2,637)	$(1,875)	$(24,235)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
(2) Includes investments acquired in connection with the Mergers.
For the three months ended March 31, 2024, there were no transfers from Level 2 to Level 3. For the three months ended March 31, 2024, there were no transfers from Level 3 to Level 2.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
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
The composition of the Company’s investments as of March 31, 2024, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,633,399	$2,603,522	74.9%
Senior Secured Second Lien Debt	164,109	161,058	4.6
Subordinated Debt	137,258	137,147	3.9
Collateralized Securities	20,046	17,409	0.5
Equity/Other	253,767	252,544	7.3
FBLC Senior Loan Fund, LLC	305,434	304,934	8.8
Total	$3,514,013	$3,476,614	100.0%
The composition of the Company’s investments as of December 31, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$642,976	$632,343	83.6%
Senior Secured Second Lien Debt	55,145	52,126	6.9
Subordinated Debt	35,389	35,500	4.7
Equity/Other	35,525	36,176	4.8
Total	$769,035	$756,145	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,513,442	Yield Analysis	Market Yield	2.69%	68.62%	11.99%
Senior Secured First Lien Debt	54,983	Waterfall Analysis	EBITDA Multiple	5.26x	12.25x	9.79x
Senior Secured First Lien Debt (c)	9,422	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	9,367	Waterfall Analysis	Revenue Multiple	0.15x	0.80x	0.37x
Senior Secured Second Lien Debt	95,048	Yield Analysis	Market Yield	9.64%	20.50%	14.61%
Senior Secured Second Lien Debt (b)	24,478	Yield Analysis	Market Yield	20.96%	20.96%	20.96%
Senior Secured Second Lien Debt	7,323	Waterfall Analysis	EBITDA Multiple	4.60x	7.75x	6.68x
Senior Secured Second Lien Debt (b)	821	Waterfall Analysis	Revenue Multiple	0.40x	0.40x	0.40x
Subordinated Debt	137,100	Waterfall Analysis	Tangible Net Asset Value Multiple	1.36x	1.61x	1.51x
Subordinated Debt (b)	47	Waterfall Analysis	EBITDA Multiple	10.0x	10.0x	10.0x
Collateralized Securities (d)	9,111	Waterfall Analysis	Asset Recovery	$6.24	$8.40	$7.95
Collateralized Securities	8,298	Yield Analysis	Discount Rate	0.00%	15.57%	8.13%
Equity/Other	196,543	Waterfall Analysis	Tangible Net Asset Value Multiple	1.36x	1.61x	1.51x
Equity/Other	31,088	Waterfall Analysis	EBITDA Multiple	2.24x	24.25x	13.01x
Equity/Other (b)	2,751	Yield Analysis	Market Yield	40.56%	40.56%	40.56%
Equity/Other (b)	1,615	Waterfall Analysis	TBV Multiple	1.70x	1.70x	1.70x
Equity/Other	910	Waterfall Analysis	Revenue Multiple	0.23x	1.00x	1.00x
Equity/Other	553	Waterfall Analysis	Discount Rate	17.00%	17.00%	17.00%
Equity/Other (b) (c)	21	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	14.20%	14.20%	14.20%
Total	$3,407,855
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
(c) Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d) Range and weighted average shown in millions.
There were no significant changes in valuation approach or technique as of March 31, 2024.
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
There were no significant changes in valuation approach or technique as of December 31, 2023.
Level 3 inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
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
As of March 31, 2024 the Company had six portfolio companies on non-accrual with a total amortized cost of $45.7 million and fair value of $35.6 million, which represented 1.3% and 1.0% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, the Company had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers; whereby, the Company acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of March 31, 2024, the Company and CCLF owned 79.9% and 20.1%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.

As of March 31, 2024, the Company’s investment in SLF consisted of equity contributions of $304.9 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
Below is a summary of SLF’s portfolio as of March 31, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	March 31, 2024	December 31, 2023
	(Unaudited)
Total assets	$1,038,117	$946,605
Total investments (1)	$966,167	$877,688
Weighted Average Current Yield for Total Portfolio (2)	10.7%	11.0%
Number of Portfolio companies in SLF	186	172
Largest portfolio company investment (1)	$19,811	$19,838
Total of five largest portfolio company investments (1)	$85,254	$82,467
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of March 31, 2024:

March 31, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
Acrisure, LLC (b)	Financials	S+ 3.50% (8.95%)	2/15/2027	$19,854	$19,574	$19,811	5.1%
Adtalem Global Education, Inc. (f)	Education	S+ 3.50% (8.83%)	8/14/2028	582	582	584	0.2%
Adtalem Global Education, Inc. (f)	Education	5.50%	3/1/2028	1,042	1,042	996	0.3%
Advisor Group, Inc. (f)	Financials	S+ 4.50% (9.83%)	8/17/2028	5,518	5,469	5,537	1.4%
Air Canada	Transportation	3.88%	8/15/2026	2,000	1,838	1,909	0.5%
Alchemy US Holdco 1, LLC (b)	Industrials	S+ 7.32% (12.78%)	10/10/2025	15,555	15,526	15,536	4.0%
Allied Universal Holdco, LLC (b)	Business Services	S+ 4.75% (10.08%)	5/15/2028	4,975	4,847	4,985	1.3%
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	2,000	1,951	1,645	0.4%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.81%)	8/15/2028	12,448	12,063	9,841	2.5%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (12.96%)	6/30/2025	11,112	11,076	10,584	2.7%
Amentum Government Services Holdings, LLC (f)	Industrials	S+ 4.00% (9.45%)	1/29/2027	1,944	1,938	1,947	0.5%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.33%)	2/15/2029	4,913	4,858	4,919	1.3%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (10.33%)	4/20/2028	7,069	7,020	7,333	1.9%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 3.75% (9.05%)	2/15/2029	7,123	7,033	7,138	1.8%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,520	0.6%
AppLovin Corp. (b)	Media/Entertainment	S+ 2.50% (7.83%)	10/25/2028	8,843	8,833	8,833	2.3%
Arches Buyer, Inc.	Publishing	4.25%	6/1/2028	2,500	2,152	2,200	0.6%
Artera Services, LLC (b)	Utilities	S+ 4.50% (9.81%)	2/18/2031	1,425	1,415	1,429	0.4%
Ascend Learning, LLC (f)	Education	S+ 3.50% (8.93%)	12/11/2028	4,962	4,696	4,929	1.3%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.95%)	8/2/2028	7,604	7,597	7,566	1.9%
Astoria Energy, LLC (f)	Utilities	S+ 3.50% (8.94%)	12/6/2027	1,830	1,830	1,831	0.5%
Asurion, LLC (b)	Business Services	S+ 3.25% (8.69%)	12/23/2026	4,862	4,815	4,756	1.2%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (8.58%)	2/15/2029	12,788	12,733	12,650	3.3%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.70%)	2/15/2029	4,913	4,894	3,645	0.9%
Avaya Holdings Corp.	Technology	S+ 8.50% (13.83%) 7.00% PIK	8/1/2028	2,605	2,560	2,308	0.6%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.83%)	10/2/2028	4,962	4,921	4,653	1.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

March 31, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Bella Holding Co., LLC (f)	Healthcare	S+ 3.75% (9.18%)	5/10/2028	$4,974	$4,950	$4,962	1.3%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 5.00% (10.32%)	3/12/2029	5,000	4,902	5,003	1.3%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 3.00% (8.30%)	12/31/2030	12,386	12,392	12,421	3.2%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,952	1,797	0.5%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.75% (8.04%)	2/6/2031	6,800	6,785	6,800	1.8%
Calpine Construction Finance Co., LP (f)	Utilities	S+ 2.25% (7.58%)	7/31/2030	2,494	2,500	2,490	0.6%
Catalent Pharma Solutions, Inc. (f)	Healthcare	S+ 2.00% (7.44%)	2/22/2028	2,494	2,461	2,490	0.6%
CCI Buyer, Inc. (b)	Telecom	S+ 4.00% (9.30%)	12/17/2027	7,481	7,428	7,431	1.9%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (9.42%)	3/25/2031	6,300	6,269	6,312	1.6%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 4.25% (9.55%)	3/8/2030	3,465	3,434	3,461	0.9%
Citadel Securities, LP (b)	Financials	S+ 2.25% (7.58%)	7/29/2030	4,478	4,474	4,472	1.2%
Cloud Software Group, Inc. (b)	Software/Services	S+ 4.50% (9.93%)	3/20/2031	2,000	1,985	1,986	0.5%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.69%)	12/31/2026	7,634	7,627	7,469	1.9%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.82%)	11/8/2027	3,395	3,395	3,399	0.9%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.48%)	12/29/2027	4,987	4,987	4,818	1.2%
Community Care Health Network, LLC (b)	Healthcare	P+ 3.75% (12.25%)	2/17/2025	9,535	9,529	9,363	2.4%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.69%)	4/16/2029	3,899	3,788	3,915	1.0%
Connect Finco SARL (f)	Telecom	S+ 3.50% (8.83%)	12/11/2026	2,175	2,179	2,172	0.6%
Connectwise, LLC (f)	Software/Services	S+ 3.50% (9.06%)	9/29/2028	6,843	6,824	6,836	1.8%
Conservice Midco, LLC (b)	Business Services	S+ 4.00% (9.33%)	5/13/2027	7,525	7,526	7,542	1.9%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (10.18%)	4/30/2026	6,556	6,556	6,493	1.7%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (8.95%)	6/2/2028	4,815	4,815	4,697	1.2%
Cotiviti, Inc. (b)	Healthcare	S+ 3.25% (8.57%)	2/21/2031	10,000	9,950	9,975	2.6%
Cushman & Wakefield US Borrower, LLC (f)	Financials	S+ 4.00% (9.33%)	1/31/2030	4,728	4,618	4,734	1.2%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (10.45%)	8/2/2027	1,879	1,862	1,879	0.5%
Division Holding Corp. (b)	Business Services	S+ 4.75% (10.19%)	5/26/2028	7,892	7,892	7,833	2.0%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.83%)	8/24/2028	2,204	2,205	2,206	0.6%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.83%)	8/24/2028	5,716	5,718	5,723	1.5%
Edgewater Generation, LLC (b)	Utilities	S+ 3.75% (9.20%)	12/15/2025	4,896	4,779	4,873	1.3%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (8.32%)	8/1/2029	3,700	3,683	3,707	1.0%
Entain Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 3.50% (8.91%)	10/31/2029	502	498	504	0.1%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 4.00% (9.32%)	2/12/2031	2,500	2,476	2,503	0.6%
First Brands Group, LLC (f)	Consumer	S+ 5.00% (10.57%)	3/30/2027	4,981	4,958	4,983	1.3%
Fitness International, LLC (b)	Consumer	S+ 5.25% (10.58%)	2/5/2029	10,000	9,705	9,850	2.5%
Florida Food Products, LLC (f)	Food & Beverage	S+ 5.00% (10.45%)	10/18/2028	5,845	5,792	5,436	1.4%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (10.21%)	12/29/2028	2,410	2,391	2,415	0.6%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (13.41%)	6/30/2027	662	641	662	0.2%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (9.31%)	1/29/2031	7,500	7,427	7,526	1.9%
Frontier Communications Corp. (b)	Telecom	S+ 3.75% (9.20%)	10/8/2027	7,913	7,905	7,881	2.0%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (10.06%)	4/30/2029	7,819	7,019	7,057	1.8%
Genesys Cloud Services Holdings II, LLC (b)	Software/Services	S+ 3.50% (8.83%)	12/1/2027	4,828	4,759	4,837	1.2%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.75% (10.31%)	8/18/2028	4,599	4,574	4,599	1.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

March 31, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 3.00% (8.33%)	10/4/2030	$1,250	$1,244	$1,253	0.3%
Gordian Medical, Inc.	Healthcare	S+ 6.25% (11.90%)	1/31/2027	11,923	11,878	5,962	1.5%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (11.57%)	11/12/2026	7,462	7,070	7,462	1.9%
GTCR W Merger Sub, LLC (b)	Financials	S+ 3.00% (8.31%)	1/31/2031	2,500	2,488	2,507	0.6%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.91%)	3/29/2027	4,863	4,861	4,866	1.3%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 4.50% (9.94%)	6/17/2027	4,211	4,197	4,220	1.1%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.69%)	6/30/2028	4,091	4,081	3,954	1.0%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.69%)	6/30/2028	793	792	767	0.2%
HireRight, Inc. (b)	Business Services	S+ 4.00% (9.33%)	9/27/2030	5,120	5,049	5,079	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.45%)	3/20/2028	5,323	5,277	5,284	1.4%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (9.32%)	12/29/2027	6,110	6,103	5,135	1.3%
IDERA, Inc. (f)	Technology	S+ 3.75% (9.21%)	3/2/2028	6,824	6,828	6,788	1.7%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (10.20%)	10/4/2028	3,906	3,893	3,904	1.0%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,664	6,475	1.7%
Jump Financial, LLC (b)	Financials	S+ 4.50% (10.07%)	8/7/2028	7,325	7,237	7,215	1.9%
Kuehg Corp. (f)	Education	S+ 5.00% (10.30%)	6/12/2030	4,975	4,775	4,983	1.3%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (10.43%)	10/30/2028	3,910	3,868	3,824	1.0%
Lakeshore Learning Materials, LLC (f)	Retail	S+ 3.50% (8.94%)	9/29/2028	4,987	4,987	4,985	1.3%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,906	0.5%
LifePoint Health, Inc. (b)	Healthcare	S+ 5.50% (11.09%)	11/16/2028	4,860	4,751	4,871	1.3%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (11.06%)	1/29/2027	16,008	14,905	15,522	4.0%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (11.06%)	1/29/2027	905	844	878	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (10.19%)	3/20/2028	9,985	9,952	9,985	2.6%
Luxembourg Investment Co., 428 SARL	Chemicals	S+ 5.00% (10.43%)	1/3/2029	3,686	3,660	1,106	0.3%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,988	1,847	0.5%
Magnite, Inc. (b)	Technology	S+ 4.50% (9.82%)	2/6/2031	5,000	4,952	5,002	1.3%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (10.31%)	10/3/2030	5,000	4,766	4,568	1.2%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.50% (8.83%)	10/18/2028	5,516	5,492	5,520	1.4%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (9.58%)	5/3/2028	7,481	7,335	7,428	1.9%
Michael Baker International, LLC (b)	Industrials	S+ 5.00% (10.44%)	12/1/2028	3,259	3,236	3,271	0.8%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.86%)	9/1/2028	4,875	4,806	4,702	1.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (9.33%)	5/6/2026	5,341	5,335	5,315	1.4%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (9.16%)	3/2/2028	150	149	141	—%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (9.18%)	3/2/2028	4,346	4,332	4,084	1.1%
Nexus Buyer, LLC (f)	Financials	S+ 3.75% (9.18%)	11/9/2026	8,419	8,252	8,389	2.2%
Nexus Buyer, LLC (f)	Financials	S+ 4.50% (9.83%)	12/13/2028	2,000	1,943	1,982	0.5%
Northriver Midstream Finance, LP	Energy	5.63%	2/15/2026	1,000	953	990	0.3%
Nouryon Finance B.V. (e) (f)	Chemicals	S+ 4.00% (9.42%)	4/3/2028	4,580	4,557	4,587	1.2%
Omnia Partners, LLC (f)	Business Services	S+ 3.75% (9.07%)	7/25/2030	4,090	4,055	4,105	1.1%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.50% (9.90%)	4/30/2029	4,981	4,927	4,990	1.3%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	357	0.1%
Peraton Corp. (b)	Industrials	S+ 3.75% (9.18%)	2/1/2028	4,947	4,918	4,937	1.3%
PetSmart, LLC (f)	Retail	S+ 3.75% (9.18%)	2/11/2028	2,494	2,491	2,485	0.6%
PG&E Corp. (f)	Utilities	S+ 2.50% (7.83%)	6/23/2027	2,140	2,131	2,141	0.6%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (9.32%)	9/20/2028	9,803	9,803	8,382	2.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

March 31, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
PODS, LLC (f)	Paper & Packaging	S+ 3.00% (8.44%)	3/31/2028	$4,263	$4,065	$4,189	1.1%
Power Stop, LLC (f)	Transportation	S+ 4.75% (10.19%)	1/26/2029	3,174	3,145	2,968	0.8%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	500	458	466	0.1%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 3.75% (9.08%)	7/31/2026	6,782	6,753	6,788	1.7%
Proofpoint, Inc. (b)	Software/Services	S+ 3.25% (8.69%)	8/31/2028	6,356	6,315	6,356	1.6%
Protective Industrial Products, Inc. (b)	Industrials	S+ 4.00% (9.44%)	12/29/2027	8,920	8,889	8,704	2.2%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (10.08%)	3/15/2030	4,861	4,790	4,859	1.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (7.57%)	3/19/2029	1,747	1,747	1,747	0.4%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.75% (8.20%)	3/19/2029	7,840	7,840	7,840	2.0%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.50% (7.82%)	3/25/2031	6,109	6,093	6,111	1.6%
Radar Bidco SARL (b)	Transportation	S+ 4.25% (9.58%)	3/27/2031	1,680	1,672	1,678	0.4%
Radiology Partners, Inc. (f)	Healthcare	S+ 5.00% (10.59%)	1/31/2029	9,457	8,886	9,116	2.3%
RealPage, Inc. (b) (f)	Software/Services	S+ 3.00% (8.45%)	4/24/2028	7,468	7,308	7,261	1.9%
Recess Holdings, Inc. (b)	Consumer	S+ 4.50% (9.84%)	2/21/2030	10,000	9,853	10,031	2.6%
Renaissance Holding Corp. (f)	Software/Services	S+ 4.25% (9.58%)	4/8/2030	1,990	1,988	1,993	0.5%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (12.07%)	4/30/2027	2,452	2,452	2,452	0.6%
Restoration Hardware, Inc. (f)	Retail	S+ 2.50% (7.94%)	10/20/2028	2,487	2,398	2,420	0.6%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 4.00% (9.30%)	11/22/2029	7,534	7,360	7,575	2.0%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (9.93%)	12/20/2027	9,974	9,973	9,974	2.6%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.42%)	3/13/2028	6,790	6,653	6,752	1.7%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.93%)	6/28/2026	917	886	913	0.2%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.93%)	6/28/2026	16,960	16,523	16,896	4.4%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (12.06%) 4.25% PIK	5/10/2027	5,103	5,025	4,699	1.2%
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	4/30/2024	650	645	628	0.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.75% (9.08%)	12/14/2026	4,208	4,110	4,190	1.1%
Staples, Inc. (b)	Business Services	S+ 5.00% (10.44%)	4/16/2026	4,835	4,806	4,781	1.2%
Star Parent, Inc. (f)	Healthcare	S+ 4.00% (9.31%)	9/27/2030	2,500	2,486	2,483	0.6%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.56%)	3/2/2027	5,356	4,936	4,734	1.2%
Tecta America Corp. (f)	Industrials	S+ 4.00% (9.44%)	4/10/2028	8,840	8,826	8,851	2.3%
TransDigm, Inc. (f)	Industrials	S+ 3.25% (8.56%)	2/28/2031	5,985	5,971	6,013	1.5%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.50% (8.82%)	2/16/2028	13,054	13,043	13,066	3.4%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (8.81%)	3/31/2028	7,294	7,283	7,211	1.9%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 4.00% (9.30%)	3/31/2028	1,746	1,720	1,725	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (10.45%)	1/31/2028	1,500	1,466	1,496	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 3.50% (8.95%)	1/31/2028	3,445	3,361	3,412	0.9%
Truist Insurance Holdings, LLC (b)	Financials	S+ 3.25% (8.57%)	3/21/2031	4,285	4,274	4,278	1.1%
UKG, Inc. (b) (f)	Technology	S+ 3.50% (8.81%)	2/10/2031	8,930	8,853	8,973	2.3%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	450	464	0.1%
United Airlines, Inc. (b)	Transportation	S+ 2.75% (8.08%)	2/22/2031	4,500	4,478	4,499	1.2%
University Support Services, LLC (f)	Education	S+ 3.00% (8.43%)	2/12/2029	4,888	4,874	4,874	1.3%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (9.69%)	10/2/2028	5,043	4,604	4,811	1.2%
Venga Finance SARL (b)	Telecom	S+ 4.75% (10.36%)	6/28/2029	3,940	3,838	3,930	1.0%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (9.34%)	11/20/2028	2,494	2,375	2,363	0.6%
Virgin Media Bristol, LLC (f)	Telecom	S+ 3.25% (8.79%)	3/31/2031	2,500	2,497	2,458	0.6%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

March 31, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Vistra Operations Co., LLC (f)	Utilities	S+ 2.00% (7.33%)	12/20/2030	$2,494	$2,500	$2,490	0.6%
Vyaire Medical, Inc. (f)	Healthcare	S+ 4.75% (10.34%)	4/16/2025	7,257	6,839	4,439	1.1%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 5.75% (11.34%)	6/19/2026	12,977	12,426	12,981	3.3%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.33%)	3/2/2028	4,807	4,791	4,813	1.1%
Waystar Technologies, Inc. (b)	Healthcare	S+ 4.00% (9.33%)	10/22/2029	2,500	2,498	2,504	0.6%
WCG Purchaser Corp. (f)	Healthcare	S+ 4.00% (9.44%)	1/8/2027	4,961	4,920	4,960	1.3%
WEC US Holdings, Ltd. (b)	Utilities	S+ 2.75% (8.08%)	1/27/2031	5,520	5,492	5,512	1.4%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.11%)	8/18/2028	906	906	598	0.2%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.11%)	8/18/2028	8,870	8,866	5,861	1.5%
WestJet Loyalty, LP (b)	Transportation	S+ 3.75% (9.07%)	2/14/2031	5,800	5,743	5,795	1.5%
Wilsonart, LLC (b)	Consumer	S+ 3.25% (8.65%)	12/31/2026	7,281	7,279	7,285	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 4.00% (9.33%)	8/1/2030	3,302	3,240	3,308	0.9%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 3.00% (8.45%)	3/9/2027	6,500	5,606	5,689	1.5%
Zelis Cost Management Buyer, Inc. (f)	Healthcare	S+ 2.75% (8.07%)	9/28/2029	1,880	1,871	1,879	0.5%
Subtotal Senior Secured First Lien Debt					$883,043	$864,893	222.8%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	S+ 7.25% (12.69%)	6/11/2029	$1,943	$1,925	$1,749	0.5%
Asurion, LLC (b) (f)	Business Services	S+ 5.25% (10.69%)	1/31/2028	9,632	9,418	8,645	2.1%
Edelman Financial Center, LLC (b) (e)	Financials	S+ 6.75% (12.20%)	7/20/2026	7,972	7,978	7,999	2.1%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.21%)	3/2/2029	1,545	1,509	1,475	0.4%
Subtotal Senior Secured Second Lien Debt					$20,830	$19,868	5.1%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (12.48%)	4/22/2034	$1,410	$1,300	$1,228	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (13.08%)	3/9/2034	1,224	1,143	976	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (14.18%)	7/20/2034	2,100	1,996	1,780	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (12.03%)	10/15/2029	2,500	2,327	2,332	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (13.55%)	1/20/2030	2,000	1,789	1,543	0.4%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 11.35% (16.92%)	8/15/2032	2,000	1,967	1,945	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (13.47%)	10/23/2034	1,000	982	982	0.3%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	S+ 8.03% (13.61%)	1/15/2034	5,150	4,971	4,970	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (14.32%)	4/15/2033	1,000	888	869	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (13.30%)	10/20/2034	2,500	2,434	2,451	0.6%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (11.65%)	5/6/2030	3,000	2,754	2,642	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (13.20%)	7/25/2035	3,000	2,748	2,940	0.8%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

March 31, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (14.06%)	1/18/2032	$2,000	$1,908	$1,699	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.96%)	10/15/2031	2,500	2,317	2,186	0.6%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	S+ 6.82% (12.40%)	4/20/2033	4,500	4,414	4,320	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (13.06%)	10/20/2034	3,000	2,868	2,921	0.8%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (13.23%)	6/20/2034	3,000	2,930	2,891	0.7%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (13.43%)	7/20/2035	3,460	3,201	3,326	0.9%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (11.29%)	4/26/2031	2,200	2,101	2,006	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (12.33%)	4/20/2033	2,000	1,916	1,802	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (13.24%)	10/15/2034	1,500	1,435	1,324	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (13.70%)	2/20/2033	1,455	1,443	1,369	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (12.63%)	7/20/2034	1,500	1,462	1,431	0.4%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (11.54%)	1/23/2029	4,000	3,696	3,516	0.9%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (11.69%)	7/25/2030	2,400	2,130	1,830	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (11.38%)	10/26/2031	1,000	916	751	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (12.53%)	7/16/2032	3,000	2,803	2,732	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.79%)	10/25/2034	3,000	2,949	2,881	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.96%)	7/20/2032	1,500	1,453	1,467	0.4%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (13.12%)	7/19/2034	3,000	2,922	2,682	0.7%
Venture CDO, Ltd. 16-25A E	Diversified Investment Vehicles	S+ 7.20% (12.78%)	4/20/2029	2,000	1,957	1,758	0.4%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	S+ 7.63% (13.21%)	4/15/2033	4,995	4,966	4,828	1.1%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.73%)	4/15/2034	3,000	2,924	2,712	0.6%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (13.45%)	1/15/2031	3,000	2,579	1,860	0.5%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (10.10%)	7/15/2032	3,000	2,767	2,833	0.7%
Subtotal Collateralized Securities					$83,356	$79,783	20.5%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$528	0.1%
Avaya Holdings Corp.	Technology			17	244	104	—%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.3%
Subtotal Equity/Other					$2,774	$1,623	0.4%

TOTAL INVESTMENTS					$990,003	$966,167	248.8%
(a) The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
(b) SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c) Percentages are based on SLF members' capital as of March 31, 2024.
(d) SLF has various unfunded commitments to portfolio companies.
(e) SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f) SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had no unfunded commitments as of March 31, 2024.

Below is a listing of SLF’s individual investments as of December 31, 2023:

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	S+ 4.00% (9.65%)	6/22/2026	$9,828	$9,828	$7,633	2.0%
Acrisure, LLC (b)	Financials	S+ 3.50% (9.15%)	2/15/2027	19,905	19,600	19,838	5.2%
Adtalem Global Education, Inc. (f)	Education	S+ 4.00% (9.47%)	8/11/2028	692	692	692	0.2%
Adtalem Global Education, Inc. (f)	Education	5.00%	3/1/2028	1,042	1,042	1,008	0.3%
Advisor Group, Inc. (f)	Financials	S+ 4.50% (9.86%)	8/17/2028	5,532	5,479	5,544	1.5%
Air Canada	Transportation	3.88%	8/15/2026	2,000	1,822	1,903	0.5%
Alchemy US Holdco 1, LLC (b)	Industrials	S+ 7.32% (12.82%)	10/10/2025	15,555	15,522	15,419	4.1%
Allied Universal Holdco, LLC (b)	Business Services	S+ 4.75% (10.11%)	5/15/2028	4,988	4,851	4,980	1.3%
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	2,000	1,949	1,816	0.5%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.89%)	8/15/2028	12,479	11,752	11,174	2.9%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (13.00%)	6/30/2025	11,264	11,225	10,729	2.8%
Amentum Government Services Holdings, LLC (f)	Industrials	S+ 4.00% (9.47%)	1/29/2027	1,949	1,942	1,948	0.5%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.36%)	2/15/2029	4,925	4,868	4,918	1.3%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (10.43%)	4/20/2028	7,484	7,429	7,679	2.0%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (9.46%)	2/15/2029	7,336	7,232	7,348	1.9%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,507	0.7%
AppLovin Corp. (b)	Media/Entertainment	S+ 3.10% (8.56%)	10/23/2028	8,843	8,829	8,843	2.3%
Ardagh Metal Packaging Finance USA, LLC	Paper & Packaging	3.25%	9/1/2028	2,000	1,654	1,748	0.5%
Artera Services, LLC (f)	Utilities	S+ 3.50% (8.95%)	3/6/2025	2,438	2,432	2,287	0.6%
Ascend Learning, LLC (f)	Education	S+ 3.50% (8.95%)	12/11/2028	4,975	4,696	4,882	1.3%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.97%)	8/2/2028	7,624	7,616	7,598	2.0%
Astoria Energy, LLC (f)	Utilities	S+ 3.50% (8.97%)	12/6/2027	1,856	1,856	1,860	0.5%
Asurion, LLC (b)	Business Services	S+ 3.25% (8.72%)	12/23/2026	4,874	4,822	4,858	1.3%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (8.61%)	2/15/2029	12,820	12,759	12,750	3.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.75%)	2/15/2029	4,925	4,905	4,117	1.1%
Avaya Holdings Corp.	Technology	S+ 8.50% (13.86%) 7.00% PIK	8/1/2028	2,566	2,519	2,257	0.6%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.93%)	10/2/2028	4,975	4,931	4,703	1.2%
Bella Holding Co., LLC (f)	Healthcare	S+ 3.75% (9.21%)	5/10/2028	4,987	4,962	4,944	1.3%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 3.00% (8.35%)	12/31/2030	9,416	9,412	9,428	2.5%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,949	1,759	0.5%
Carnival Corp.	Consumer	4.00%	8/1/2028	1,500	1,302	1,389	0.4%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 4.25% (9.60%)	3/8/2030	3,473	3,442	3,456	0.9%
Citadel Securities, LP (b)	Financials	S+ 2.50% (7.97%)	7/29/2030	4,489	4,483	4,494	1.2%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.90%)	12/31/2026	12,653	12,622	12,390	3.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.93%)	11/8/2027	$3,403	$3,404	$3,407	0.9%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.54%)	12/29/2027	8,825	8,826	8,333	2.2%
Community Care Health Network, LLC (b)	Healthcare	S+ 4.75% (10.22%)	2/17/2025	9,559	9,549	9,369	2.5%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.72%)	4/16/2029	3,958	3,840	3,971	1.0%
Connect Finco SARL (f)	Telecom	S+ 3.50% (8.86%)	12/11/2026	7,385	7,398	7,380	1.9%
Connectwise, LLC (f)	Software/Services	S+ 3.50% (8.97%)	9/29/2028	6,860	6,841	6,836	1.8%
Conservice Midco, LLC (b)	Business Services	S+ 4.25% (9.71%)	5/13/2027	7,544	7,546	7,547	2.0%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (10.21%)	4/30/2026	6,573	6,574	6,557	1.7%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (8.97%)	6/2/2028	4,828	4,826	4,686	1.2%
Cushman & Wakefield US Borrower, LLC (f)	Financials	S+ 4.00% (9.36%)	1/31/2030	4,740	4,625	4,728	1.2%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (10.65%)	8/2/2027	3,988	3,951	3,983	1.0%
Dish Dbs Corp. (f)	Cable	5.25%	12/1/2026	700	700	601	0.2%
Division Holding Corp. (b)	Business Services	S+ 4.75% (10.22%)	5/26/2028	8,564	8,564	8,478	2.2%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.36%)	8/24/2028	5,544	5,535	5,555	1.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.36%)	8/24/2028	2,376	2,372	2,381	0.6%
Edgewater Generation, LLC (b)	Utilities	S+ 3.75% (9.22%)	12/15/2025	4,896	4,763	4,797	1.3%
Entain Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 3.50% (8.95%)	10/31/2029	504	499	504	0.1%
First Brands Group, LLC (f)	Consumer	S+ 5.00% (10.88%)	3/30/2027	2,494	2,475	2,469	0.7%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 4.18% (9.63%)	4/13/2029	2,463	2,407	2,471	0.7%
Florida Food Products, LLC (f)	Food & Beverage	S+ 5.00% (10.47%)	10/18/2028	7,860	7,771	7,310	1.9%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (10.25%)	12/29/2028	2,554	2,533	2,557	0.7%
Frontier Communications Corp. (f)	Telecom	5.00%	5/1/2028	1,240	1,285	1,148	0.3%
Frontier Communications Corp. (b)	Telecom	S+ 3.75% (9.22%)	10/8/2027	12,934	12,918	12,853	3.4%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (10.13%)	4/30/2029	7,839	7,005	6,428	1.7%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.75% (10.36%)	8/18/2028	4,611	4,584	4,599	1.2%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 3.00% (8.39%)	10/4/2030	1,250	1,244	1,249	0.3%
Gordian Medical, Inc. (b)	Healthcare	S+ 6.25% (12.15%)	1/31/2027	10,839	10,790	6,882	1.8%
Green Energy Partners/Stonewall, LLC (f)	Utilities	S+ 6.00% (11.61%)	11/12/2026	4,000	3,780	4,000	1.1%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	S+ 4.00% (9.47%)	12/1/2027	4,840	4,766	4,856	1.3%
GTCR W Merger Sub, LLC (b)	Financials	S+ 3.00% (8.33%)	9/20/2030	2,500	2,488	2,509	0.7%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.95%)	3/29/2027	4,875	4,874	4,882	1.3%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.46%)	10/29/2027	722	722	722	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.46%)	10/29/2027	5,710	5,640	5,710	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 4.50% (9.97%)	6/17/2027	4,475	4,458	4,489	1.2%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.72%)	6/30/2028	4,101	4,090	4,085	1.1%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.72%)	6/30/2028	793	791	790	0.2%
Hexion Holdings Corp. (f)	Chemicals	S+ 4.50% (10.02%)	3/15/2029	2,494	2,381	2,391	0.6%
HireRight, Inc. (b)	Business Services	S+ 4.00% (9.36%)	9/27/2030	5,133	5,058	5,111	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.47%)	3/20/2028	5,337	5,287	5,313	1.4%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (9.36%)	12/29/2027	6,110	6,102	4,897	1.3%
IDERA, Inc. (f)	Technology	S+ 3.75% (9.28%)	3/2/2028	6,842	6,845	6,798	1.8%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (10.22%)	10/4/2028	3,916	3,902	3,848	1.0%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,652	6,533	1.7%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Jump Financial, LLC (b)	Financials	S+ 4.50% (10.11%)	8/7/2028	$7,343	$7,251	$7,270	1.9%
Kingpin Intermediate Holdings, LLC (f)	Consumer	S+ 3.50% (8.86%)	2/8/2028	2,105	2,071	2,102	0.6%
Kissner Milling Co., Ltd. (f)	Industrials	4.88%	5/1/2028	2,000	1,940	1,883	0.5%
Kuehg Corp. (f)	Education	S+ 5.00% (10.35%)	6/12/2030	4,988	4,738	5,003	1.3%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (10.46%)	10/30/2028	3,920	3,875	3,751	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,851	0.5%
LifePoint Health, Inc. (b)	Healthcare	S+ 5.50% (11.17%)	11/16/2028	4,872	4,758	4,851	1.3%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.13%)	1/29/2027	666	610	632	0.2%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.13%)	1/29/2027	11,770	10,783	11,169	2.9%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (10.22%)	3/20/2028	10,010	9,974	10,010	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (10.43%)	1/3/2029	3,686	3,659	2,415	0.6%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,987	1,825	0.5%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (10.35%)	10/3/2030	5,000	4,760	4,658	1.2%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.50% (8.86%)	10/18/2028	5,530	5,505	5,545	1.5%
MH Sub I, LLC (b)	Business Services	S+ 4.25% (9.61%)	5/3/2028	4,975	4,861	4,883	1.3%
Michael Baker International, LLC (b)	Industrials	S+ 5.00% (10.47%)	12/1/2028	3,267	3,243	3,259	0.9%
MPH Acquisition Holdings, LLC (f)	Healthcare	5.50%	9/1/2028	2,000	1,993	1,783	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.90%)	9/1/2028	4,888	4,816	4,699	1.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (9.36%)	5/6/2026	5,355	5,347	5,315	1.4%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (9.20%)	3/2/2028	150	149	136	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (9.21%)	3/2/2028	4,357	4,339	3,943	1.0%
Nexus Buyer, LLC (f)	Financials	S+ 4.50% (9.86%)	12/13/2028	2,000	1,940	1,981	0.5%
Nexus Buyer, LLC (f)	Financials	S+ 3.75% (9.21%)	11/9/2026	8,441	8,259	8,338	2.2%
Northriver Midstream Finance, LP	Energy	5.63%	2/15/2026	1,000	947	969	0.3%
Nouryon Finance B.V. (e) (f)	Chemicals	S+ 4.00% (9.47%)	4/3/2028	4,586	4,551	4,599	1.2%
Omnia Partners, LLC (f)	Business Services	S+ 4.25% (9.63%)	7/25/2030	3,748	3,711	3,769	1.0%
Omnia Partners, LLC (f)	Business Services	S+ 4.25%	7/25/2030	—	(2)	2	0.0%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.50% (9.95%)	4/30/2029	2,494	2,447	2,466	0.6%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	355	0.1%
Peraton Corp. (b)	Industrials	S+ 3.75% (9.21%)	2/1/2028	4,960	4,928	4,966	1.3%
PG&E Corp. (f)	Utilities	S+ 2.50% (7.86%)	6/23/2027	2,140	2,129	2,140	0.6%
PODS, LLC (f)	Paper & Packaging	S+ 3.00% (8.47%)	3/31/2028	4,274	4,064	4,176	1.1%
Polaris Newco, LLC (f)	Business Services	S+ 4.00% (9.47%)	6/2/2028	2,980	2,841	2,936	0.8%
Power Stop, LLC (f)	Transportation	S+ 4.75% (10.21%)	1/26/2029	3,517	3,485	3,071	0.8%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	500	454	469	0.1%
Project Accelerate Parent, LLC (e)	Technology	S+ 4.25% (9.90%)	1/2/2025	15,775	15,777	15,735	4.1%
Proofpoint, Inc. (b)	Software/Services	S+ 3.25% (8.72%)	8/31/2028	6,372	6,328	6,366	1.7%
Protective Industrial Products, Inc. (b)	Industrials	S+ 4.00% (9.47%)	12/29/2027	8,943	8,908	8,474	2.2%
Pug, LLC (f)	Media/Entertainment	S+ 3.50% (8.97%)	2/12/2027	4,861	4,784	4,774	1.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.75% (8.22%)	3/19/2029	7,860	7,860	7,880	2.1%
RealPage, Inc. (f)	Software/Services	S+ 3.00% (8.47%)	4/24/2028	4,987	4,881	4,942	1.3%
Renaissance Holding Corp. (f)	Software/Services	S+ 4.75% (10.11%)	4/8/2030	1,995	1,993	2,000	0.5%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.85%)	4/30/2027	2,458	2,458	2,458	0.6%
Restoration Hardware, Inc. (f)	Retail	S+ 2.50% (7.97%)	10/20/2028	2,494	2,400	2,421	0.6%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 4.00% (9.35%)	11/22/2029	$7,553	$7,373	$7,564	2.0%
RXB Holdings, Inc. (f)	Healthcare	S+ 4.50% (9.97%)	12/20/2027	10,000	10,015	9,933	2.6%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.50%)	3/13/2028	6,808	6,662	6,639	1.7%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (9.21%)	2/23/2029	7,369	7,332	7,380	1.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.95%)	6/28/2026	919	884	901	0.2%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.95%)	6/28/2026	17,004	16,522	16,558	4.4%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (10.24%)	10/15/2025	11,584	11,568	7,842	2.1%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (12.13%) 4.25% PIK	5/10/2027	5,060	4,976	4,605	1.2%
SK Neptune Husky Finance SARL (b)	Chemicals	S+ 10.00% (15.65%)	4/30/2024	647	625	624	0.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.75% (9.11%)	12/14/2026	4,219	4,113	4,216	1.1%
Staples, Inc. (b)	Business Services	S+ 5.00% (10.46%)	4/16/2026	4,848	4,815	4,579	1.2%
Surgery Center Holdings, Inc. (f)	Healthcare	S+ 3.50% (8.86%)	12/19/2030	400	396	401	0.1%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.63%)	3/2/2027	5,372	4,560	4,066	1.1%
Tecta America Corp. (f)	Industrials	S+ 4.00% (9.47%)	4/10/2028	8,863	8,844	8,874	2.3%
TransDigm, Inc. (f)	Industrials	S+ 3.25% (8.60%)	2/14/2031	6,000	5,986	6,023	1.6%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.75% (9.24%)	2/16/2028	13,054	13,040	13,048	3.4%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (8.86%)	3/31/2028	7,313	7,300	7,236	1.9%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (10.47%)	1/31/2028	1,500	1,463	1,493	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 3.50% (8.97%)	1/31/2028	3,454	3,364	3,400	0.9%
UKG, Inc. (f)	Technology	S+ 4.50% (9.99%)	5/4/2026	3,576	3,497	3,585	0.9%
Ultimate Software Group, Inc. (f)	Technology	S+ 3.75% (9.23%)	5/4/2026	1,191	1,171	1,193	0.3%
United Airlines, Inc. (f)	Transportation	S+ 3.75% (9.22%)	4/21/2028	2,959	2,950	2,966	0.8%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	448	469	0.1%
University Support Services, LLC (f)	Education	S+ 3.25% (8.71%)	2/12/2029	4,900	4,884	4,895	1.3%
Urban One, Inc. (f)	Media/Entertainment	7.38%	2/1/2028	5,000	5,116	4,235	1.1%
US Anesthesia Partners, Inc. (f)	Healthcare	S+ 4.25% (9.71%)	10/2/2028	3,556	3,160	3,241	0.9%
Venga Finance SARL (b)	Telecom	S+ 4.75% (10.40%)	6/28/2029	3,950	3,844	3,913	1.0%
Venture Global Calcasieu Pass, LLC	Energy	3.88%	8/15/2029	2,000	1,673	1,816	0.5%
Vyaire Medical, Inc. (f)	Healthcare	S+ 4.75% (10.41%)	4/16/2025	7,277	6,766	5,264	1.4%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 5.75% (11.39%)	6/19/2026	13,011	12,404	13,012	3.4%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.40%)	3/2/2028	4,903	4,888	4,896	1.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 4.00% (9.47%)	1/8/2027	4,974	4,929	4,979	1.3%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.15%)	8/18/2028	8,893	8,888	5,431	1.4%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.15%)	8/18/2028	908	908	554	0.1%
Wilsonart, LLC (b)	Consumer	S+ 3.25% (8.70%)	12/31/2026	7,300	7,297	7,309	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 4.50% (9.84%)	8/1/2030	3,310	3,246	3,328	0.9%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	2,000	1,580	1,720	0.5%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 3.00% (8.47%)	3/9/2027	6,500	5,545	5,564	1.5%
Subtotal Senior Secured First Lien Debt					$801,319	$778,934	205.1%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	S+ 7.25% (12.72%)	6/11/2029	$1,943	$1,924	$1,749	0.5%
Asurion, LLC (b) (f)	Business Services	S+ 5.25% (10.72%)	1/31/2028	9,632	9,404	9,158	2.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Edelman Financial Center, LLC (b) (e)	Financials	S+ 6.75% (12.22%)	7/20/2026	$7,972	$7,932	$7,962	2.1%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.28%)	3/2/2029	1,545	1,494	1,475	0.4%
Subtotal Senior Secured Second Lien Debt					$20,754	$20,344	5.4%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (12.57%)	4/22/2034	$1,410	$1,298	$1,170	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (13.18%)	3/9/2034	1,224	1,142	935	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (14.28%)	7/20/2034	2,100	1,995	1,680	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (12.11%)	10/15/2029	2,500	2,321	2,231	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (13.65%)	1/20/2030	2,000	1,782	1,543	0.4%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 7.65% (13.29%)	8/15/2032	2,000	1,966	1,941	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (13.56%)	10/23/2034	1,000	982	948	0.2%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	S+ 8.03% (13.69%)	1/15/2034	5,150	4,966	4,711	1.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (14.41%)	4/15/2033	1,000	887	821	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (13.40%)	10/20/2034	2,500	2,433	2,390	0.6%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (11.75%)	5/6/2030	3,000	2,746	2,504	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (13.25%)	7/25/2035	3,000	2,745	2,876	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (14.16%)	1/18/2032	2,000	1,906	1,569	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (12.04%)	10/15/2031	2,500	2,312	2,089	0.6%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	S+ 6.82% (12.50%)	4/20/2033	4,500	4,412	4,213	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (13.16%)	10/20/2034	3,000	2,867	2,748	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (13.27%)	6/20/2034	3,000	2,929	2,769	0.7%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (13.53%)	7/20/2035	3,460	3,198	3,322	0.9%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (11.34%)	4/26/2031	2,200	2,098	1,936	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (12.43%)	4/20/2033	2,000	1,915	1,738	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (13.32%)	10/15/2034	1,500	1,433	1,298	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (13.75%)	2/20/2033	1,455	1,443	1,315	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (12.73%)	7/20/2034	1,500	1,461	1,372	0.4%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (11.63%)	1/23/2029	4,000	3,684	3,310	0.9%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (11.74%)	7/25/2030	2,400	2,122	1,701	0.4%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (11.43%)	10/26/2031	1,000	914	726	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (12.61%)	7/16/2032	$3,000	$2,799	$2,600	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.84%)	10/25/2034	3,000	2,948	2,746	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (13.06%)	7/20/2032	1,500	1,452	1,412	0.4%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (13.21%)	7/19/2034	3,000	2,921	2,568	0.7%
Venture CDO, Ltd. 16-25A E	Diversified Investment Vehicles	S+ 7.20% (12.88%)	4/20/2029	2,000	1,955	1,668	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	S+ 7.63% (13.29%)	4/15/2033	4,995	4,964	4,628	1.2%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.81%)	4/15/2034	3,000	2,922	2,548	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (13.53%)	1/15/2031	3,000	2,568	1,897	0.6%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (10.18%)	7/15/2032	3,000	2,761	2,759	0.7%
Subtotal Collateralized Securities					$83,247	$76,682	20.2%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$616	0.2%
Avaya Holdings Corp.	Technology			17	244	121	0.0%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.2%
Subtotal Equity/Other					$2,774	$1,728	0.4%

TOTAL INVESTMENTS					$908,094	$877,688	231.1%
(a) The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") which resets daily. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b) SLF's investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c) Percentages are based on SLF members' capital as of December 31, 2023.
(d) SLF has various unfunded commitments to portfolio companies.
(e) SLF's investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f) SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

SLF had $0.4 million of unfunded commitments on delayed draw term loans as of December 31, 2023.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Below is certain summarized financial information for SLF as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023:

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $990,003 and $908,094, respectively)	$966,167	$877,688
Cash and other assets	71,950	68,917
Total assets	$1,038,117	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,525 and $1,695, respectively)	$558,975	$481,805
Secured borrowings	24,974	39,959
Other liabilities	65,882	45,124
Total Liabilities	$649,831	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$388,286	$379,717

Total liabilities and members’ capital	$1,038,117	$946,605

Selected Statements of Operations Information	For the three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$25,995	$22,572

Operating expenses:
Interest and credit facility financing expenses	10,453	9,755
Other expenses	595	576
Total expenses	11,048	10,331

Net investment income	14,947	12,241

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	2,203	4,539

Net increase (decrease) in members’ capital resulting from operations	$17,150	$16,780

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Note 4 - Related Party Transactions
Investment Advisory Agreement
On October 2, 2023, the Board of Directors approved an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of the Investment Advisory Agreement, dated September 23, 2020, by and between the Company and the Adviser. The Amended and Restated Investment Advisory Agreement went into effect on January 24, 2024 when the Mergers closed.
Pursuant to the Amended and Restated Investment Advisory Agreement, the Company pays the Adviser a fee for investment advisory and management services consisting of two components - a base management fee (the “Management Fee”) and an incentive fee, which consists of two components (together, the “Incentive Fee”).
Each of the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement are discussed further below.
Management Fee
The Management Fee is payable quarterly in arrears and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters, where gross assets includes the total assets of the Company, including any borrowings for investment purposes.
Prior to the Mergers, under the Investment Advisory Agreement, the Management Fee for each quarter was calculated as follows:
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
After a liquidity event, the Management Fee payable under the Investment Advisory Agreement was calculated at an annual rate of 1.50% of the Company’s average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of the Company’s average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1 of debt outstanding for each $1 of equity), and provided further that for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser will irrevocably waive Management Fees in excess of 0.5% of the Company’s average gross assets. Any fees waived under the Investment Advisory Agreement are not subject to reimbursement to the Adviser.
Under the Amended and Restated Investment Advisory Agreement, effective upon the closing of the Mergers on January 24, 2024, (i) the Management Fee increased to an annual rate of 1.50% of the Company’s average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of the Company’s average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1.0 of debt outstanding for each $1.0 of equity).
As of March 31, 2024 and December 31, 2023, $10.6 million and $1.1 million was payable to the Adviser for Management Fees, respectively.
For the three months ended March 31, 2024 and 2023, the Company incurred $10.6 million and $1.0 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
Incentive Fee
The Company will also pay the Adviser an Incentive Fee consisting of two parts, which are described below. Notwithstanding anything herein to the contrary, the Adviser waived all Incentive Fees for the period from January 7, 2021 (commencement of operations) to December 31, 2023.
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
Prior to the Mergers, under the Investment Advisory Agreement, the incentive fee on income for each quarter was calculated as follows:

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
Prior to the Mergers, for any period ending after the closing of a liquidity event, the incentive fee on income for each quarter was calculated as follows:

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
Under the Amended and Restated Investment Advisory Agreement, effective upon the closing of the Mergers on January 24, 2024, the incentive fee on income increased to a catch-up of 1.8175% (7.27% annualized) and 17.5% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds the catch-up, with the preferred return to investors each quarter remaining the same as under the Investment Advisory Agreement. In addition, Pre-Incentive Fee Net Investment Income does not include any amortization or accretion to interest income resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers.
For the three months ended March 31, 2024, the Company incurred $8.7 million in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the three months ended March 31, 2023, the Company incurred $1.8 million in incentive fees on income under the Investment Advisory Agreement, none of which was payable to the Adviser.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on cumulative realized capital gains of the Company net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). Prior to the Mergers, and prior to a liquidity event, this fee equaled 15% of the Company’s incentive fee capital gains, which equals realized capital gains of the Company on a cumulative basis from the date of the Company’s election to be regulated as a BDC, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations. Following a liquidity event, the incentive fee on capital gains during operations equals 17.5% of the Company’s incentive fee capital gains calculated as described above, on a cumulative basis from the date of the Company’s election to be regulated as a BDC.
Under the Amended and Restated Investment Advisory Agreement, effective upon the closing of the Mergers on January 24, 2024, the incentive fee on capital gains increased to 17.5% of our incentive fee capital gains calculated as under the Investment Advisory Agreement for periods ending after the date of the Amended and Restated Investment Advisory Agreement, on a cumulative basis from the date of our election to be regulated as a BDC. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital appreciation or depreciation does not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers.

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
For the three months ended March 31, 2024 and 2023, the Company accrued $0 and $0, respectively, in incentive fees on capital gains in accordance with U.S. GAAP.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of March 31, 2024 and December 31, 2023, $0.9 million and $1.2 million was payable to BSP under the Administration Agreement, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
For the three months ended March 31, 2024 and 2023, the Company incurred $0.7 million and $0.3 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of March 31, 2024, the aggregate principal amount outstanding of the senior securities issued by the Company was $1.5 billion and the Company’s asset coverage was 228%.
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
For the period ended March 31, 2024
(Unaudited)
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
The MS Credit Facility was refinanced into the JPM Credit Facility (defined below) on October 4, 2023. As a result of the refinancing to the JPM Credit Facility, the Company incurred a realized loss on extinguishment of debt of $1.5 million.
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

The MS Subscription Facility was terminated on March 29, 2023.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
JPM Credit Facility

On October 4, 2023, the Company refinanced the MS Credit Facility into a $400.0 million credit facility with FBCC Jupiter Funding, LLC, a wholly-owned, consolidated special purpose financing subsidiary of the Company, as borrower (“Jupiter Funding”), the Adviser, as portfolio manager, the lenders party thereto, U.S. Bank National Association, as securities intermediary, U.S. Bank Trust Company, National Association as collateral administrator and collateral agent, and JPMorgan Chase Bank, National Association, as administrative agent (the “JPM Credit Facility”). The JPM Credit Facility provides for borrowings through October 4, 2026, and any amounts borrowed under the JPM Credit Facility will mature on October 4, 2027. Borrowings under the JPM Credit Facility will bear interest at a benchmark rate, currently SOFR, plus a margin of 2.75% per annum, which is inclusive of an administrative agent fee. Interest is payable quarterly in arrears. Jupiter Funding will be subject to a non-usage fee of 0.75%, which is inclusive of the administrative agent fee, to the extent the commitments available under the JPM Credit Facility have not been borrowed. Jupiter Funding paid an upfront fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.
Wells Fargo Credit Facility

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a $300.0 million revolving credit facility with the Company, as collateral manager, Funding I, a wholly owned, consolidated special purpose financing subsidiary, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent and collateral custodian (the “Wells Fargo Credit Facility”).
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
Funding I’s obligations under the Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of investments and FBCC’s equity interest in Funding I. The obligations of Funding I under the Wells Fargo Credit Facility are non-recourse to FBCC.
In connection with the Wells Fargo Credit Facility, FBCC and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the Wells Fargo Credit Facility may terminate FBCC in its capacity as collateral manager/portfolio manager under the Wells Fargo Credit Facility. Upon the occurrence of an event of default under the Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable.
FBLC JPM Credit Facility

On January 24, 2024, as a result of the consummation of the Mergers, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, became party to a $400.0 million revolving credit facility with JPMorgan, and U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary (the “FBLC JPM Credit Facility”).
The FBLC JPM Credit Facility provides for borrowings through September 15, 2026, and any amounts borrowed under the FBLC JPM Credit Facility will mature on September 15, 2027. The FBLC JPM Credit Facility has an interest rate of SOFR plus 2.80% (subject to further increases consistent with the terms of the FBLC JPM Credit Facility), which is inclusive of an administrative agent fee. The FBLC JPM Credit Facility will be subject to a non-usage fee to be 0.75%, inclusive of an administrative agent fee. The non-usage fee of 0.75% (inclusive of an administrative agent fee) applies to the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. FBCC and 57th Street are permitted to submit a commitment increase request to up to $800.0 million.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
57th Street’s obligations under the FBLC JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of 57th Street, including its portfolio of investments and FBCC’s equity interest in 57th Street. The obligations of 57th Street under the FBLC JPM Credit Facility are non-recourse to FBCC.
In connection with the FBLC JPM Credit Facility, FBCC and 57th Street have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The FBLC JPM Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the FBLC JPM Credit Facility may terminate FBCC in its capacity as collateral manager/portfolio manager under the FBLC JPM Credit Facility. Upon the occurrence of an event of default under the FBLC JPM Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the FBLC JPM Credit Facility immediately due and payable.
JPM Revolver Facility

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a $505.0 million revolving credit facility with JPMorgan, as administrative agent and as collateral agent, Sumitomo Mitsui Banking Corporation, and Wells Fargo Bank, National Association as syndication agents, as well as other Lender parties (the “JPM Revolver Facility”).
The JPM Revolver Facility provides for borrowings through December 8, 2027, and any amounts borrowed under the JPM Revolver Facility will mature on December 8, 2028. The JPM Revolver Facility is priced at three-month Term SOFR, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 1.98% per annum. Interest is payable quarterly in arrears. The Company will be subject to a non-usage fee of 0.38% to the extent the commitments available under the JPM Revolver Facility have not been borrowed.
In connection with the JPM Revolver Facility, FBCC has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolver Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolver Facility immediately due and payable.

2024 Notes

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a Purchase Agreement (the “2024 Notes Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the sale of $100.0 million aggregate principal amount of 4.85% fixed rate notes due 2024 (the “2024 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2024 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2024 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million, after deducting the Initial Purchaser’s discounts and commissions of approximately $1.2 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2024 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”) between the Company and U.S. Bank Trust Company, National Association, and a Third Supplemental Indenture, dated as of December 5, 2019, between the Company and U.S. Bank Trust Company, National Association. The 2024 Notes will mature on December 15, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes. The 2024 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and U.S. Bank Trust Company, National Association if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

2026 Notes

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a Purchase Agreement (the “2026 Notes Purchase Agreement”) with the initial purchaser listed therein relating to the sale of $300.0 million aggregate principal amount of 3.25% fixed rate notes due 2026 (the “Restricted 2026 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2026 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2026 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Restricted 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2026 Notes were approximately $296.0 million, after deducting the Initial Purchaser’s discounts and commissions and estimated offering expenses. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The Restricted 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), between the Company and U.S. Bank Trust Company, National Association, and a Supplemental Indenture, dated as of March 29, 2021 (the “First Supplemental Indenture”), between the Company and U.S. Bank Trust Company, National Association. The 2026 Notes (as defined below) will mature on March 30, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and U.S. Bank Trust Company, National Association if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the “Unrestricted 2026 Notes” and, together with the Restricted 2026 Notes, the “2026 Notes”), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
The following table represents borrowings as of March 31, 2024:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$304,000	$(1,944)	$302,056
Wells Fargo Credit Facility	8/25/2028	300,000	225,000	—	225,000
FBLC JPM Credit Facility	9/15/2027	400,000	320,000	—	320,000
JPM Revolver Facility	12/8/2028	505,000	232,190	—	232,190
2024 Notes	12/15/2024	100,000	100,000	—	100,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
Total		$2,005,000	$1,481,190	$(1,944)	$1,479,246
The following table represents borrowings as of December 31, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$322,000	$(2,082)	$319,918
Total		$400,000	$322,000	$(2,082)	$319,918

The weighted average annualized interest cost for all facility borrowings and unsecured notes for the three months ended March 31, 2024 and 2023 was 8.54% and 7.43%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for the three months ended March 31, 2024 and 2023 was $1.2 billion and $0.4 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the three months ended March 31, 2024 and 2023 was $1.6 billion and $0.4 billion, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2024 and December 31, 2023, the Company had short-term borrowings outstanding of $0.0 and $0.0, respectively. For the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $0.0 and $0.5 million, respectively, in connection with short-term borrowings. For the three months ended March 31, 2024, the Company did not have short term borrowings. For the three months ended March 31, 2023, the Company had an average outstanding balance of short-term borrowings of $23.4 million and bore interest at a weighted average rate of 0.02%.
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

As of March 31, 2024 and December 31, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

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

As of March 31, 2024 and December 31, 2023, the Company had secured borrowings outstanding of $30.8 million and $33.3 million, respectively. For the three months ended March 31, 2024 the Company recorded interest expense of $0.5 million in connection with secured borrowings. For the three months ended March 31, 2024, the Company had an average outstanding balance of secured borrowings of $32.4 million and bore interest at a weighted average rate of 6.67%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
The following table represents interest and debt fees for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	S + 2.75%	0.75%	$6,375	$138	$323
Wells Fargo Credit Facility	(3)	(4)	3,481	—	82
FBLC JPM Credit Facility	(5)	(6)	4,803		231
JPM Revolver Facility	(7)	0.38%	3,850	—	174
2024 Notes	4.85%	n/a	916	—	—
2026 Notes	3.25%	n/a	1,889	—	—
Secured borrowings	S + 3.60%	n/a	538	131	—
Total			$21,852	$269	$810
(1) Amortization of deferred financing costs.
(2) Includes non-usage fees, custody fees, and administrative agent fees.
(3) From January 24, 2024 through March 31, 2024, the Wells Fargo Credit Facility had an interest rate of daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.75% per annum.
(4) From January 24, 2024 through March 31, 2024, the non-usage fee per annum was 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance.
(5) From January 24, 2024 through March 31, 2024, the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.80% per annum, inclusive of an administrative agent fee of 0.20%.
(6) From January 24, 2024 through March 31, 2024, the non-usage fee per annum was 0.75%, inclusive of an administrative fee of 0.20%.
(7) From January 24, 2024 through March 31, 2024, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.

With respect to all of the FBLC borrowings assumed by the Company, interest expense was calculated and disclosed for the period from January 24, 2024 to March 31, 2024. No prior expense was disclosed on the FBLC facilities.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
At March 31, 2024, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2024 and 2023, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of March 31, 2024	Fair Value as of March 31, 2024
JPM Credit Facility	3	$304,000	$304,000
Wells Fargo Credit Facility	3	225,000	225,000
FBLC JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	232,190	232,190
2024 Notes	3	100,000	98,526
2026 Notes	3	300,000	281,169
Total		$1,481,190	$1,460,885

	Level	Carrying Amount as of December 31, 2023	Fair Value as of December 31, 2023
JPM Credit Facility	3	$322,000	$322,000
Total		$322,000	$322,000
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2024, the Company had unfunded commitments on delayed draw term loans of $179.1 million, and unfunded commitments on revolver term loans of $147.6 million. As of December 31, 2023, the Company had unfunded commitments on delayed draw term loans of $34.3 million, and unfunded commitments on revolver term loans of $42.2 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of March 31, 2024, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,309
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,968	4,720
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	441
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	4,574	1,715
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,505	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,864
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	6,020	6,020
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	22,639	22,639
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Capstone Logistics	Senior Secured First Lien Debt	Revolver	1,804	1,804
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,439

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	$3,361	$2,173
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,262	2,262
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	4,372	3,004
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,512
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,787
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	18,408	9,205
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	6,786	6,786
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,505	1,505
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,797	1,479
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	3,243
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,022	2,022
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	2,066
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	2,028	2,028
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	1,993	1,993
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	1,520
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,471	17,856
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	1,765
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	744
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	849
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
Norvax, LLC	Senior Secured First Lien Debt	Revolver	1,152	1,152
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	584	584
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,102	7,898
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	387
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	35,000	15,000
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	20,000
Premiere Global Services, Inc.	Senior Secured First Lien Debt	Revolver	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed Draw	8,924	3,274
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver	1,762	1,639
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	$5,074	$5,074
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	4,608
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	1,261
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	13,399	5,949
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,850	2,850
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	2,894
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	9,138	7,798
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,126	9,350
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	6,266	6,266
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,634	486
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	540	540
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	6,045	15
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	4,767
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	16,004	16,004
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$431,912	$326,727
As of December 31, 2023, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$533	$533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,637	1,637
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,745	740
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,024	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	$1,323	$1,323
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,450	995
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,851	1,851
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	634
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,480	2,737
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	922
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	660	660
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,323	6,281
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	265
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,572
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	1,057	1,057
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	1,057	1,057
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,902	2,267
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	395
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	142
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,398
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	259
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	773
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,232	675
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,771	3,311
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	145
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	5
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	$5,304	$5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$95,511	$76,471
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Indemnifications
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that may result in the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such events are remote.
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of March 31, 2024 and as of December 31, 2023, excluding the impact of net assets acquired as a result of the Mergers:

	As of March 31, 2024		As of December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$900	$375,461	$900
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$900	$452,961	$900
Capital Drawdowns
For the three months ended March 31, 2024, there were no capital drawdowns of Common Stock. Refer to Note 17 - Merger with FBLC for shares of Common Stock issued in connection with the Mergers.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
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
For the three months ended March 31, 2024, there were no capital drawdowns of Series A Preferred Stock.
The following table summarizes the total shares issued and proceeds, net of offering costs related to capital drawdowns of Series A Preferred Stock for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2023
March 27, 2023	41,353	$41,291
Total Capital Drawdowns	41,353	$41,291

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2024:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2023	26,080,389	$26	$400,332	$(12,239)	$388,119
Net investment income (loss)	—	—	—	49,737	49,737
Net realized gain (loss) from investment transactions	—	—	—	1,283	1,283
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(24,800)	(24,800)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(11,182)	(11,182)
Issuance of shares in connection with the Mergers	110,033,324	110	1,594,151	—	1,594,261
Reinvested dividends	221,360	0	3,342	—	3,342
Balance as of March 31, 2024	136,335,073	$136	$1,997,825	$597	$1,998,558
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2022	24,609,132	$25	$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—	—	12,061	12,061
Net realized gain (loss) from investment transactions	—	—	—	(161)	(161)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,261)	(1,261)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,023)	(1,023)
Distributions to common stockholders	—	—	—	(10,584)	(10,584)
Issuance of common stock, net of issuance costs	532,871	1	8,072	—	8,073
Reinvested dividends	197,903	—	2,994	—	2,994
Balance as of March 31, 2023	25,339,906	$26	$386,623	$(4,132)	$382,517

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
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
The following table reflects the Common Stock activity for the three months ended March 31, 2024:

	Shares	Value
Shares Sold	110,033,324	$1,594,261
Shares Issued through DRIP	221,360	3,342
	110,254,684	$1,597,603
The following table reflects the Common Stock activity for the year ended December 31, 2023:

	Shares	Value
Shares Sold	642,732	$9,686
Shares Issued through DRIP	828,525	12,439
	1,471,257	$22,125
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of March 31, 2024, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of March 31, 2024, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
For the period ended March 31, 2024
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of March 31, 2024 and December 31, 2023, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2024:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2023	77,500	$77,398
Amortization of offering costs	—	5
Ending Balance, March 31, 2024	77,500	$77,403
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	3
Ending Balance, March 31, 2023	77,500	$77,384
Note 11 - Share Repurchase Program

The Company intends to conduct annual tender offers pursuant to its share repurchase program (“SRP”). The Company’s Board of Directors considers the following factors in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

• the effect of such repurchases on the Company's qualification as a RIC (including the consequences of any necessary asset sales);
• the liquidity of the Company's assets (including fees and costs associated with disposing of assets);
• the Company's investment plans and working capital requirements;

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
• the relative economies of scale with respect to the Company's size;
• the Company's history in repurchasing shares or portions thereof;
• the condition of the securities markets.
The Company intends to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

Note 12 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2024 and 2023.

	For the three months ended March 31,
Numerator	2024	2023
Net increase (decrease) in net assets resulting from operations	$26,220	$10,639
Less: cumulative preferred stock dividends	(1,686)	(2,197)
Less: changes in carrying value of redeemable securities	(5)	(3)
Numerator for EPS - income available to common stockholders	$24,529	$8,439

Denominator
Weighted average common shares outstanding	101,246,978	24,648,293
Basic and diluted earnings per share	$0.24	$0.34

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Note 13 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$0.43

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$28.35

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Note 14 — Income Tax Information and Distributions to Stockholders
The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.
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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2023, 2022, and 2021 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.

As of March 31, 2024, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $16.9 million and deferred tax liabilities of $(30.8) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has concluded future reversal of existing temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of March 31, 2024. As a result, no valuation allowance was recorded for the deferred tax assets as of March 31, 2024.

As of December 31, 2023, the Company’s domestic subsidiary had a net operating loss and unrealized gain. As a result, the Company had a deferred tax asset of $6.0 million and a deferred tax liability of $(7.6) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company has concluded future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of December 31, 2023. As a result, no valuation allowance was recorded for the deferred tax assets as of December 31, 2023.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Note 15 - Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Per share data:
Net asset value attributable to common stock, beginning of period	$14.88	$15.13

Results of operations (1)
Net investment income (loss)	0.49	0.49
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.23)	(0.06)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.26	0.43

Accretion to redemption value of Series A redeemable convertible preferred stock (1)(9)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.02)	(0.04)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.24	0.39

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.43)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.43)	(0.43)

Other (3)	(0.03)	0.01
Net asset value attributable to common stock, end of period	$14.66	$15.10

Common shares outstanding at end of period	136,335,073	25,339,906
Total return (4)	1.31%	2.61%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,998,558	$382,517

Ratio of net investment income to average net assets attributable to common stock (5)	18.90%	12.96%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	13.55%	11.61%
Ratio of total net expenses to average net assets attributable to common stock (5)(7)	13.55%	11.13%
Portfolio turnover rate (8)	3.17%	1.70%

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
(6) Ratio of total expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, over average net assets attributable to common stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
(7) Ratio of net expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets attributable to common stock.
(8) Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(9) Rounds to less than $0.01 per share.
Note 16 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the three months ended March 31, 2024:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at March 31, 2024
Control Investments
CRS-SPV, Inc. (2) (5)(6)	Senior Secured First Lien Debt	$—	$—	$45	$(45)	$—	$—	$—
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (2)(4)(6)	Joint Venture	6,843	—	304,934	501	—	(501)	304,934
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)(8)	Equity/Other Investments	—	—	537	1	—	14	552
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (5)(6)	Senior Secured First Lien Debt	19	—	714	(714)	—	—	—
Lakeview Health Holdings, Inc. (2) (5)(6)	Senior Secured First Lien Debt	4	—	227	(227)	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	8,790	—	45,326	(313)	3	(7,791)	37,225
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	782	11,000	24,000	(14,961)	—	(39)	20,000
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	33	—	4,000	(3,993)	—	(7)	—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	1,788	24,500	38,123	63	—	(86)	62,600
Post Road Equipment Finance, LLC (2) (6)	Equity/Other Investments	2,468	32,600	86,699	142	—	(208)	119,233
Siena Capital Finance, LLC (2) (6)	Subordinated Debt	1,321	—	59,500	(4,902)	(8)	(90)	54,500
Siena Capital Finance, LLC (2) (6)	Equity/Other Investments	2,762	—	77,310	127	—	(127)	77,310
WPNT, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$24,810	$68,100	$641,415	$(24,321)	$(5)	$(8,835)	$676,354

Affiliate Investments
CRS-SPV, Inc. (3) (6)	Equity/Other Investments	$—	$—	$1,559	$3	$—	$(3)	$1,559
First Eagle Greenway Fund II, LLC (3)	Equity/Other Investments	—	—	374	1	—	(37)	338
Integrated Efficiency Solutions, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (6)	Senior Secured First Lien Debt	1	—	210	—	—	—	210
Integrated Efficiency Solutions, Inc. (6)	Senior Secured First Lien Debt	20	—	1,407	(1)	—	(2)	1,404

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at March 31, 2024
Integrated Efficiency Solutions, Inc. (6)	Senior Secured Second Lien Debt	$67	$—	$879	$1	$—	$(59)	$821
Lakeview Health Holdings, Inc. (6)	Senior Secured First Lien Debt	1	—	97	—	—	—	97
Lakeview Health Holdings, Inc. (6)	Senior Secured First Lien Debt	—	—	1,112	—	—	(2)	1,110
Lakeview Health Holdings, Inc. (6)	Senior Secured First Lien Debt	—	—	619	1	—	19	639
Lakeview Health Holdings, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	159	—	4,177	—	—	60	4,237
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	236	—	5,473	(710)	—	(702)	4,061
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	879	—	9,202	—	—	(1,969)	7,233
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
ORG GC Holdings, LLC (6)	Senior Secured Second Lien Debt	177	—	4,851	8	—	(28)	4,831
ORG GC Holdings, LLC (6)	Senior Secured First Lien Debt	235	—	10,111	17	—	(17)	10,111
ORG GC Holdings, LLC (6)	Senior Secured First Lien Debt	1	—	—	—	—	—	—
ORG GC Holdings, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other Investments	—	—	960	2	—	(61)	901
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	—	925	2	—	(123)	804
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	—	164	—	—	(21)	143
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	—	4,734	7	—	136	4,877
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, LP (3)	Equity/Other Investments	—	—	8,754	14	—	(1)	8,767
Total Affiliate Investments		$1,776	$—	$55,608	$(655)	$—	$(2,810)	$52,143
Total Control & Affiliate Investments		$26,586	$68,100	$697,023	$(24,976)	$(5)	$(11,645)	$728,497
—–—–—–—–—–
*    Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category. Includes investments acquired in connection with the Mergers.
**    Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.
(1)The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.
(2)This investment was not deemed significant under Regulation S-X as of March 31, 2024.
(3)Investment is non-income producing at March 31, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
(4)The Company and CCLF are the members of SLF, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each the Company and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control SLF for purposes of the 1940 Act or otherwise.
(5)Investment no longer held as of March 31, 2024.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of (0.3) million.
(8)See Note 3 - Fair Value of Financial Instruments and the relevant portfolio company audited financial statements for additional disclosure

Dividends and interest for the three months ended March 31, 2024 attributable to Controlled and Affiliated investments no longer held as of March 31, 2024 were $23.4 thousand.
Realized gain (loss) for the three months ended March 31, 2024 attributable to Controlled and Affiliated investments no longer held as of March 31, 2024 was $(0.1) thousand.
Change in unrealized gain (loss) for the three months ended March 31, 2024 attributable to Controlled and Affiliated investments no longer held as of March 31, 2024 was $0.0 thousand.

The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2023:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain	Fair Value at December 31, 2023
Control Investments
Post Road Equipment Finance, LLC (2)	Equity/Other	$2,700	$30,742	$1,883	$—	$—	$(25)	$32,600
Post Road Equipment Finance, LLC (2)	Subordinated Debt	1,237	6,914	5,029	(987)	—	44	11,000
Post Road Equipment Finance, LLC (2)	Subordinated Debt	3,205	24,500	11	—	—	(11)	24,500
Total Control Investments		$7,142	$62,156	$6,923	$(987)	$—	$8	$68,100
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
For the period ended March 31, 2024
(Unaudited)
Note 17 - Merger with FBLC

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

    The Merger was accounted for as an asset acquisition of FBLC by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805, Business Combinations, with the fair value of total consideration paid, including transaction costs, in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition was allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. As a result, the purchase price premium was allocated to the cost basis of the FBLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the Merger. The Company will be the accounting survivor of the Mergers. The purchase premium allocated to the debt investments acquired will amortize over the life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized depreciation on such investment acquired through its ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired. The Merger constitutes an integrated plan of the type contemplated in Internal Revenue Service Revenue Ruling 2001-46 and will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The Company has carried forward the historical cost basis of FBLC investments for tax purposes. As a result of the Merger, the Company is subject to an annual limit on its use of some of its unrealized capital losses to offset capital gains in future periods. If those losses are realized and the limitation prevents the Company from using any of those losses in a future period, those capital losses will be available to offset capital gains in subsequent periods. Additionally, net operating losses of one of the Company’s domestic subsidiaries is subject to an annual limitation. Losses subject to limitation will be available in subsequent periods.

The following table summarizes the allocation of consideration paid to the assets acquired and liabilities assumed as a result of the Mergers:

Common Stock issued by the Company	$1,594,261
Transaction costs	4,623
Consideration Paid	$1,598,884

Investments	$2,814,321
Cash and cash equivalents	58,478
Other Assets	48,585
Total Assets Acquired	$2,921,384

Debt	$1,286,190
Other Liabilities	40,933
Total liabilities acquired	$1,327,123
Total net assets acquired	$1,594,261

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2024
(Unaudited)
Note 18 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Capital Call

On April 24, 2024, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 61,058 shares of the Company’s Common Stock for an aggregate offering price of approximately $0.9 million.

Notes Issuance

On April 29, 2024, the Company entered into a purchase agreement (the “Purchase Agreement”) by and among the Company, the Adviser, Benefit Street Partners L.L.C. and J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (the “Initial Purchasers”), in connection with the issuance and sale of $300.0 million aggregate principal amount of the Company’s 7.20% Notes due 2029 (the “2029 Notes”) in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. The 2029 Notes were issued on May 6, 2024, pursuant to the 2021 Indenture, between the Company and U.S. Bank Trust Company, National Association, and a Third Supplemental Indenture, dated as of May 6, 2024 (the “Third Supplemental Indenture”), between the Company and U.S. Bank Trust Company, National Association.

The 2029 Notes were issued at 98.91% of their par value with a coupon at 7.20%. Interest on the 2029 Notes is payable semi-annually on June 15 and December 15 of each year commencing on December 15, 2024. The 2029 Notes will mature on June 15, 2029. The 2029 Notes offering closed on May 6, 2024.

Distribution Declarations

On May 7, 2024, the Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around May 13, 2024 to stockholders of record as of May 7, 2024.

On May 7, 2024, the Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around May 13, 2024 to stockholders of record as of May 7, 2024.

Shares Repurchase Program
On February 29, 2024, the Company offered to purchase up to approximately 2.7 million shares of its common stock pursuant to its SRP at a price equal to $14.49 per share. The offer expired on April 9, 2024. On May 7, 2024, the Company purchased 2.7 million shares of its common stock for aggregate consideration of $38.8 million pursuant to the limitations of the SRP as detailed in Note 11 - Share Repurchase Program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Franklin BSP Capital Corporation (the "Company," "FBCC," "we," “us,” or "our") and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, Franklin BSP Capital Adviser L.L.C. (the “Adviser”).
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2024, 79.5% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of March 31, 2024, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of March 31, 2024, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

On January 24, 2024, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Lending Corporation, a Maryland corporation (“FBLC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and our direct wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. In connection therewith, Merger Sub merged with and into FBLC (the “Merger”), with FBLC continuing as the surviving company and as our wholly-owned subsidiary, followed by FBLC merging with and into us (together with the Merger, the “Mergers”), and with us continuing as the surviving company. See Note 17 - Merger with FBLC for further information regarding the Mergers.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At March 31, 2024:
Investment Portfolio	$3,476,614
Net assets attributable to common stock	1,998,558
Debt (net of deferred financing costs)	1,479,246
Secured borrowings	30,758
Net asset value per share attributable to common stock	14.66

Portfolio Activity for the Three Months Ended March 31, 2024:
Purchases during the period	67,114
Sales, repayments, and other exits during the period	153,894
Number of portfolio companies at end of period	145

Operating Results for the Three Months Ended March 31, 2024:
Net investment income (loss) per share	0.49
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.26
Net investment income (loss)	49,737
Net realized and unrealized gain (loss)	(23,517)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	24,018
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

During the three months ended March 31, 2024, we made $67.1 million of investments in new portfolio companies and had $153.9 million in aggregate amount of sales and repayments, resulting in net investments of $(86.8) million for the period, excluding any impact from the Mergers. The total portfolio of debt investments at fair value consisted of 95.0% bearing variable interest rates and 5.0% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2024 was as follows:

	March 31, 2024
	Percentage of Total Portfolio(4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	74.9%	12.1%
Senior Secured Second Lien Debt	4.6	15.7
Subordinated Debt	3.9	12.8
Debt Subtotal	83.4%	12.3%
Collateralized Securities (2)	0.5	20.4
Equity/Other (3)	7.3	8.3
FBLC Senior Loan Fund LLC (3)	8.8	9.0
Total	100.0%	11.8%
(1) Includes the effect of the amortization or accretion of loan premiums or discounts.
(2) Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with Accounting Standards Codification ("ASC") Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).
(3) Weighted average current yield for Equity/Other may be based on actual or annualized income, where applicable.
(4) As of March 31, 2024, FBLC Senior Loan Fund, LLC's holdings consisted of 91.6% senior secured debt, of which 89.5% represented senior secured first lien debt. As of March 31, 2024, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.6% and 2.2% of our total portfolio, respectively. As of March 31, 2024, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.4% and 3.4% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of March 31, 2024 would be as follows:

March 31, 2024
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.0%
Senior Secured Second Lien Debt	4.5
Senior Secured - Subtotal	96.5%
Collateralized Securities	2.0
Equity/Other	1.5
Total	100.0%
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

The weighted average risk rating of our investments based on fair value was 2.3 and 2.3 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 we had six portfolio companies on non-accrual with a total amortized cost of $45.7 million and fair value of $35.6 million, which represented 1.3% and 1.0% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, we had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers; whereby, we acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of March 31, 2024, we and CCLF owned 79.9% and 20.1%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of March 31, 2024, our investment in SLF consisted of equity contributions of $304.9 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of March 31, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	March 31, 2024	December 31, 2023
	(Unaudited)
Total assets	$1,038,117	$946,605
Total investments (1)	$966,167	$877,688
Weighted Average Current Yield for Total Portfolio (2)	10.7%	11.0%
Number of Portfolio companies in SLF	186	172
Largest portfolio company investment (1)	$19,811	$19,838
Total of five largest portfolio company investments (1)	$85,254	$82,467
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $990,003 and $908,094, respectively)	$966,167	$877,688
Cash and other assets	71,950	68,917
Total assets	$1,038,117	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,525 and $1,695, respectively)	$558,975	$481,805
Secured borrowings	24,974	39,959
Other liabilities	65,882	45,124
Total Liabilities	$649,831	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$388,286	$379,717

Total liabilities and members’ capital	$1,038,117	$946,605

Selected Statements of Operations Information	For the three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$25,995	$22,572

Operating expenses:
Interest and credit facility financing expenses	10,453	9,755
Other expenses	595	576
Total expenses	11,048	10,331

Net investment income	14,947	12,241

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	2,203	4,539

Net increase (decrease) in members’ capital resulting from operations	$17,150	$16,780

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
Our operating results for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Total investment income	$96,550	$22,424
Expenses, net of incentive fee waiver	46,487	10,155
Income tax expense, including excise tax	326	208
Net investment income (loss)	$49,737	$12,061

Investment Income

Investment income increased from $22.4 million for the three months ended March 31, 2023 to $96.6 million for the three months ended March 31, 2024. The increase is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $2.8 billion of FBLC’s investments at fair value on January 24, 2024, as well as rising base rates on our variable rate portfolio, which represents 95.0% of our portfolio as of March 31, 2024. As a result of the Mergers, our investment portfolio at amortized cost increased to $3.5 billion as of March 31, 2024 from $769.0 million as of December 31, 2023. PIK income from investments also increased from $0.3 million for the three months ended March 31, 2023 to $4.3 million for the three months ended March 31, 2024. Fee and other income, included within total investment income, decreased from $0.3 for the three months ended March 31, 2023 to $0.1 for the three months ended March 31, 2024, primarily due to an decrease in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Management fees	$10,557	$1,004
Incentive fee on income	8,655	1,809
Interest and debt fees	22,931	7,976
Professional fees	2,043	512
Other general and administrative	1,724	456
Administrative services	246	58
Directors' fees	331	149
Incentive fee waiver	—	(1,809)
Expenses, net of incentive fee waiver	$46,487	$10,155
Management Fees

Management Fees increased from $1.0 million for the three months ended March 31, 2023 to $10.6 million for the three months ended March 31, 2024. The increase in management fees from March 31, 2023 to March 31, 2024 was driven by an increase in our asset base due to the Mergers with FBLC. Total assets increased from $831.7 million as of December 31, 2023 to $3.7 billion as of March 31, 2024.

Incentive Fees

Incentive Fees increased from $1.8 million (all of which were waived by the Adviser) for the three months ended March 31, 2023 to $8.7 million for the three months ended March 31, 2024. The increase in incentive fees from March 31, 2023 to March 31, 2024 was driven by an increase in pre-incentive fee net investment income due to the Mergers with FBLC.

Interest and debt fees

Interest and debt fees increased from $8.0 million for the three months ended March 31, 2023 to $22.9 million for the three months ended March 31, 2024. The increase is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $1.2 billion of FBLC’s debt on January 24, 2024 as well as an increase in base interest rates of our variable rate debt. The average daily debt outstanding for facility borrowings and unsecured notes for the three months ended March 31, 2023 was $380.5 million compared to $1.2 billion for the three months ended March 31, 2024. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the three months ended March 31, 2024 and 2023 were 8.54% and 7.43%, respectively.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $1.0 million for the three months ended March 31, 2023 to $3.8 million for the three months ended March 31, 2024. The increase in professional fees and other general and administrative expenses from March 31, 2023 to March 31, 2024 was primarily driven by an increase in costs associated with servicing a larger investment portfolio due to the Mergers with FBLC.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Net realized gain (loss)
Control Investments	$(5)	$—
Non-affiliate investments	1,288	(161)
Total net realized gain (loss)	1,283	(161)

Net change in unrealized appreciation (depreciation) on investments
Control investments	(8,835)	(7)
Affiliate Investments	(2,810)	—
Non-affiliate investments	(12,864)	(739)
Net change in deferred taxes	(291)	(515)
Total net change in unrealized appreciation (depreciation) on investments	(24,800)	(1,261)
Net realized and unrealized gain (loss)	$(23,517)	$(1,422)

Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2024, we recorded a net realized gain of $1.3 million. The net realized gain was primarily driven by one investment. In February 2024, we fully exited our second lien debt position of Mercury Merger Sub, Inc. which resulted in a realized gain of $0.5 million.

For the three months ended March 31, 2023, we recorded a net realized loss of $(0.2) million. The net realized loss was primarily driven by one investment. In March 2023, we fully exited our first lien debt position of Acrisure, LLC which resulted in a realized loss of $(0.1) million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation or depreciation is the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

For the three months ended March 31, 2024, we recorded unrealized appreciation of $8.3 million on 60 portfolio company investments, which was offset by $32.8 million of unrealized depreciation on 226 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of a small number of portfolio companies.

For the three months ended March 31, 2023, we recorded unrealized appreciation of $1.7 million on 32 portfolio company investments which was offset by $2.4 million of unrealized depreciation on 90 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation primarily resulted from overall price declines across our portfolio and the reversal of unrealized appreciation in 2022. Additionally, $0.5 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by market volatility during 2023.
Supplemental Information
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
The Merger was accounted for as an asset acquisition of FBLC by us in accordance with the asset acquisition method of accounting as detailed in ASC 805, Business Combinations, with the fair value of total consideration paid, including transaction costs, in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. The consideration paid to FBLC stockholders was more than the aggregate fair value of the assets acquired and liabilities assumed, which resulted in a purchase price premium. The purchase premium was allocated to the cost basis of the FBLC investments acquired by the Company on a pro-rata basis based on their relative fair values as of the effective time of the Merger. The purchase premium allocated to the debt investments acquired will amortize over the life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized depreciation on such investment acquired through its ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, the Company will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired. Any adjustments to the cost basis of the acquired FBLC investments derived from the accounting treatment of the Mergers will be excluded from the incentive fee calculation.
As a supplement to our financial results reported in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned purchase premium and the ongoing amortization thereof, as determined in accordance with U.S. GAAP. The non-GAAP financial measures include (i) adjusted net investment income after taxes; and (ii) adjusted net realized and unrealized gains (losses). We believe that the adjustment to exclude the full effect of the purchase premium is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations. Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered as an alternative to U.S. GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

Non-GAAP Supplemental Disclosure:	For the three months ended March 31,
	2024	2023
Net investment income (loss)	$49,737	$12,061
Less: purchase premium and other cost adjustments (1)	(8,929)	—
Adjusted net investment income after taxes	$40,808	$12,061

Net realized and unrealized gains (losses)	$(23,517)	$(1,422)
Less: Net change in unrealized appreciation (deprecation) due to the purchase premium and other cost adjustments (1)	10,135	—
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(1,206)	—
Adjusted net realized and unrealized gains (losses)	$(14,588)	$(1,422)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the period 1/24/2024 to 3/31/2024.

Recent Developments

Capital Call

On April 24, 2024, pursuant to a drawdown notice previously delivered to investors, we issued and sold approximately 61,058 shares of our Common Stock for an aggregate offering price of approximately $0.9 million.

Notes Issuance

On April 29, 2024, we entered into a purchase agreement (the “Purchase Agreement”) by and among us, our Adviser, Benefit Street Partners L.L.C. and J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (the “Initial Purchasers”), in connection with the issuance and sale of $300.0 million aggregate principal amount of our 7.20% Notes due 2029 (the “2029 Notes”) in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. The Purchase Agreement contains customary representations, warranties, indemnification rights and obligations of the parties and termination provisions. The 2029 Notes were issued on May 6, 2024, pursuant to the 2021 Indenture, between the Company and U.S. Bank Trust Company, National Association, and a Third Supplemental Indenture, dated as of May 6, 2024 (the “Third Supplemental Indenture”), between the Company and U.S. Bank Trust Company, National Association.

The 2029 Notes were issued at 98.91% of their par value with a coupon at 7.20%. Interest on the 2029 Notes is payable semi-annually on June 15 and December 15 of each year commencing on December 15, 2024. The 2029 Notes will mature on June 15, 2029. The 2029 Notes offering closed on May 6, 2024.

Distribution Declarations

On May 7, 2024, our Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around May 13, 2024 to stockholders of record as of May 7, 2024.

On May 7, 2024, our Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around May 13, 2024 to stockholders of record as of May 7, 2024.

Shares Repurchase Program
On February 29, 2024, we offered to purchase up to approximately 2.7 million shares of our common stock pursuant to our SRP at a price equal to $14.49 per share. The offer expired on April 9, 2024. On May 7, 2024 we purchased 2.7 million shares of common stock for aggregate consideration of $38.8 million pursuant to the limitations of the SRP as detailed in Note 11 - Share Repurchase Program.
Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of March 31, 2024, we had issued 136.3 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of March 31, 2023, we had issued 25.3 million shares of our Common Stock for net proceeds of $384.8 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of March 31, 2024, we had $114.2 million of cash. For the three months ended March 31, 2024, net cash provided by operating activities was $198.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the three months ended March 31, 2024 was primarily a result of purchases of investments of $67.1 million, offset by sales and repayments of investments of $153.9 million as well as cash received in the Mergers of $58.5 million. As of March 31, 2023, we had $16.4 million of cash. For the three months ended March 31, 2023, net cash provided by operating activities was $5.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the three months ended March 31, 2023 was primarily a result of purchases of investments of $18.6 million, offset by sales and repayments of investments of $13.4 million.

Net cash used in financing activities of $139.6 million during the three months ended March 31, 2024 primarily related to payments on debt of $193.0 million, common stockholder distributions of $7.9 million, and preferred stockholder distributions of $2.2 million partially offset by proceeds from debt of $66.0 million. Net cash used in financing activities of $14.8 million during the three months ended March 31, 2023 primarily related payments on debt of $70.4, repayments on short-term borrowings of $20.8 million, common stockholder distributions of $7.6 million, and preferred stockholder distributions of $1.0 million partially offset by proceeds from issuance of shares of common stock of $8.3 million, proceeds from issuance of shares of preferred stock of $41.3 million and proceeds from short-term borrowings of $35.5 million.
We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of March 31, 2024, we are party to the JPM and Wells Fargo Credit Facilities, which is defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of March 31, 2024, our asset coverage ratio was 228%.
As of March 31, 2024, we had $523.8 million of availability under the JPM Credit Facility, Wells Fargo Credit Facility, FBLC JPM Credit Facility, and JPM Revolver (subject to borrowing base availability), and had approximately $0.9 million of uncalled capital commitments to purchase shares of our Common Stock. As of March 31, 2023, we had $88.5 million of availability under the MS Credit Facility (subject to borrowing base availability), and had approximately $218.3 million of uncalled capital commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Distributions declared	$11,182	$10,584
Distributions paid	$11,195	$10,602
Portion of distributions paid in cash	$7,853	$7,608
Portion of distributions paid in DRIP shares	$3,342	$2,994

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the three months ended March 31,
	2024	2023
Distributions declared	$2,197	$1,023
Distributions paid	$2,197	$1,023
Portion of distributions paid in cash	$2,197	$1,023

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2024 and 2023, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2024 will be reported to stockholders shortly after the end of the calendar year 2024 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2024 and 2023, we incurred $0.7 million and $0.3 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.

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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of March 31, 2024, the aggregate principal amount outstanding of the senior securities issued by us was $1.5 billion and our asset coverage was 228%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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
Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of March 31, 2024 and December 31, 2023, we had short-term borrowings outstanding of $0.0 and $0.0, respectively. For the three months ended March 31, 2024 and 2023, we recorded interest expense of $0.0 and $0.5 million, respectively, in connection with short-term borrowings. For the three months ended March 31, 2024, the Company did not have outstanding short term borrowing. For the three months ended March 31, 2023, the Company had an average outstanding balance of short-term borrowings of $23.4 million and bore interest at a weighted average rate of 0.02%.

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

As of March 31, 2024, all total return swaps on the Nomura TRS were entered into contemporaneously with our sale of their reference assets. Due to our continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on our consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on our consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on our consolidated statements of assets and liabilities.

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

As of March 31, 2024 and December 31, 2023, we had secured borrowings outstanding of $30.8 million and $33.3 million, respectively. For the three months ended March 31, 2024 and 2023 we recorded interest expense of $0.5 million and $0.0 million, respectively, in connection with secured borrowings. For the three months ended March 31, 2024, we had an average outstanding balance of secured borrowings of $32.4 million and bore interest at a weighted average rate of 6.67%.

Wells Fargo Credit Facility

On January 24, 2024, as a result of the consummation of the Mergers we became party to a $300.0 million revolving credit facility with us as collateral manager, Funding I, a wholly owned, consolidated special purpose financing subsidiary, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank Trust Company, National Association, as collateral agent and collateral custodian (the “Wells Fargo Credit Facility”).
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
Funding I’s obligations under the Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of investments and FBCC’s equity interest in Funding I. The obligations of Funding I under the Wells Fargo Credit Facility are non-recourse to FBCC.

In connection with the Wells Fargo Credit Facility, FBCC and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the Wells Fargo Credit Facility may terminate FBCC in its capacity as collateral manager/portfolio manager under the Wells Fargo Credit Facility. Upon the occurrence of an event of default under the Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable.
FBLC JPM Credit Facility

On January 24, 2024, as a result of the consummation of the Mergers, we through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, became party to a $400.0 million revolving credit facility with JPMorgan, and U.S. Bank Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary (the “FBLC JPM Credit Facility”).
The FBLC JPM Credit Facility provides for borrowings through September 15, 2026, and any amounts borrowed under the FBLC JPM Credit Facility will mature on September 15, 2027. The FBLC JPM Credit Facility has an interest rate of SOFR plus 2.80% (subject to further increases consistent with the terms of the FBLC JPM Credit Facility), which is inclusive of an administrative agent fee. The FBLC JPM Credit Facility will be subject to a non-usage fee to be 0.75%, inclusive of an administrative agent fee. The non-usage fee of 0.75% (inclusive of an administrative agent fee) applies to the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. FBCC and 57th Street are permitted to submit a commitment increase request to up to $800.0 million.
57th Street’s obligations under the FBLC JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of 57th Street, including its portfolio of investments and FBCC’s equity interest in 57th Street. The obligations of 57th Street under the FBLC JPM Credit Facility are non-recourse to FBCC.
In connection with the FBLC JPM Credit Facility, FBCC and 57th Street have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The FBLC JPM Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the FBLC JPM Credit Facility may terminate FBCC in its capacity as collateral manager/portfolio manager under the FBLC JPM Credit Facility. Upon the occurrence of an event of default under the FBLC JPM Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the FBLC JPM Credit Facility immediately due and payable.
JPM Revolver Facility
On January 24, 2024, as a result of the consummation of the Mergers, we became party to a $505.0 million revolving credit facility with JPMorgan, as administrative agent and as collateral agent, N.A., Sumitomo Mitsui Banking Corporation, and Wells Fargo Bank, National Association as syndication agents, as well as other Lender parties (the “JPM Revolver Facility”).
The JPM Revolver Facility provides for borrowings through December 8, 2027, and any amounts borrowed under the JPM Revolver Facility will mature on December 8, 2028. The JPM Revolver Facility is priced at three-month Term SOFR, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 1.98% per annum. Interest is payable quarterly in arrears. We will be subject to a non-usage fee of 0.38% to the extent the commitments available under the JPM Revolver Facility have not been borrowed.
In connection with the JPM Revolver Facility, FBCC has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolver Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM Revolver Facility immediately due and payable.

2024 Notes
On January 24, 2024, as a result of the consummation of the Mergers, we became party to a Purchase Agreement relating to the sale of $100.0 million aggregate principal amount of 4.85% fixed rate notes due December 15, 2024 (the “2024 Notes”). The 2024 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually.
2026 Notes
On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a Purchase Agreement relating to the sale of $300.0 million aggregate principal amount of 3.25% fixed rate notes due March 30, 2026 (the “Restricted 2026 Notes”). The net proceeds from the sale of the Restricted 2026 Notes were approximately $296.0 million. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the "Unrestricted 2026 Notes" and, together with the Restricted 2026 Notes, the 2026 Notes), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes. The 2026 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually.
See Note 5 - Borrowings to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of our borrowings.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2024 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$304,000	$—	$—	$304,000	$—
Wells Fargo Credit Facility (2)	225,000	—	—	225,000	—
FBLC JPM Credit Facility (3)	320,000	—	—	320,000	—
JPM Revolver Facility (4)	232,190	—	—	232,190	—
2024 Notes	100,000	100,000	—	—	—
2026 Notes	300,000	—	300,000	—	—
Total	1,481,190	$100,000	$300,000	$1,081,190	$—
—–—–—–—–—–
(1) As of March 31, 2024, we had $96.0 million in unused borrowing capacity under the JPM Facility, subject to borrowing base limits.
(2) As of March 31, 2024, we had $75.0 million in unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(3) As of March 31, 2024, we had $80.0 million in unused borrowing capacity under the FBLC JPM Credit Facility, subject to borrowing base limits.
(4) As of March 31, 2024, we had $272.8 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2024, we had unfunded commitments on delayed draw term loans of $179.1 million and unfunded commitments on revolver term loans of $147.6 million. As of December 31, 2023, we had unfunded commitments on delayed draw term loans of $34.3 million and unfunded commitments on revolver term loans of $42.2 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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
As of March 31, 2024, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.48% and a fixed rate debt, bearing a weighted average interest rate of 3.65% with a total carrying value (net of deferred financing costs) of $1.5 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 530 Basis Points	$(91,928)
(-) 200 Basis Points	$(34,701)
(-) 100 Basis Points	$(17,351)
(-) 50 Basis Points	$(8,675)
(+) 50 Basis Points	$8,675
(+) 100 Basis Points	$17,351
(+) 200 Basis Points	$34,701

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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2024, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, and/or operating results. The risk described below and the risks in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.1 billion in total assets, (ii) a weighted average cost of funds of 8.54%, (iii) $2.0 billion of debt outstanding (i.e. assumes that the $400 million principal amount of our unsecured notes sold and the full $1.6 billion available to us under our revolving credit facilities are outstanding at March 31, 2024) and (iv) $2.0 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(29.15)%	(18.86)%	(8.56)%	1.73%	12.02%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2024 total assets of at least 4.16%.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS
Information regarding the Company's unregistered sales of equity securities during the three months ended March 31, 2024 has been previously disclosed on Form 8-K filings.

The Company did not repurchase any common stock during the three months ended March 31, 2024.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
a.Exhibits

Exhibit No.	Description
3.1	Form of Certificate of Incorporation (previously filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on September 23, 2020 and incorporated herein by reference).

3.2
Certificate of Designation of Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2021 and incorporated herein by reference).

3.3
Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 and herein incorporated by reference).

4.1
Third Supplemental Indenture, dated as of May 6, 2024, relating to the 7.200% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to Franklin BSP Capital Corporation’s Current Report on Form 8-K filed on May 7, 2024.)

4.2	Form of 7.200% Notes due 2029. (Incorporated by reference to Exhibit 4.2 to Franklin BSP Capital Corporation’s Current Report on Form 8-K filed on May 7, 2024.)

4.3
Registration Rights Agreement, dated as of May 6, 2024, by and among the Company, J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers. (Incorporated by reference to Exhibit 4.4 to Franklin BSP Capital Corporation’s Current Report on Form 8-K filed on May 7, 2024.)

10.1
Amended and Restated Investment Advisory Agreement, dated as of January 24, 2024, by and between Franklin BSP Capital Corporation and Franklin BSP Capital Adviser L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 24, 2024).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 10, 2024

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 10, 2024