Form 10-Q
period 2024-06-30
Franklin BSP Capital Corp
filed 2024-08-13
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to __
Commission file number: 814-01360
FRANKLIN BSP CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2950084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, Suite 4920 New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 588-6770 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2024 was 134,180,850.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2024	2023
Assets:	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $691,851 and $68,050, respectively)	$680,885	$68,100
Affiliate Investments, at fair value (amortized cost of $49,188 and $0, respectively)	46,872	—
Non-Affiliate Investments, at fair value (amortized cost of $2,869,657 and $700,985, respectively)	2,830,263	688,045
Investments, at fair value (amortized cost of $3,610,696 and $769,035, respectively)	3,558,020	756,145
Cash and cash equivalents	64,595	48,541
Restricted cash	17,777	6,681
Interest and dividends receivable	48,730	8,166
Receivable for unsettled trades	13,124	422
Prepaid expenses and other assets	6,245	3,396
Due from broker	7,690	8,336
Total assets	$3,716,181	$831,687

Liabilities:
Debt (net of deferred financing costs of $6,097 and $2,082, respectively)	$1,579,315	$319,918
Secured borrowings	30,758	33,344
Stockholder distributions payable	—	13
Management fees payable	13,943	1,066
Incentive fees on income payable	10,027	—
Accounts payable and accrued expenses	24,318	4,167
Interest and debt fees payable	25,192	6,936
Directors' fees payable	41	175
Other liabilities	742	551
Total liabilities	1,684,336	366,170
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	77,407	77,398
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 134,244,259 issued and outstanding at June 30, 2024, and 26,080,389 issued and outstanding at December 31, 2023	134	26
Additional paid in capital	1,967,490	400,332
Total distributable earnings (loss)	(13,186)	(12,239)
Total net assets attributable to common stock	1,954,438	388,119
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$3,716,181	$831,687

Net asset value per share attributable to common stock	$14.56	$14.88
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Investment income:
From control investments:
Interest income	$5,828	$1,114	$18,565	$2,098
Dividend income	12,530	675	24,603	1,350
Fee and other income	—	2	—	3
Total investment income from control investments	18,358	1,791	43,168	3,451
From affiliate investments:
Interest income	1,111	—	2,887	—
Dividend income	200	—	200	—
Fee and other income	1	—	1	—
Total investment income from affiliate investments	1,312	—	3,088	—
From non-affiliate investments:
Interest income	83,356	21,154	152,042	41,475
Dividend income	33	33	67	67
Fee and other income	596	553	702	861
Total investment income from non-affiliate investments	83,985	21,740	152,811	42,403
Interest from cash and cash equivalents	970	313	2,108	414
Total investment income	104,625	23,844	201,175	46,268
Operating expenses:
Management fees	13,761	1,039	24,318	2,043
Incentive fee on income	9,368	2,045	18,023	3,854
Interest and debt fees	28,280	7,627	51,211	15,603
Professional fees	1,765	511	3,808	1,023
Other general and administrative	1,393	456	3,117	912
Administrative services	224	91	470	149
Directors' fees	268	274	599	423
Total expenses before incentive fee waiver	55,059	12,043	101,546	24,007
Incentive fee waiver	—	(2,045)	—	(3,854)
Expenses, net of incentive fee waiver	55,059	9,998	101,546	20,153
Net investment income (loss) before income taxes	49,566	13,846	99,629	26,115
Income tax expense, including excise tax	889	210	1,215	418
Net investment income (loss)	48,677	13,636	98,414	25,697

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	2	—	(3)	—
Affiliate investments	362	—	362	—
Non-affiliate investments	(114)	31	1,174	(130)
Total net realized gain (loss)	250	31	1,533	(130)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments
Control investments	(2,181)	(2)	(11,016)	(9)
Affiliate investments	494	—	(2,316)	—
Non-affiliate investments	(13,590)	(2,196)	(26,454)	(2,935)
Net change in deferred taxes	(738)	0 (1)	(1,029)	(515)
Total net change in unrealized appreciation (depreciation) on investments	(16,015)	(2,198)	(40,815)	(3,459)
Net realized and unrealized gain (loss)	(15,765)	(2,167)	(39,282)	(3,589)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$32,912	$11,469	$59,132	$22,108
Accretion to redemption value of Series A redeemable convertible preferred stock	(4)	(4)	(9)	(7)
Accrual of Series A redeemable convertible preferred stock distributions	(1,687)	(2,197)	(3,884)	(3,220)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$31,221	$9,268	$55,239	$18,881

Per share information
Net investment income (loss)	$0.36	$0.54	$0.81	$1.03
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.24	$0.45	$0.49	$0.89
Basic and diluted earnings (loss) per share	$0.23	$0.36	$0.46	$0.71
Weighted average common shares outstanding	135,058,646	25,464,807	121,176,065	25,058,806
_______________
(1) Less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2024	2023
Operations:
Net investment income (loss)	$98,414	$25,697
Net realized gain (loss) from investments	1,533	(130)
Net change in unrealized appreciation (depreciation) on investments	(39,786)	(2,944)
Net change in deferred taxes	(1,029)	(515)
Accretion to redemption value of Series A redeemable convertible preferred stock	(9)	(7)
Accrual of Series A redeemable convertible preferred stock distributions	(3,884)	(3,220)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	55,239	18,881
Stockholder distributions:
Common stockholder distributions	(56,186)	(21,479)
Net decrease in net assets attributable to common stock from stockholder distributions	(56,186)	(21,479)
Capital share transactions:
Issuance of common stock, net of issuance costs	900	8,073
Issuance of common stock in connection with the Mergers	1,594,261	—
Reinvestment of common stockholder distributions	13,275	6,068
Repurchases of common stock	(41,170)	—
Net increase in net assets attributable to common stock from capital share transactions	1,567,266	14,141
Total increase (decrease) in net assets attributable to common stock	1,566,319	11,543
Net assets at beginning of period attributable to common stock	388,119	372,421
Net assets at end of period attributable to common stock	$1,954,438	$383,964

Net asset value per share attributable to common stock	$14.56	$15.03
Common shares outstanding at end of period	134,244,259	25,542,837

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$59,132	$22,108
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(10,014)	(1,470)
Net accretion of discount on investments	(15,694)	(998)
Amortization of deferred financing costs	540	598
Amortization of discount on unsecured notes	98	—
Sales and repayments of investments	260,747	21,061
Purchases of investments	(260,977)	(34,823)
Net realized (gain) loss from investments	(1,533)	130
Net change in unrealized (appreciation) depreciation on investments	39,786	2,944
(Increase) decrease in operating assets:
Interest and dividend receivable	458	(1,679)
Receivable for unsettled trades	(11,212)	(837)
Prepaid expenses and other assets	3,224	(255)
Due from broker	647	—
Cash received in the Mergers	58,478	—
(Increase) decrease in operating liabilities:
Management fees payable	10,201	33
Incentive fee on income payable	6,896	—
Accounts payable and accrued expenses	(6,741)	1,097
Interest and debt fees payable	10,277	557
Directors' fees payable	(385)	134
Other liabilities	186	(82)
Net cash provided by (used in) operating activities	144,114	8,518

Financing activities
Repayments on secured borrowings	(2,586)	—
Proceeds from issuance of shares of common stock	900	8,277
Proceeds from issuance of shares of preferred stock	—	41,353
Repurchase of common stock	(41,170)	—
Proceeds from debt	435,724	32,000
Payments on debt	(458,600)	(70,400)
Proceeds from short-term borrowings	—	41,149
Repayments on short-term borrowings	—	(20,792)
Payments of financing costs	(4,424)	—
Common stockholder distributions	(42,924)	(15,431)
Preferred stockholder distributions	(3,884)	(3,220)
Net cash provided by (used in) financing activities	(116,964)	12,936
Net increase (decrease) in cash, cash equivalents and restricted cash	27,150	21,454
Cash, cash equivalents and restricted cash, beginning of period	55,222	26,239
Cash, cash equivalents and restricted cash, end of period	$82,372	$47,693
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
Supplemental information:	2024	2023
Interest and non-usage fees paid during the period	$39,604	$14,366
Taxes, including excise tax, paid during the period	$4,326	$325
Distributions reinvested during the period	$13,275	$6,068
Issuance of shares in connection with Mergers (1)	$1,594,261	$—
(1) On January 24, 2024, in connection with the Mergers (as defined in Note 1 – Organization), the Company acquired net assets of $1,594.3 million for the total stock consideration of $1,598.9 million, inclusive of $4.6 million of transaction costs. For further details, refer to Note 17 – Merger with FBLC.

	As of June 30,
	2024	2023
Cash and cash equivalents	$64,595	$47,693
Restricted cash	17,777	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$82,372	$47,693
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 137.6% (d)
1236904 BC, Ltd. (e) (n) (p)	Software/Services		S+ 7.50% (12.96%), 3/4/2027	$14,624	$14,738	$14,846	0.8%
1236904 BC, Ltd. (e) (p) (q)	Software/Services		S+ 5.61% (10.96%), 3/4/2027	18,133	17,638	17,535	0.9%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (11.61%), 5/7/2027	3,914	3,873	3,885	0.2%
ADCS Clinics Intermediate Holdings, LLC (e)	Healthcare		S+ 6.25% (11.66%), 5/7/2027	126	125	125	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Healthcare		S+ 6.25% (11.66%), 5/7/2026	205	200	192	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n) (p)	Healthcare		S+ 6.25% (11.66%), 5/7/2027	19,094	18,897	18,951	1.0%
Adelaide Borrower, LLC (a) (e) (h)	Software/Services		S+ 6.26%, 3.13% PIK, 5/8/2031	—	(78)	(78)	0.0%
Adelaide Borrower, LLC (a) (e) (h)	Software/Services		S+ 6.26%, 3.13% PIK, 5/8/2031	—	(97)	(98)	0.0%
Adelaide Borrower, LLC (a) (e) (n) (p) (q)	Software/Services		S+ 6.76% (12.09%) 3.38% PIK, 5/8/2030	34,975	34,283	34,290	1.7%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 6.50% (11.94%). 10/2/2028	8,653	8,619	8,653	0.4%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 6.50% (11.94%), 10/2/2028	17,355	17,283	17,355	0.9%
Alera Group Intermediate Holdings, Inc. (e) (h)	Financials		S+ 5.75% (11.08%), 10/2/2028	809	806	809	0.0%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (9.61%), 6/9/2028	2,008	2,003	1,707	0.1%
Arch Global Precision, LLC (e)	Industrials		S+ 4.75% (10.19%), 4/1/2026	2,320	2,324	2,320	0.1%
Arch Global Precision, LLC (e) (h)	Industrials		S+ 4.75% (10.15%), 4/1/2025	731	731	731	0.0%
Arch Global Precision, LLC (e) (p) (q)	Industrials		S+ 4.75% (10.19%), 4/1/2026	7,364	7,375	7,364	0.4%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 6.00% (11.44%), 12/23/2026	2,859	2,848	2,859	0.1%
Arctic Holdco, LLC (e) (p) (q)	Paper & Packaging		S+ 6.00% (11.44%), 12/23/2026	59,725	59,026	59,725	3.1%
Armada Parent, Inc. (e) (h) (n)	Industrials		S+ 5.75% (11.20%), 10/29/2027	3,220	3,173	3,115	0.2%
Armada Parent, Inc. (e) (h)	Industrials		S+ 5.75%, 10/29/2027	—	(27)	(127)	0.0%
Armada Parent, Inc. (e) (n)	Industrials		S+ 5.75% (11.20%), 10/29/2027	63,897	63,081	62,868	3.2%
Avalara, Inc. (e) (n)	Software/Services		S+ 7.25% (12.59%), 10/19/2028	60,192	59,172	60,192	3.1%
Avalara, Inc. (e) (h)	Software/Services		S+ 7.25%, 10/19/2028	—	(35)	—	—%
Aventine Holdings, LLC (e) (n)	Media/Entertainment		S+ 6.00% (11.44%) 4.00% PIK, 6/18/2027	16,038	15,874	15,828	0.8%
Aventine Holdings, LLC (e) (n)	Media/Entertainment		10.25% PIK, 6/18/2027	41,925	41,431	41,280	2.1%
Aventine Holdings, LLC (e) (n) (q)	Media/Entertainment		S+ 6.00% (11.43%) 4.00% PIK, 6/18/2027	40,511	40,089	39,981	2.0%
Axiom Global, Inc. (e) (p) (q)	Business Services		S+ 4.75% (10.17%), 10/1/2026	20,002	20,034	20,002	1.0%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (11.84%), 3/19/2031	9,961	9,815	9,818	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.50%, 3/19/2031	$—	$(52)	$(52)	0.0%
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.50% (11.84%), 3/19/2031	14,489	14,217	14,163	0.7%
BCPE Oceandrive Buyer, Inc. (e) (n)	Healthcare		S+ 6.25% (11.68%), 3.00% PIK 12/29/2028	2,603	2,529	2,374	0.1%
BCPE Oceandrive Buyer, Inc. (e)	Healthcare		S+ 6.00% (11.42%), 12/30/2026	4,984	4,832	4,545	0.2%
BCPE Oceandrive Buyer, Inc. (e) (n) (q)	Healthcare		S+ 6.25% (11.68%), 3.00% PIK 12/29/2028	5,124	4,955	4,673	0.2%
BCPE Oceandrive Buyer, Inc. (e) (n) (q)	Healthcare		S+ 6.25% (11.68%), 3.00% PIK 12/29/2028	30,747	29,744	28,038	1.4%
Capstone Logistics (e)	Transportation		S+ 4.75% (10.19%), 11/12/2027	1,098	1,100	1,098	0.1%
Capstone Logistics (e) (p)	Transportation		S+ 4.75% (10.19%), 11/12/2027	18,723	18,750	18,723	1.0%
Center Phase Energy, LLC (e) (n)	Utilities		S+ 7.00% (12.51%), 6/23/2027	10,305	10,176	10,177	0.5%
Center Phase Energy, LLC (e) (h)	Utilities		S+ 6.50% (12.02%), 6/23/2027	5,055	4,977	4,972	0.3%
Cold Spring Brewing, Co. (e) (p) (q)	Food & Beverage		S+ 4.75% (10.09%), 12/19/2025	5,944	5,952	5,944	0.3%
Communication Technology Intermediate, LLC (e) (h)	Business Services		S+ 5.50% (10.94%), 5/5/2027	1,188	1,178	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Business Services		S+ 5.50% (10.94%), 5/5/2027	25,058	24,970	25,058	1.3%
Communication Technology Intermediate, LLC (e) (n) (q)	Business Services		S+ 5.50% (10.94%), 5/5/2027	8,717	8,699	8,717	0.4%
Community Brands ParentCo, LLC (e) (n)	Software/Services		S+ 5.50% (10.94%), 2/24/2028	9,014	8,889	9,014	0.5%
Corfin Industries, LLC (e)	Industrials		S+ 6.00% (11.42%), 12/27/2027	1,574	1,576	1,574	0.1%
Corfin Industries, LLC (e)	Industrials		S+ 6.00% (11.42%), 12/27/2027	9,581	9,595	9,581	0.5%
Corfin Industries, LLC (e) (p) (q)	Industrials		S+ 6.00% (11.42%), 2/5/2026	16,101	16,124	16,101	0.8%
Cornerstone Chemical, Co. (b) (e)	Chemicals	1/24/2024	10.25%, 2.00% PIK, 9/1/2027	1,262	406	884	0.0%
Coronis Health, LLC (e) (j) (n)	Healthcare		S+ 6.25% (11.58%), 7/27/2029	24,771	23,606	12,757	0.7%
Coronis Health, LLC (e) (j)	Healthcare		S+ 6.25% (11.55%), 7/28/2028	2,001	1,928	1,031	0.1%
Demakes Borrower, LLC (e) (h)	Food & Beverage		S+ 6.25%, 12/12/2029	—	(15)	(114)	0.0%
Demakes Borrower, LLC (e) (n) (p)	Food & Beverage		S+ 6.25% (11.55%), 12/12/2029	17,846	17,455	17,441	0.9%
Division Holding Corp. (n)	Business Services		S+ 4.75% (10.21%), 5/26/2028	3,413	3,387	3,392	0.2%
Dynagrid Holdings, LLC (e) (p)	Utilities		S+ 5.50% (10.98%), 12/18/2025	3,653	3,658	3,653	0.2%
Dynagrid Holdings, LLC (e) (p) (q)	Utilities		S+ 5.50% (10.98%), 12/18/2025	8,920	8,932	8,920	0.5%
Dynagrid Holdings, LLC (e) (q)	Utilities		S+ 5.50% (10.98%), 12/18/2025	13,302	13,320	13,302	0.7%
Eliassen Group, LLC (e) (n)	Business Services		S+ 5.75% (11.08%), 4/14/2028	1,364	1,362	1,364	0.1%
Eliassen Group, LLC (e) (n) (q)	Business Services		S+ 5.75% (11.09%), 4/14/2028	17,063	16,950	17,063	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (11.33%), 10/11/2028	$41,430	$41,430	$40,705	2.1%
Faraday Buyer, LLC (e) (h)	Utilities		S+ 6.00%, 10/11/2028	—	(16)	(98)	0.0%
Faraday Buyer, LLC (e) (n) (p)	Utilities		S+ 6.00% (11.34%), 10/11/2028	8,777	8,583	8,623	0.4%
FGT Purchaser, LLC (e) (h)	Consumer		S+ 5.50% (10.95%), 9/13/2027	1,560	1,551	1,560	0.1%
FGT Purchaser, LLC (e) (n) (p)	Consumer		S+ 5.50% (10.93%), 9/13/2027	30,421	30,323	30,421	1.6%
Florida Food Products, LLC (e) (n)	Food & Beverage		S+ 5.00% (10.46%), 10/18/2028	12,442	12,272	11,287	0.6%
Foresight Energy Operating, LLC (e)	Energy		S+ 8.00% (13.44%), 6/30/2027	1,057	1,059	1,057	0.1%
FR Flow Control Luxco 1 SARL (e) (n)	Industrials		S+ 5.50% (11.10%), 6/28/2026	4,394	4,368	4,394	0.2%
Galway Borrower, LLC (e) (h)	Financials		S+ 5.25%, 9/29/2028	—	(21)	—	—%
Galway Borrower, LLC (e) (h)	Financials		S+ 5.25% (10.68%), 9/30/2028	456	441	456	0.0%
Galway Borrower, LLC (e) (n) (p)	Financials		S+ 5.25% (10.69%), 9/29/2028	43,053	42,927	43,053	2.2%
Geosyntec Consultants, Inc. (e) (n)	Business Services		S+ 5.25% (10.59%), 5/18/2029	9,180	9,115	9,180	0.5%
Geosyntec Consultants, Inc. (e) (n)	Business Services		S+ 5.25% (10.59%), 5/18/2029	38,175	37,700	38,175	2.0%
Geosyntec Consultants, Inc. (e) (h)	Business Services		S+ 5.25%, 5/18/2027	—	(25)	—	—%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom		S+ 3.75%, 4/30/2026	—	—	(18)	0.0%
Green Energy Partners/Stonewall, LLC (e) (n)	Utilities		S+ 6.00% (,11.60%) 11/12/2026	14,637	14,605	14,637	0.7%
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		S+ 5.76%, 2.88% PIK, 4/2/2031	—	(14)	(29)	0.0%
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		S+ 5.75%, 4/2/2031	—	(15)	(15)	0.0%
Ground Penetrating Radar Systems, LLC (e) (n) (p) (q)	Business Services		S+ 5.76% (11.05%), 2.88% PIK, 4/2/2031	8,272	8,152	8,152	0.4%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (11.69%), 12/9/2026	2,164	2,123	2,136	0.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (11.69%), 12/9/2026	4,684	4,595	4,623	0.2%
Hospice Care Buyer, Inc. (e) (h)	Healthcare		S+ 6.50% (11.64%), 12/9/2026	936	923	899	0.0%
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (11.69%), 12/9/2026	3,581	3,512	3,534	0.2%
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (11.69%), 12/9/2026	25,200	24,723	24,872	1.3%
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (11.40%), 12/9/2026	8,526	8,361	8,415	0.4%
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (11.40%), 12/9/2026	6,541	6,414	6,456	0.3%
ICR Operations, LLC (e)	Business Services		S+ 5.25% (10.73%), 11/22/2028	41,292	40,706	40,586	2.1%
ICR Operations, LLC (e)	Business Services		S+ 5.25% (10.74%), 11/22/2028	2,243	2,212	2,205	0.1%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.25% (10.73%), 11/22/2027	3,321	3,269	3,211	0.2%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.25%, 11/22/2027	—	—	(32)	0.0%
Ideal Tridon Holdings, Inc. (e) (h)	Industrials		S+ 6.75%, 4/5/2028	—	—	(20)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Ideal Tridon Holdings, Inc. (e) (p) (q)	Industrials		S+ 6.75% (12.06%), 4/5/2028	$29,864	$29,219	$29,655	1.5%
IG Investments Holdings, LLC (e) (h)	Business Services		S+ 6.00%, 9/22/2027	—	(28)	—	—%
IG Investments Holdings, LLC (e) (n) (p)	Business Services		S+ 6.00% (11.43%), 9/22/2028	25,257	25,031	25,257	1.3%
IG Investments Holdings, LLC (e) (n) (p)	Business Services		S+ 6.00% (11.43%), 9/22/2028	455	452	455	0.0%
IG Investments Holdings, LLC (e) (n) (p)	Business Services		S+ 6.00% (11.33%), 9/22/2028	619	613	619	0.0%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (11.68%), 5/23/2028	12,725	12,549	12,598	0.6%
Indigo Buyer, Inc. (e)	Paper & Packaging		S+ 6.25% (11.68%), 5/23/2028	7,902	7,791	7,823	0.4%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (11.69%), 5/23/2028	29,752	29,339	29,454	1.5%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 6.25% (11.67%), 5/23/2028	4,047	4,008	3,995	0.2%
Integrated Efficiency Solutions, Inc. (e) (h) (m)	Industrials		7.50%, 12/31/2025	210	210	210	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 12/31/2025	1,400	1,402	1,400	0.1%
Integrated Global Services, Inc. (e) (q)	Industrials		S+ 6.00% (11.47%), 2/4/2026	10,611	10,627	10,611	0.5%
International Cruise & Excursions, Inc. (e) (q)	Business Services		S+ 5.35% (10.79%), 6/6/2025	4,774	4,625	3,848	0.2%
IQN Holding Corp. (e) (h)	Software/Services		S+ 5.25% (10.60%), 5/2/2028	177	174	177	0.0%
IQN Holding Corp. (e) (n) (q)	Software/Services		S+ 5.25% (10.60%), 5/2/2029	17,272	17,163	17,272	0.9%
J&K Ingredients, LLC (e) (n) (p)	Food & Beverage		S+ 6.50% (11.84%), 11/16/2028	12,407	12,145	12,135	0.6%
Kissner Milling Co., Ltd. (b) (n)	Industrials	4/16/2021	4.88%, 5/1/2028	5,258	5,053	4,890	0.3%
Knowledge Pro Buyer, Inc. (e) (h) (n)	Business Services		S+ 5.75% (11.19%), 12/10/2027	6,710	6,680	6,710	0.3%
Knowledge Pro Buyer, Inc. (e) (h)	Business Services		S+ 5.75% (11.19%), 12/10/2027	2,354	2,342	2,354	0.1%
Knowledge Pro Buyer, Inc. (e) (n) (q)	Business Services		S+ 5.75% (11.19%), 12/10/2027	35,132	35,032	35,132	1.8%
Labrie Environmental Group, LLC (a) (e)	Industrials		S+ 5.50% (10.94%), 9/1/2026	22,009	21,295	21,767	1.1%
Lakeland Tours, LLC (e) (p) (q)	Education		8.00%, 9/25/2027	6,118	4,884	3,198	0.2%
Lakeview Health Holdings, Inc. (e) (j) (m)	Healthcare		P+ 4.50% (13.00%), 10/15/2024	2,086	619	659	0.0%
Lakeview Health Holdings, Inc. (e) (m)	Healthcare		P+ 6.00% (14.50%) PIK, 10/15/2024	65	65	65	0.0%
Lakeview Health Holdings, Inc. (e) (m)	Healthcare		P+ 6.00% (14.50%) PIK, 10/15/2024	1,251	1,252	1,252	0.1%
Liquid Tech Solutions Holdings, LLC (e) (n)	Industrials		S+ 4.75% (10.21%), 3/20/2028	5,369	5,354	5,369	0.2%
LSF12 Donnelly Bidco, LLC (e) (n) (p)	Industrials		S+ 6.50% (11.84%), 10/2/2029	19,026	18,624	18,610	1.0%
Manna Pro Products, LLC (e)	Consumer		S+ 6.00% (11.44%), 12/10/2026	3,935	3,805	3,755	0.2%
Manna Pro Products, LLC (e) (h)	Consumer		S+ 6.00% (11.44%), 12/10/2026	2,300	2,237	2,176	0.1%
Manna Pro Products, LLC (e) (q)	Consumer		S+ 6.00% (11.44%), 12/10/2026	1,876	1,814	1,790	0.1%
Manna Pro Products, LLC (e) (q)	Consumer		S+ 6.00% (11.44%), 12/10/2026	6,747	6,524	6,437	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Manna Pro Products, LLC (e) (q)	Consumer		S+ 6.00% (11.44%),12/10/2026	$23,796	$23,008	$22,703	1.2%
McDonald Worley, P.C. (e) (j)	Business Services		26.00% PIK, 12/31/2024	19,608	12,068	12,754	0.7%
Mckissock Investment Holdings, LLC (n) (p)	Education		S+ 5.00% (10.33%), 3/12/2029	3,856	3,829	3,863	0.2%
MCS Acquisition Corp. (e)	Business Services		S+ 6.00% (11.56%), 10/2/2025	760	762	760	0.0%
Medical Depot Holdings, Inc. (e)	Healthcare		S+ 10.00% (15.43%) 9.00% PIK, 6/1/2025	4,010	4,014	4,010	0.2%
Medical Depot Holdings, Inc. (e) (p) (q)	Healthcare		S+ 9.50% (14.93%) 4.00% PIK, 6/1/2025	21,372	20,263	20,679	1.1%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 6.00% (11.44%), 9/30/2027	9,454	9,350	9,326	0.5%
Medical Management Resource Group, LLC (e) (h)	Healthcare		S+ 6.00% (11.44%), 9/30/2026	1,080	1,066	1,052	0.1%
Medical Management Resource Group, LLC (e) (n) (p)	Healthcare		S+ 6.00% (11.44%), 9/30/2027	22,891	22,637	22,582	1.2%
MGTF Radio Company, LLC (e) (l)	Media/Entertainment		S+ 6.00% (11.33%), 4/1/2025	45,021	44,737	34,755	1.8%
Midwest Can Company, LLC (e) (p) (q)	Paper & Packaging		S+ 6.00% (11.34%), 3/2/2026	30,505	30,513	30,505	1.6%
Miller Environmental Group, Inc. (e)	Business Services		S+ 6.50% (11.98%), 6/15/2025	1,324	1,325	1,324	0.1%
Miller Environmental Group, Inc. (e) (p) (q)	Business Services		S+ 6.50% (11.98%), 6/15/2025	11,054	11,065	11,054	0.6%
Miller Environmental Group, Inc. (e) (p) (q)	Business Services		S+ 6.50% (11.99%), 6/15/2025	10,112	10,128	10,112	0.5%
Mirra-Primeaccess Holdings, LLC (e) (n)	Healthcare		S+ 6.50% (11.96%), 7/29/2026	69,154	68,995	69,154	3.5%
Mirra-Primeaccess Holdings, LLC (e) (h)	Healthcare		S+ 6.50% (11.95%), 7/29/2026	8,442	8,414	8,442	0.4%
Muth Mirror Systems, LLC (e)	Technology		11.00%, 4.00% PIK, 4/23/2025	1,327	1,223	1,194	0.1%
Muth Mirror Systems, LLC (e) (p) (q)	Technology		11.00%, 4.00% PIK, 4/23/2025	14,655	13,892	13,190	0.7%
New Star Metals, Inc. (e) (p) (q)	Industrials		S+ 5.00% (10.59%), 1/9/2026	30,290	29,249	28,925	1.5%
Norvax, LLC (e) (h)	Business Services		P+ 5.50%, 6/30/2025	77	77	66	0.0%
Odessa Technologies, Inc. (e) (h)	Software/Services		S+ 5.50%, 10/19/2027	—	(19)	—	—%
Odessa Technologies, Inc. (e) (n) (p)	Software/Services		S+ 5.50% (10.94%), 10/19/2027	20,551	20,492	20,551	1.1%
ORG GC Holdings, LLC (e) (m)	Business Services		S+ 6.50% (12.10%) PIK, 11/29/2026	10,111	10,128	10,111	0.5%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2030	—	(10)	(73)	0.0%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2029	—	(19)	(73)	0.0%
PetVet Care Centers, LLC (e) (n) (p) (q)	Healthcare		S+ 6.00% (11.34%), 11/15/2030	30,759	30,219	30,199	1.5%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (10.95%), 4/5/2027	2,198	2,195	2,198	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (11.01%), 4/5/2027	8,382	8,356	8,382	0.4%
Pie Buyer, Inc. (e) (h)	Food & Beverage		S+ 5.50% (10.98%), 4/6/2026	2,194	2,187	2,194	0.1%
Pie Buyer, Inc. (e) (n) (q)	Food & Beverage		S+ 5.50% (10.90%), 4/5/2027	2,870	2,861	2,870	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Pie Buyer, Inc. (e) (n) (q)	Food & Beverage		S+ 5.50% (11.01%), 4/5/2027	$38,728	$38,597	$38,728	2.0%
PlayPower, Inc. (e) (p) (q)	Industrials		S+ 5.50% (10.96%), 5/10/2025	11,221	10,512	10,884	0.6%
PlayPower, Inc. (e) (p) (q)	Industrials		S+ 5.50% (10.96%), 5/8/2026	23,298	21,939	22,599	1.2%
Pluralsight, LLC (e) (j)	Software/Services		S+ 8.00% (13.46%), 4/6/2027	2,240	2,162	1,053	0.1%
Pluralsight, LLC (e) (j) (n) (p)	Software/Services		S+ 8.00% (13.46%), 4/6/2027	26,325	25,224	12,373	0.6%
Pluralsight, LLC (e) (j) (n) (p)	Software/Services		S+ 8.00% (13.47%), 4/6/2027	9,408	9,010	4,422	0.2%
Pluto Acquisition I, Inc. (e)	Healthcare		S+ 5.50% (10.95%), 6/20/2028	3,304	3,304	3,304	0.2%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (10.83%), 10/2/2028	11,592	11,543	11,592	0.6%
Point Broadband Acquisition, LLC (e) (n) (p)	Telecom		S+ 5.50% (10.91%), 10/2/2028	27,502	27,373	27,502	1.4%
Premiere Global Services, Inc. (e) (j)	Telecom		P+ 5.50% (14.00%), 6/8/2023	5,024	—	—	—%
Premiere Global Services, Inc. (e) (h) (j)	Telecom		P+ 5.50% (14.00%), 4/7/2023	969	146	83	0.0%
PSKW, LLC (e) (p) (q)	Healthcare		S+ 6.25% (11.69%), 3/9/2026	28,725	28,764	28,726	1.5%
Questex, Inc. (e) (h)	Media/Entertainment		S+ 5.50%, 5/15/2029	—	(38)	(38)	0.0%
Questex, Inc. (e) (n) (p) (q)	Media/Entertainment		S+ 5.50% (10.79%), 5/15/2029	15,177	14,876	14,881	0.8%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.75%, 4/30/2030	—	(145)	(145)	0.0%
Reagent Chemical and Research, LLC (e) (n) (p) (q)	Chemicals		S+ 5.25% (10.58%), 4/30/2031	59,820	58,650	58,652	3.0%
Relativity Oda, LLC (e) (h)	Software/Services		S+ 6.50%, 5/12/2027	—	(2)	—	—%
Relativity Oda, LLC (e) (n) (q)	Software/Services		S+ 6.00% (11.44%), 5/12/2027	7,717	7,696	7,717	0.4%
REP TEC Intermediate Holdings, Inc. (e) (p) (q)	Software/Services		S+ 5.50% (10.83%), 6/19/2025	2,023	1,985	2,023	0.1%
REP TEC Intermediate Holdings, Inc. (e) (p) (q)	Software/Services		S+ 5.50% (10.84%), 6/19/2025	22,581	22,605	22,581	1.1%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.15%), 10/19/2027	6,884	6,849	6,884	0.4%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.15%), 10/19/2027	7,400	7,412	7,400	0.4%
Roadsafe Holdings, Inc. (e) (q)	Industrials		S+ 5.75% (11.14%), 10/19/2027	1,209	1,186	1,209	0.1%
Roadsafe Holdings, Inc. (e) (n) (q)	Industrials		S+ 5.75% (11.14%), 10/19/2027	10,914	10,890	10,914	0.6%
RSC Acquisition, Inc. (e) (n)	Financials		S+ 5.50% (11.00%), 11/1/2029	7,152	7,160	7,152	0.4%
RSC Acquisition, Inc. (e)	Financials		S+ 6.00% (11.35%), 11/1/2029	6,919	6,921	6,919	0.4%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 6.00% (11.35%), 11/1/2029	831	831	831	0.0%
RSC Acquisition, Inc. (e) (n) (q)	Financials		S+ 5.50% (10.99%), 11/1/2029	21,704	21,702	21,704	1.0%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 5.50% (10.96%), 11/18/2027	12,993	12,812	12,993	0.7%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Healthcare		S+ 6.00%, 11/18/2027	—	(45)	—	—%
Saturn SHC Buyer Holdings, Inc. (e) (n) (p)	Healthcare		S+ 5.50% (10.96%), 11/18/2027	37,166	37,046	37,166	1.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
SCIH Salt Holdings, Inc. (e) (h)	Industrials		S+ 4.00%, 3/17/2025	$—	$(1)	$8	0.0%
Sherlock Buyer Corp. (e) (h)	Business Services		S+ 5.75%, 12/8/2027	—	(7)	—	—%
Sherlock Buyer Corp. (e) (n) (q)	Business Services		S+ 5.75% (11.18%), 12/8/2028	15,799	15,741	15,799	0.8%
Simplifi Holdings, Inc. (e) (h)	Media/Entertainment		P+ 4.50% (13.00%), 10/1/2026	825	802	784	0.0%
Simplifi Holdings, Inc. (e) (n) (p)	Media/Entertainment		S+ 5.50% (10.94%), 10/1/2027	50,298	49,676	49,921	2.6%
SitusAMC Holdings Corp. (e) (n)	Financials		S+ 5.50% (10.94%), 12/22/2027	6,341	6,302	6,341	0.3%
St. Croix Hospice Acquisition Corp. (e)	Healthcare		S+ 6.00% (11.43%), 10/30/2026	2,766	2,771	2,766	0.1%
St. Croix Hospice Acquisition Corp. (e) (q)	Healthcare		S+ 6.00% (11.43%), 10/30/2026	25,031	25,072	25,032	1.3%
Striper Buyer, LLC (e) (n) (p)	Paper & Packaging		S+ 5.50% (10.94%), 12/30/2026	16,915	16,895	16,915	0.9%
SunMed Group Holdings, LLC (e) (h)	Healthcare		S+ 5.50%, 6/16/2027	—	(2)	—	—%
SunMed Group Holdings, LLC (e) (n) (p)	Healthcare		S+ 5.50% (10.93%), 6/16/2028	12,633	12,483	12,633	0.6%
Tax Defense Network, LLC (e) (j) (m)	Consumer		P+ 6.00% (14.50%) PIK, 3/31/2023	50,406	927	675	0.0%
Tax Defense Network, LLC (e) (j) (m)	Consumer		P+ 6.00% (14.50%) PIK, 3/31/2023	8,948	164	120	0.0%
Tax Defense Network, LLC (e) (j) (m)	Consumer		12.00% PIK, 3/31/2023	5,025	4,742	5,025	0.3%
The NPD Group, LP (e) (n)	Business Services		S+ 5.50% (10.85%) 2.00% PIK, 12/1/2028	52,311	51,636	52,311	2.7%
The NPD Group, LP (e) (h)	Business Services		S+ 5.00% (10.34%), 12/1/2027	1,868	1,844	1,868	0.0%
Therapy Brands Holdings, LLC (e) (n) (p)	Healthcare		S+ 4.00% (9.46%), 5/18/2028	6,045	6,046	5,598	0.3%
Tivity Health, Inc. (e) (n)	Healthcare		S+ 6.00% (11.34%), 6/28/2029	31,619	31,005	31,619	1.6%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (10.61%), 6/29/2028	5,878	5,856	5,878	0.3%
Trinity Air Consultants Holdings Corp. (e) (h) (n)	Business Services		S+ 5.25% (10.61%), 6/29/2027	7,450	7,442	7,450	0.4%
Trinity Air Consultants Holdings Corp. (e) (h)	Business Services		S+ 5.25%, 6/29/2028	—	(9)	—	—%
Trinity Air Consultants Holdings Corp. (e) (n) (p)	Business Services		S+ 5.25% (10.66%), 6/29/2028	29,212	29,145	29,212	1.5%
Triple Lift, Inc. (e) (h)	Software/Services		S+ 5.75% (11.21%), 5/5/2028	1,799	1,737	1,611	0.1%
Triple Lift, Inc. (e) (n) (q)	Software/Services		S+ 5.75% (11.24%), 5/5/2028	39,585	38,462	38,002	1.9%
University of St. Augustine Acquisition Corp. (e) (p) (q)	Education		S+ 4.25% (9.69%), 2/2/2026	22,915	22,953	22,915	1.2%
Urban One, Inc. (b)	Media/Entertainment	1/24/2024	7.38%, 2/1/2028	1,561	1,375	1,215	0.1%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (10.68%), 11/20/2028	6,997	6,936	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 6.50% (11.93%), 11/20/2028	6,098	6,066	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 6.00% (11.43%), 11/20/2028	1,858	1,840	1,858	0.1%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 6.00%, 11/20/2028	—	(6)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n) (p)	Healthcare		S+ 5.25% (10.68%), 11/20/2028	17,668	17,484	17,668	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
US Salt Investors, LLC (e) (n)	Chemicals		S+ 5.25% (10.74%), 7/19/2028	$28,075	$27,654	$28,075	1.4%
US Salt Investors, LLC (e) (h)	Chemicals		S+ 5.25%, 7/20/2026	—	(9)	—	—%
Vensure Employer Services, Inc. (e) (h)	Business Services		S+ 5.25% (10.58%), 3/26/2027	8,872	8,832	8,872	0.5%
Vensure Employer Services, Inc. (e) (n) (q)	Business Services		S+ 4.75% (10.08%), 3/26/2027	16,414	16,415	16,414	0.8%
Victors CCC Buyer, LLC (e) (n)	Business Services		S+ 4.75% (10.08%), 6/1/2029	23,820	23,473	23,820	1.1%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 5.00%, 6/1/2029	—	(13)	—	—%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 5.00%, 6/1/2029	—	(19)	—	—%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (11.23%), 7/1/2028	27,779	27,323	27,362	1.4%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (11.23%), 7/1/2028	1,664	1,632	1,639	0.1%
West Coast Dental Services, Inc. (e) (h)	Healthcare		S+ 5.75% (11.24%), 7/1/2028	2,434	2,379	2,379	0.1%
Westwood Professional Services, Inc. (e) (n)	Business Services		S+ 5.50% (10.94%), 5/26/2026	3,838	3,832	3,838	0.2%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 5.50%, 5/26/2026	—	(1)	—	—%
Westwood Professional Services, Inc. (e) (n) (q)	Business Services		S+ 5.50% (10.94%), 5/26/2026	12,053	12,032	12,053	0.6%
Westwood Professional Services, Inc. (e) (n) (q)	Business Services		S+ 5.50% (10.94%), 5/26/2026	18,454	18,139	18,454	0.9%
WHCG Purchaser III, Inc. (e) (n)	Healthcare		S+ 5.75% (11.35%), 6/22/2028	9,975	7,729	6,548	0.3%
WHCG Purchaser III, Inc. (e) (h)	Healthcare		S+ 5.75% (11.35%), 6/22/2026	6,030	5,201	4,597	0.2%
WHCG Purchaser III, Inc. (e) (n) (p)	Healthcare		S+ 5.75% (11.35%), 6/22/2028	41,044	31,643	26,953	1.4%
WIN Holdings III Corp. (e) (h)	Consumer		S+ 5.25% (10.68%), 7/16/2026	1,986	1,964	1,986	0.1%
WIN Holdings III Corp. (e) (n) (p)	Consumer		S+ 5.25% (10.68%), 7/16/2028	41,683	41,570	41,683	2.1%
Zendesk, Inc. (e) (h)	Software/Services		S+ 6.25%, 11/22/2028	—	(39)	—	—%
Zendesk, Inc. (e) (h)	Software/Services		S+ 6.25%, 11/22/2028	—	(32)	—	—%
Zendesk, Inc. (e) (t) (u)	Software/Services		S+ 6.25% (11.60%), 11/22/2028	65,685	65,090	65,685	3.4%
Subtotal Senior Secured First Lien Debt					$2,732,716	$2,687,402	137.6%

Senior Secured Second Lien Debt - 8.0% (d)
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (12.86%), 6/11/2029	$6,010	$5,957	$5,411	0.3%
Anchor Glass Container Corp. (e) (j)	Paper & Packaging		S+ 7.75% (13.32%), 12/7/2024	7,137	2,237	2,855	0.1%
Aruba Investments Holdings, LLC (e) (q)	Chemicals		S+ 7.75% (13.19%), 11/24/2028	3,759	3,621	3,604	0.2%
ASP LS Acquisition Corp. (e) (n)	Transportation		S+ 7.50% (13.10%), 5/7/2029	4,275	4,265	3,533	0.2%
CommerceHub, Inc. (e)	Technology		S+ 7.00% (12.48%), 12/29/2028	9,388	8,079	7,980	0.4%
Corelogic, Inc. (n)	Business Services		S+ 6.50% (11.96%), 6/4/2029	9,272	8,636	9,040	0.5%
Edelman Financial Center, LLC (n)	Financials		S+ 5.25% (10.59%), 10/6/2028	9,500	9,476	9,498	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
HAH Group Holding Company, LLC (e) (p)	Healthcare		S+ 8.50% (13.95%), 10/30/2028	$12,445	$12,462	$12,445	0.6%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		10.00% PIK, 12/31/2026	1,843	973	609	0.0%
ORG GC Holdings, LLC (e) (m)	Business Services		18.00% PIK, 11/29/2027	5,367	5,109	5,051	0.3%
Pluto Acquisition I, Inc. (e) (p)	Healthcare		S+ 9.25% (14.58%) PIK, 12/20/2028	32,543	26,337	27,011	1.3%
Project Boost Purchaser, LLC (e)	Business Services		S+ 8.00% (13.46%), 5/31/2027	1,848	1,851	1,848	0.1%
RealPage, Inc. (n) (q)	Software/Services		S+ 6.50% (11.96%), 4/23/2029	16,121	16,077	15,678	0.8%
Therapy Brands Holdings, LLC (e) (n) (p)	Healthcare		S+ 6.75% (12.21%), 5/18/2029	6,601	6,593	5,961	0.3%
USIC Holdings, Inc. (n) (p)	Business Services		S+ 6.50% (12.10%), 5/14/2029	3,299	3,215	3,089	0.2%
Victory Buyer, LLC (e) (n)	Industrials		S+ 7.00% (12.60%), 11/19/2029	45,990	43,779	43,691	2.2%
Subtotal Senior Secured Second Lien Debt					$158,667	$157,304	8.0%

Subordinated Debt - 7.4% (d)
Post Road Equipment Finance, LLC (e) (l) (t) (u)	Financials		S+ 7.75% (13.08%), 12/31/2028	$62,600	$62,627	$62,600	3.2%
Post Road Equipment Finance, LLC (e) (h) (l)	Financials		S+ 7.75%, 12/31/2028	—	7	—	—%
Post Road Equipment Finance, LLC (e) (h) (l) (t) (u)	Financials		S+ 7.75% (13.08%), 12/31/2028	27,000	26,996	27,000	1.4%
Siena Capital Finance, LLC (e) (l)	Financials		12.50%, 11/26/2026	54,500	54,572	54,500	2.8%
Smile Brands, Inc. (e)	Healthcare		14.50% PIK, 10/12/2028	49	47	49	0.0%
Subtotal Subordinated Debt					$144,249	$144,149	7.4%

Collateralized Securities - Debt Investments - 0.4% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 11.00% (16.59%), 4/25/2031	$4,750	$4,188	$4,237	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 7.50% (13.09%), 1/20/2027	5,041	4,692	3,209	0.2%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Diversified Investment Vehicles	1/24/2024	S+ 4.55% (10.14%), 5/1/2026	1,105	970	771	0.0%
Sub Total Collateralized Securities - Debt Investments					$9,850	$8,217	0.4%

Collateralized Securities - Equity Investments - 0.2% (d) (w)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (v)	Diversified Investment Vehicles	1/24/2024	5.01%, 4/25/2031	$31,603	$4,031	$3,682	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (v)	Diversified Investment Vehicles	1/24/2024	0.00%, 1/20/2027	31,575	—	—	—%
Sub Total Collateralized Securities - Equity Investments					$4,031	$3,682	0.2%

Equity/Other - 28.4% (d) (f)
Black Mountain Sand, LLC (b) (e) (g) (s)	Energy	1/24/2024		55,463	$2,174	$2,170	0.1%
Center Phase Energy, LLC (b) (e) (r)	Utilities	6/23/2022		1,680	1,680	1,742	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		539,708	$5,703	$6,023	0.4%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		874,000	2,519	2,550	0.1%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		2,753	341	628	0.0%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		180,274	—	—	—%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	10,217	0.5%
CRS-SPV, Inc. (b) (e) (g) (m)	Industrials	1/24/2024		246	1,561	1,559	0.1%
Danish CRJ, Ltd. (a) (b) (e) (g) (l) (y)	Transportation	1/24/2024		5,002	—	—	—%
Del Real, LLC (b) (e) (g) (s)	Food & Beverage	1/24/2024		670,510	524	674	0.0%
Dyno Acquiror, Inc. (b) (e) (g)	Consumer	1/24/2024		134,102	21	21	0.0%
FBLC Senior Loan Fund, LLC (a) (b) (c) (e) (l)	Diversified Investment Vehicles	1/24/2024		304,934	305,434	304,934	15.7%
First Eagle Greenway Fund II, LLC (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		5,329	375	192	0.0%
Foresight Energy Operating, LLC (b) (e) (g) (s)	Energy	1/24/2024		158,093	3,063	2,164	0.1%
Gordian Medical, Inc. (b) (e) (g) (n)	Healthcare	5/17/2024		162,894	2,962	2,875	0.1%
Gordian Medical, Inc. (b) (e) (g)	Healthcare	5/17/2024		157,787	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (s)	Industrials	1/24/2024		57,427	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (s)	Industrials	1/24/2024		55,991	—	—	—%
Internap Corp. (b) (e) (g) (p)	Business Services	1/24/2024		1,596,606	1,599	910	0.0%
Jakks Pacific, Inc. (g)	Consumer			17,384	456	311	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (b) (e) (g) (l) (x)	Transportation	1/24/2024		1	—	—	—%
Kahala Ireland OpCo Designated Activity Company (a) (b) (e) (g) (l) (x)	Transportation	1/24/2024		3,250,000	539	553	0.0%
Kahala US OpCo, LLC (a) (b) (e) (g) (l) (z)	Transportation	1/24/2024		8,869,744	—	—	—%
Lakeview Health Holdings, Inc. (b) (e) (g) (m)	Healthcare	1/24/2024		5,272	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Business Services	1/24/2024		20,167	3,118	2,233	0.1%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		693,977	695	694	0.0%
MGTF Holdco, LLC (b) (e) (g) (l) (s)	Media/Entertainment	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (aa)	Business Services	1/24/2024		223,503	339	396	0.0%
Muth Mirror Systems, LLC (b) (e) (g) (s)	Technology	1/24/2024		153,038	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (s)	Technology	1/24/2024		22,819	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (s)	Business Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (s)	Business Services	1/24/2024		93,380	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		8,739	962	961	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Point Broadband Acquisition, LLC (b) (e) (g) (r) (s)	Telecom	10/1/2021		3,710,315	$4,941	$5,491	0.4%
Post Road Equipment Finance, LLC (b) (e) (l) (r) (s)	Financials	12/30/2021		109,388	119,502	119,233	6.1%
Resolute Investment Managers, Inc. (b) (e) (g)	Financials	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (s)	Financials	1/24/2024		223	333	263	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Financials	1/24/2024		41,789,400	77,437	77,310	4.0%
Skillsoft Corp. (g)	Technology			12,435	187	172	0.0%
Smile Brands, Inc. (b) (e) (g)	Healthcare	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Telecom	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g) (m)	Consumer	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g) (m)	Consumer	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (m)	Diversified Investment Vehicles	1/24/2024		10,000	7,788	7,855	0.4%
Travelpro Products, Inc. (a) (b) (e) (g)	Consumer	1/24/2024		447,007	913	751	0.0%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		39,769	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		4,206	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		3,155	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		99,236	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		223	—	—	—%
USASF Holdco, LLC (b) (e) (g) (s)	Financials	1/24/2024		490	—	—	—%
USASF Holdco, LLC (b) (e) (g) (s)	Financials	1/24/2024		139	—	—	—%
USASF Holdco, LLC (b) (e) (g) (s)	Financials	1/24/2024		10,000	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financials	1/24/2024		922,669	1,617	1,615	0.1%
WPNT, LLC (b) (e) (g) (l) (s)	Media/Entertainment	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food & Beverage	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$561,183	$557,266	28.4%

Total Investments - 182.0% (d)					$3,610,696	$3,558,020	182.0%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At June 30, 2024, qualifying assets represent 89.4% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities”. As of June 30, 2024, the aggregate fair value of these securities is $575.7 million or 29.5% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of June 30, 2024.
(e)    The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors (as defined below) as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(f)    All amounts are in thousands except share amounts.
(g)    Non-income producing at June 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)
(h)    Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative fair value, if applicable, is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Please refer to Note 6 - Commitments and Contingencies for additional details.
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of June 30, 2024.
(k)    Unless otherwise indicated, all investments in the consolidated schedules of investments are non-affiliated, non-controlled investments.
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
(m)    The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's outstanding voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's outstanding voting securities. The Company classifies this investment as "affiliated".
(n)    The Company's investment or a portion thereof is pledged as collateral under the JPM Credit Facility (as defined in Note 5).
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
(r)    Investments are held in the taxable wholly-owned, consolidated subsidiary, FBCC EEF Holdings LLC.
(s)     Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(t)    The Company’s investment or a portion thereof is held through a total return swap agreement with Nomura Global Financial Products Inc. (“Nomura”).

(u) 40% of the Company’s investment is pledged as collateral under the total return swap agreement with Nomura.

(v)     The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(w)     For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.

(x)     The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

(y) The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(z)     The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which own 100% of the equity of the operating company, Kahala US OpCo LLC.

(aa)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of June 30, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2024
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2024:

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$605,057	16.9%
Business Services	518,750	14.6%
Financials	467,314	13.1%
Software/Services	368,775	10.4%
Industrials	335,723	9.4%
Diversified Investment Vehicles (1)	325,841	9.2%
Media/Entertainment	207,180	5.8%
Paper & Packaging	166,729	4.7%
Consumer	119,414	3.4%
Chemicals	108,405	3.0%
Utilities	106,633	3.0%
Food & Beverage	101,739	2.9%
Telecom	44,650	1.3%
Education	29,976	0.8%
Transportation	23,907	0.7%
Technology	22,536	0.6%
Energy	5,391	0.2%
Total	$3,558,020	100.0%
_____________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC, which represents 8.6% of the Company’s investments at fair value as of June 30, 2024.
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
(l)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities”. As of December 31, 2023, the aggregate fair value of these securities is $38.3 million or 9.9% of the Company’s net assets. The initial acquisition dates have been included for such securities.
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
For the period ended June 30, 2024
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
For the period ended June 30, 2024
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
For the period ended June 30, 2024
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
For the period ended June 30, 2024
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2024 and 2023, respectively, there were no reimbursements from the Adviser.

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
For the period ended June 30, 2024
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
For the period ended June 30, 2024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company is assessing the impact of the new ASU on its consolidated financial statements.
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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2024 and December 31, 2023, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2024 and December 31, 2023 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2024
(Unaudited)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of June 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$15,049	$2,672,353	$—	$2,687,402
Senior Secured Second Lien Debt	—	37,305	119,999	—	157,304
Subordinated Debt	—	—	144,149	—	144,149
Collateralized Securities	—	—	11,899	—	11,899
Equity/Other	483	8,573	234,268	9,008	252,332
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$483	$60,927	$3,487,602	$9,008	$3,558,020
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2024	$615,704	$39,153	$35,500	$—	$36,176	$726,533
Purchases and other adjustments to cost (2)	2,253,800	116,227	132,661	21,598	505,086	3,029,372
Sales and repayments	(162,675)	(34,827)	(23,794)	(8,358)	2,350	(227,304)
Net realized gain (loss)	(317)	498	(8)	641	233	1,047
Transfers out	—	(2,361)	—	—	—	(2,361)
Net change in unrealized appreciation (depreciation) on investments	(34,159)	1,309	(210)	(1,982)	(4,643)	(39,685)
Balance as of June 30, 2024	$2,672,353	$119,999	$144,149	$11,899	$539,202	$3,487,602
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(35,657)	$905	$(210)	$(1,982)	$(4,550)	$(41,494)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
(2) Includes investments acquired in connection with the Mergers.
For the six months ended June 30, 2024, there were no transfers from Level 2 to Level 3. For the six months ended June 30, 2024, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
The composition of the Company’s investments as of June 30, 2024, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,732,716	$2,687,402	75.5%
Senior Secured Second Lien Debt	158,667	157,304	4.4
Subordinated Debt	144,249	144,149	4.1
Collateralized Securities	13,881	11,899	0.3
Equity/Other	255,749	252,332	7.1
FBLC Senior Loan Fund, LLC	305,434	304,934	8.6
Total	$3,610,696	$3,558,020	100.0%
The composition of the Company’s investments as of December 31, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$642,976	$632,343	83.6%
Senior Secured Second Lien Debt	55,145	52,126	6.9
Subordinated Debt	35,389	35,500	4.7
Equity/Other	35,525	36,176	4.8
Total	$769,035	$756,145	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,456,128	Yield Analysis	Market Yield	2.50%	90.01%	11.74%
Senior Secured First Lien Debt (c)	115,573	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	73,316	Waterfall Analysis	EBITDA Multiple	5.40x	16.55x	9.45x
Senior Secured First Lien Debt	27,336	Waterfall Analysis	Revenue Multiple	0.15x	1.39x	1.04x
Senior Secured Second Lien Debt	116,535	Yield Analysis	Market Yield	10.12%	21.68%	14.24%
Senior Secured Second Lien Debt (b)	2,855	Waterfall Analysis	EBITDA Multiple	4.90x	4.90x	4.90x
Senior Secured Second Lien Debt (b)	609	Waterfall Analysis	Revenue Multiple	0.40x	0.40x	0.40x
Subordinated Debt	144,100	Waterfall Analysis	Tangible Net Asset Value Multiple	1.34x	1.58x	1.49x
Subordinated Debt (b)	49	Waterfall Analysis	EBITDA Multiple	10.17x	10.17x	10.17x
Collateralized Securities	7,919	Yield Analysis	Discount Rate	0.00%	15.13%	8.28%
Collateralized Securities (d)	3,980	Waterfall Analysis	Asset Recovery	$2.52	$3.61	$3.40
Equity/Other	196,541	Waterfall Analysis	Tangible Net Asset Value Multiple	1.34x	1.58x	1.48x
Equity/Other	32,394	Waterfall Analysis	EBITDA Multiple	3.00x	27.45x	13.01x
Equity/Other (b)	2,233	Yield Analysis	Market Yield	50.73%	50.73%	50.73%
Equity/Other (b)	1,615	Waterfall Analysis	Adjusted BV Multiple	1.90x	1.90x	1.90x
Equity/Other	932	Waterfall Analysis	Revenue Multiple	0.22x	1.00x	0.98x
Equity/Other	553	Waterfall Analysis	Discount Rate	13.00%	13.00%	13.00%
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	14.58%	14.58%	14.58%
Total	$3,487,602
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
(c) Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d) Range and weighted average shown in millions.
There were no significant changes in valuation approach or technique as of June 30, 2024.
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
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
As of June 30, 2024 the Company had seven portfolio companies on non-accrual with a total amortized cost of $82.8 million and fair value of $53.8 million, which represented 2.3% and 1.5% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, the Company had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers; whereby, the Company acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of June 30, 2024, the Company and CCLF owned 79.9% and 20.1%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.

As of June 30, 2024, the Company’s investment in SLF consisted of equity contributions of $304.9 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. After the contribution, the Company’s investment in SLF consists of equity contributions of $404.9 million and the Company and CCLF own approximately 84% and 16%, respectively, of the LLC equity interests of SLF.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
Below is a summary of SLF’s portfolio as of June 30, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	June 30, 2024	December 31, 2023
	(Unaudited)
Total assets	$1,084,340	$946,605
Total investments (1)	$1,029,661	$877,688
Weighted Average Current Yield for Total Portfolio (2)	10.4%	11.0%
Number of Portfolio companies in SLF	207	172
Largest portfolio company investment (1)	$17,797	$19,838
Total of five largest portfolio company investments (1)	$78,981	$82,467
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of June 30, 2024:

June 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
Acrisure, LLC (b)	Financials	S+ 3.00% (8.34%)	2/16/2027	$17,261	$17,036	$17,235	4.4%
Adtalem Global Education, Inc. (f)	Education	S+ 3.50% (8.84%)	8/14/2028	582	582	585	0.1%
Adtalem Global Education, Inc. (f)	Education	5.50%	3/1/2028	1,042	1,042	998	0.3%
Advisor Group, Inc. (f)	Financials	S+ 4.00% (9.34%)	8/17/2028	5,518	5,472	5,533	1.4%
Air Canada	Transportation	3.88%	8/15/2026	5,000	4,718	4,769	1.2%
Alchemy US Holdco 1, LLC (b)	Industrials	S+ 7.32% (12.83%)	10/10/2025	14,579	14,562	14,510	3.7%
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	2,000	1,954	1,519	0.4%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.83%)	8/15/2028	12,416	11,210	9,085	2.3%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (12.99%)	6/30/2025	10,959	10,933	10,439	2.7%
Amentum Government Services Holdings, LLC (f)	Industrials	S+ 4.00% (9.46%)	1/29/2027	1,939	1,933	1,942	0.5%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.34%)	2/15/2029	4,900	4,848	4,916	1.3%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (10.34%)	4/20/2028	5,100	5,067	5,261	1.3%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 3.75% (9.09%)	2/15/2029	7,104	7,018	7,144	1.8%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,515	0.6%
AppLovin Corp. (b)	Media/Entertainment	S+ 2.50% (7.84%)	10/25/2028	8,820	8,811	8,834	2.3%
Arches Buyer, Inc.	Publishing	4.25%	6/1/2028	3,000	2,617	2,678	0.7%
Arches Buyer, Inc. (b)	Publishing	S+ 3.25% (8.69%)	12/6/2027	2,992	2,920	2,859	0.7%
Artera Services, LLC (b)	Utilities	S+ 4.50% (9.84%)	2/18/2031	1,421	1,412	1,427	0.4%
Ascend Learning, LLC (f)	Education	S+ 3.50% (8.94%)	12/11/2028	4,949	4,695	4,942	1.3%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.96%)	8/2/2028	7,584	7,577	7,577	1.9%
ASP LS Acquisition Corp. (b)	Transportation	S+ 4.50% (10.10%)	5/8/2028	2,494	2,132	2,111	0.5%
Astoria Energy, LLC (f)	Utilities	S+ 3.50% (8.96%)	12/6/2027	1,808	1,807	1,806	0.5%
Asurion, LLC (b)	Business Services	S+ 3.25% (8.71%)	12/23/2026	4,849	4,805	4,805	1.2%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (8.59%)	2/15/2029	12,756	12,702	12,700	3.2%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.74%)	2/15/2029	4,900	4,883	4,053	1.0%
Avaya Holdings Corp.	Technology	S+ 8.50% (13.84%) 7.00% PIK	8/1/2028	2,646	2,602	2,273	0.6%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

June 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Azalea TopCo, Inc. (b)	Healthcare	S+ 3.50% (8.84%)	4/30/2031	$3,330	$3,297	$3,326	0.8%
Baldwin Insurance Group Holdings, LLC (b)	Financials	S+ 3.25% (8.59%)	5/26/2031	3,529	3,519	3,524	0.9%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.84%)	10/2/2028	4,949	4,911	4,693	1.2%
Bella Holding Co., LLC (f)	Healthcare	S+ 3.75% (9.19%)	5/10/2028	4,962	4,938	4,974	1.3%
Berlin Packaging, LLC (f)	Paper & Packaging	S+ 3.75% (9.19%)	6/7/2031	3,040	3,033	3,046	0.8%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 5.00% (10.34%)	3/12/2029	5,000	4,904	5,009	1.3%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 2.25% (7.58%)	12/31/2030	12,386	12,392	12,381	3.2%
Broadstreet Partners, Inc. (f)	Financials	S+ 3.25% (8.59%)	6/16/2031	1,860	1,858	1,854	0.5%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,955	1,759	0.4%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.75% (8.10%)	2/6/2031	6,783	6,769	6,777	1.7%
Calpine Construction Finance Co., LP (f)	Utilities	S+ 2.00% (7.34%)	7/31/2030	2,487	2,493	2,478	0.6%
Catalent Pharma Solutions, Inc. (f)	Healthcare	S+ 2.00% (7.46%)	2/22/2028	2,487	2,456	2,485	0.6%
CCI Buyer, Inc. (b)	Telecom	S+ 4.00% (9.34%)	12/17/2027	7,461	7,411	7,464	1.9%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (9.44%)	3/25/2031	6,284	6,253	6,294	1.6%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 3.75% (9.09%)	3/8/2030	6,449	6,419	6,436	1.6%
Citadel Securities, LP (b)	Financials	S+ 2.25% (7.59%)	7/29/2030	4,467	4,463	4,478	1.1%
Cloud Software Group, Inc. (b)	Software/Services	S+ 4.50% (9.84%)	3/20/2031	2,000	1,984	2,004	0.5%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.71%)	12/31/2026	7,614	7,600	7,464	1.9%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.83%)	11/8/2027	3,387	3,387	3,392	0.9%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.48%)	12/29/2027	4,975	4,974	4,559	1.2%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.71%)	4/16/2029	3,848	3,742	3,874	1.0%
Connect Finco SARL (f)	Telecom	S+ 3.50% (8.84%)	12/11/2026	2,175	2,179	2,145	0.5%
Connectwise, LLC (f)	Software/Services	S+ 3.50% (9.10%)	9/29/2028	6,826	6,807	6,765	1.7%
Conservice Midco, LLC (b)	Business Services	S+ 4.00% (9.34%)	5/13/2027	7,506	7,507	7,506	1.9%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (8.96%)	6/2/2028	1,811	1,811	1,781	0.5%
Cornerstone Building Brands, Inc. (f)	Industrials	S+ 4.50% (9.83%)	5/15/2031	1,380	1,373	1,369	0.3%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 5.63% (10.95%)	8/1/2028	3,323	3,393	3,346	0.9%
Cotiviti, Inc. (b)	Healthcare	S+ 3.25% (8.58%)	5/1/2031	9,975	9,928	9,913	2.5%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.75% (10.09%)	4/9/2031	2,333	2,322	2,335	0.6%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (10.46%)	8/2/2027	1,793	1,779	1,795	0.5%
Division Holding Corp. (b)	Business Services	S+ 4.75% (10.21%)	5/26/2028	7,893	7,892	7,842	2.0%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.84%)	8/24/2028	2,198	2,216	2,205	0.6%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.84%)	8/24/2028	5,702	5,748	5,719	1.5%
Edgewater Generation, LLC (b)	Utilities	S+ 3.75% (9.21%)	12/15/2025	4,781	4,682	4,768	1.2%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (10.33%)	5/17/2029	5,000	4,902	4,925	1.3%
Emerald Borrower, LP (f)	Industrials	S+ 2.50% (7.83%)	6/18/2031	3,330	3,322	3,326	0.8%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (8.33%)	8/1/2029	9,302	9,228	9,263	2.4%
Entain, PLC (f)	Gaming/Lodging	S+ 2.75% (8.01%)	10/31/2029	3,502	3,495	3,506	0.9%
Epicor Software Corp. (f)	Software/Services	S+ 3.25%	5/30/2031	212	—	1	0.0%
Epicor Software Corp. (f)	Software/Services	S+ 3.25% (8.59%)	5/30/2031	1,806	1,801	1,813	0.5%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 4.00% (9.34%)	2/12/2031	2,500	2,477	2,515	0.6%
First Brands Group, LLC (f)	Consumer	S+ 5.00% (10.59%)	3/30/2027	4,968	4,947	4,929	1.3%
Fitness International, LLC (b)	Consumer	S+ 5.25% (10.58%)	2/12/2029	9,975	9,693	10,012	2.6%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (10.24%)	12/29/2028	2,402	2,384	2,407	0.6%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (13.44%)	6/30/2027	660	640	660	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

June 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (9.33%)	1/29/2031	$7,481	$7,411	$7,438	1.9%
Freeport LNG Investments, LLLP (b)	Energy	S+ 3.00% (8.33%)	11/17/2026	5,970	5,933	5,937	1.5%
Frontier Communications Corp. (b)	Telecom	S+ 3.75% (9.21%)	10/8/2027	7,893	7,884	7,879	2.0%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (10.08%)	4/30/2029	7,799	7,033	6,298	1.6%
Genesys Cloud Services Holdings II, LLC (b)	Software/Services	S+ 3.50% (8.84%)	12/1/2027	4,815	4,752	4,836	1.2%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (9.85%)	8/18/2028	4,589	4,564	4,597	1.2%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 2.50% (7.83%)	10/4/2030	1,247	1,242	1,247	0.3%
Global Medical Response, Inc. (b)	Healthcare	S+ 5.50% (10.85%) 1.25% PIK	10/31/2028	5,000	4,863	4,834	1.2%
Grant Thornton Advisors, LLC (f)	Business Services	S+ 3.25% (8.60%)	5/31/2031	1,790	1,790	1,794	0.5%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (11.60%)	11/12/2026	7,462	7,087	7,462	1.9%
GTCR W Merger Sub, LLC (b)	Financials	S+ 3.00% (8.34%)	1/31/2031	2,500	2,489	2,500	0.6%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.86%)	3/29/2027	4,850	4,849	4,853	1.2%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 3.75% (9.08%)	5/30/2031	7,140	7,122	7,178	1.8%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.46%)	3/20/2028	5,310	5,265	5,305	1.4%
Hunter Douglas, Inc. (b)	Consumer	S+ 3.50% (8.84%)	2/25/2029	1,995	1,985	1,976	0.5%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (9.35%)	12/29/2027	5,012	5,007	4,166	1.1%
IDERA, Inc. (f)	Technology	S+ 3.50% (8.83%)	3/2/2028	6,824	6,827	6,768	1.7%
IXS Holdings, Inc. (b) (f)	Transportation	S+ 4.25% (9.70%)	3/5/2027	4,987	4,804	4,836	1.2%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (10.21%)	10/4/2028	3,896	3,883	3,893	1.0%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,677	6,568	1.7%
Jazz Securities, DAC	Healthcare	4.38%	1/15/2029	1,000	930	928	0.2%
Johnstone Supply, LLC (f)	Industrials	S+ 3.00% (8.33%)	6/7/2031	2,501	2,494	2,502	0.6%
Jump Financial, LLC (b)	Financials	S+ 4.50% (10.10%)	8/7/2028	7,306	7,223	7,279	1.9%
Kuehg Corp. (f)	Education	S+ 4.50% (9.84%)	6/12/2030	4,963	4,769	4,978	1.3%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (10.44%)	10/30/2028	4,987	4,933	4,918	1.3%
Lakeshore Learning Materials, LLC (f)	Retail	S+ 3.50% (8.96%)	9/29/2028	4,974	4,974	4,956	1.3%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,910	0.5%
LifePoint Health, Inc. (b)	Healthcare	S+ 4.75% (10.06%)	11/16/2028	4,860	4,758	4,883	1.2%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (11.08%)	1/29/2027	15,961	14,939	15,679	4.0%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (11.08%)	1/29/2027	903	846	887	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (10.21%)	3/20/2028	9,959	9,928	9,959	2.5%
Luxembourg Investment Co., 428 SARL	Chemicals	S+ 7.00% (12.44%)	1/3/2029	3,686	3,659	1,106	0.3%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,989	1,866	0.5%
Magnite, Inc. (b)	Technology	S+ 4.50% (9.84%)	2/6/2031	4,988	4,940	5,002	1.3%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (10.34%)	10/3/2030	4,988	4,760	4,690	1.2%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.50% (8.84%)	10/18/2028	5,502	5,480	5,523	1.4%
Medline Borrower, LP (f)	Healthcare	S+ 2.25% (7.58%)	10/23/2028	4,000	4,000	4,000	1.0%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (9.59%)	5/3/2028	7,462	7,324	7,450	1.9%
Michael Baker International, LLC (b)	Industrials	S+ 4.75% (10.09%)	12/1/2028	3,260	3,238	3,263	0.8%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.86%)	9/1/2028	873	861	723	0.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (9.34%)	5/6/2026	5,327	5,322	5,181	1.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

June 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (9.19%)	3/2/2028	$150	$149	$141	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (9.19%)	3/2/2028	4,334	4,322	4,083	1.0%
Nexus Buyer, LLC (f)	Financials	S+ 3.75% (9.19%)	11/9/2026	8,397	8,244	8,382	2.1%
Nexus Buyer, LLC (f)	Financials	S+ 4.50% (9.84%)	12/13/2028	1,995	1,940	1,995	0.5%
Northriver Midstream Finance, LP	Energy	5.63%	2/15/2026	1,000	959	1,000	0.3%
Nouryon Finance B.V. (e) (f)	Chemicals	S+ 3.50% (8.83%)	4/3/2028	4,574	4,569	4,581	1.2%
Omnia Partners, LLC (f)	Business Services	S+ 3.25% (8.57%)	7/25/2030	6,230	6,193	6,229	1.6%
OneDigital Borrower, LLC (f)	Financials	S+ 3.25% (8.58%)	6/12/2031	6,875	6,841	6,845	1.7%
OneDigital Borrower, LLC (f)	Financials	S+ 4.25% (9.75%)	11/16/2027	1,925	1,925	1,918	0.5%
OneDigital Borrower, LLC (f)	Utilities	S+ 4.75% (10.34%)	2/19/2029	3,184	3,186	3,178	0.8%
OneDigital Borrower, LLC (f)	Utilities	S+ 4.75% (10.34%)	2/19/2029	423	423	422	0.1%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (9.59%)	4/30/2029	4,968	4,917	4,962	1.3%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	368	0.1%
Peer Holding III B.V. (b)	Retail	S+ 3.00% (8.34%)	6/20/2031	6,000	6,000	6,003	1.5%
Peraton Corp. (b)	Industrials	S+ 3.75% (9.19%)	2/1/2028	4,933	4,907	4,931	1.3%
PetSmart, LLC (f)	Retail	S+ 3.75% (9.19%)	2/11/2028	2,487	2,485	2,477	0.6%
PG&E Corp.	Utilities	4.25%	12/1/2027	3,000	2,998	3,023	0.8%
PG&E Corp. (f)	Utilities	S+ 2.50% (7.84%)	6/23/2027	2,141	2,133	2,146	0.5%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (9.33%)	9/20/2028	9,779	9,779	8,703	2.2%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (8.59%)	3/31/2028	7,481	7,128	7,071	1.8%
Power Stop, LLC (f)	Transportation	S+ 4.75% (10.20%)	1/26/2029	3,166	3,139	3,083	0.8%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	3,327	3,124	3,168	0.8%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (9.34%)	7/31/2026	6,765	6,737	6,761	1.7%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (8.34%)	8/31/2028	6,340	6,301	6,343	1.6%
Protective Industrial Products, Inc. (b)	Industrials	S+ 4.00% (9.46%)	12/29/2027	4,897	4,883	4,867	1.2%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (10.09%)	3/15/2030	4,789	4,721	4,781	1.2%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (7.59%)	3/19/2029	1,743	1,743	1,743	0.4%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.50% (7.84%)	4/14/2031	6,093	6,079	6,103	1.6%
Radar Bidco SARL (b)	Transportation	S+ 4.25% (9.56%)	4/4/2031	1,680	1,672	1,682	0.4%
Radiology Partners, Inc. (f)	Healthcare	S+ 5.00% (10.59%) 1.50% PIK	1/31/2029	9,469	8,921	8,948	2.3%
RealPage, Inc. (b) (f)	Software/Services	S+ 3.00% (8.46%)	4/24/2028	3,457	3,389	3,355	0.9%
Recess Holdings, Inc. (b)	Consumer	S+ 4.50% (9.84%)	2/20/2030	10,000	9,859	10,054	2.6%
Renaissance Holding Corp. (f)	Software/Services	S+ 4.25% (9.60%)	4/8/2030	1,985	1,984	1,982	0.5%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (12.10%)	4/30/2027	2,445	2,445	2,445	0.6%
Restoration Hardware, Inc. (f)	Retail	S+ 2.50% (7.96%)	10/20/2028	2,481	2,396	2,381	0.6%
Revere Power, LLC (b)	Utilities	S+ 4.25% (9.73%)	3/30/2026	4,588	4,038	4,189	1.1%
Revere Power, LLC (b)	Utilities	S+ 4.25% (9.73%)	3/30/2026	403	355	368	0.1%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 3.25% (8.59%)	11/22/2029	7,515	7,347	7,543	1.9%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 5.00% (10.33%) 1.50% PIK	5/28/2027	7,805	7,591	6,868	1.8%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (9.96%)	12/20/2027	9,949	9,947	9,986	2.5%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.43%)	3/13/2028	6,773	6,642	6,775	1.7%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.94%)	6/28/2026	915	887	913	0.2%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.94%)	6/28/2026	16,915	16,521	16,883	4.3%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 3.00% (8.34%)	6/27/2031	7,309	7,291	7,291	1.9%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (12.08%) 4.25% PIK	5/10/2027	5,144	5,071	4,681	1.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

June 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	4/30/2024	$650	$645	$293	0.1%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (12.11%)	5/18/2028	1,865	1,759	1,847	0.5%
Sonrava Health Holdings, LLC (f)	Healthcare	S+ 6.50% (12.11%) 5.50% PIK	8/18/2028	9,898	9,896	7,333	1.9%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.25% (8.59%)	5/30/2031	10,000	9,950	9,967	2.5%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (9.19%)	10/16/2028	4,987	4,972	4,956	1.3%
Staples, Inc. (f)	Business Services	S+ 5.75% (11.08%)	9/4/2029	7,364	7,071	6,727	1.7%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.58%)	3/2/2027	5,341	5,080	4,959	1.3%
Tecta America Corp. (f)	Industrials	S+ 4.00% (9.46%)	4/10/2028	8,817	8,804	8,845	2.3%
TransDigm, Inc. (f)	Industrials	S+ 2.50% (7.84%)	2/28/2031	5,985	5,971	5,997	1.5%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.50% (8.83%)	2/16/2028	12,849	12,841	12,874	3.3%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (8.85%)	3/31/2028	7,275	7,265	7,275	1.9%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 4.00% (9.33%)	3/31/2028	1,741	1,718	1,745	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (10.46%)	1/31/2028	1,496	1,464	1,490	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 3.50% (8.96%)	1/31/2028	3,436	3,356	3,419	0.9%
Truist Insurance Holdings, LLC (b)	Financials	S+ 3.25% (8.59%)	5/6/2031	4,285	4,275	4,289	1.1%
UKG, Inc. (b) (f)	Technology	S+ 3.25% (8.58%)	2/10/2031	9,759	9,686	9,791	2.5%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	452	466	0.1%
United Airlines, Inc. (b)	Transportation	S+ 2.75% (8.09%)	2/22/2031	4,489	4,469	4,493	1.1%
University Support Services, LLC (f)	Education	S+ 2.75% (8.09%)	2/12/2029	4,875	4,862	4,868	1.2%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (9.69%)	10/2/2028	7,523	7,010	7,205	1.8%
Venga Finance SARL (b)	Telecom	S+ 4.75% (10.36%)	6/28/2029	3,930	3,832	3,930	1.0%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (9.34%)	11/20/2028	2,487	2,373	2,384	0.6%
Virgin Media Bristol, LLC (f)	Telecom	S+ 3.25% (8.66%)	3/31/2031	2,500	2,497	2,355	0.6%
Vistra Operations Co., LLC (f)	Utilities	S+ 2.00% (7.34%)	12/20/2030	2,488	2,493	2,488	0.6%
VS Buyer, LLC (b)	Software/Services	S+ 3.25% (8.58%)	4/14/2031	1,070	1,068	1,071	0.3%
Vyaire Medical, Inc.	Healthcare	S+ 7.00% (12.30%) 6.00% PIK	10/10/2024	1,001	927	1,013	0.3%
Vyaire Medical, Inc.	Healthcare	S+ 7.00% (12.30%) 6.00% PIK	10/10/2024	1,668	1,601	1,649	0.5%
Vyaire Medical, Inc.	Healthcare	S+ 4.75% (10.31%)	4/16/2025	5,589	5,340	—	—%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 4.75% (10.09%)	6/21/2029	10,000	9,900	9,925	2.5%
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.50% (9.83%)	5/10/2029	2,970	2,941	2,982	0.8%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.34%)	3/2/2028	4,738	4,723	4,727	1.2%
Waystar Technologies, Inc. (b)	Healthcare	S+ 2.75% (8.10%)	10/22/2029	1,467	1,466	1,467	0.4%
WCG Purchaser Corp. (f)	Healthcare	S+ 3.50% (8.84%)	1/8/2027	4,948	4,911	4,947	1.4%
WEC US Holdings, Ltd. (b)	Utilities	S+ 2.75% (8.09%)	1/27/2031	5,520	5,493	5,521	1.5%
WestJet Loyalty, LP (b)	Transportation	S+ 3.75% (9.05%)	2/14/2031	5,800	5,745	5,823	1.5%
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (8.59%)	10/19/2029	3,650	3,641	3,655	0.9%
Wilsonart, LLC (b)	Consumer	S+ 3.25% (8.69%)	12/31/2026	7,262	7,260	7,261	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 4.00% (9.34%)	8/1/2030	3,294	3,234	3,311	0.8%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 3.00% (8.46%)	3/9/2027	6,500	5,667	5,641	1.4%
Zelis Cost Management Buyer, Inc. (f)	Healthcare	S+ 2.75% (8.09%)	9/28/2029	1,875	1,866	1,873	0.5%
Subtotal Senior Secured First Lien Debt					$947,561	$932,194	237.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

June 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	S+ 7.25% (12.86%)	6/11/2029	$1,943	$1,925	$1,749	0.4%
Asurion, LLC (b) (f)	Business Services	S+ 5.25% (10.71%)	1/31/2028	4,633	4,533	4,297	1.1%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (10.59%)	10/6/2028	4,750	4,738	4,749	1.2%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.23%)	3/2/2029	1,036	997	997	0.3%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (15.16%)	10/11/2029	2,000	1,955	1,960	0.5%
Subtotal Senior Secured Second Lien Debt					$14,148	$13,752	3.5%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (12.49%)	4/22/2034	$1,410	$1,302	$1,264	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (13.09%)	3/9/2034	1,224	1,144	997	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (14.19%)	7/20/2034	2,100	1,998	1,823	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (12.04%)	10/15/2029	2,500	2,334	2,403	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (13.56%)	1/20/2030	2,000	1,795	1,603	0.4%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 11.35% (16.93%)	8/15/2032	2,000	1,968	1,967	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (13.48%)	10/23/2034	1,000	982	993	0.3%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	S+ 8.03% (13.62%)	1/15/2034	5,150	4,974	5,065	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (14.33%)	4/15/2033	1,000	890	886	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (13.31%)	10/20/2034	2,500	2,435	2,474	0.6%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (11.70%)	5/6/2030	3,000	2,762	2,728	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (13.19%)	7/25/2035	3,000	2,751	2,975	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (14.09%)	1/18/2032	2,000	1,911	1,748	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.97%)	10/15/2031	2,500	2,322	2,275	0.6%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	S+ 6.82% (12.41%)	4/20/2033	4,500	4,415	4,333	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (13.07%)	10/20/2034	3,000	2,870	2,964	0.8%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (13.25%)	6/20/2034	3,000	2,930	2,959	0.8%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (13.44%)	7/20/2035	3,460	3,204	3,394	0.9%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (11.29%)	4/26/2031	2,200	2,103	2,056	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (12.34%)	4/20/2033	2,000	1,918	1,840	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (13.25%)	10/15/2034	1,500	1,436	1,360	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (13.71%)	2/20/2033	1,455	1,443	1,405	0.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

June 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (12.64%)	7/20/2034	$1,500	$1,462	$1,469	0.4%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (11.55%)	1/23/2029	4,000	3,710	3,661	0.9%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (11.69%)	7/25/2030	2,400	2,139	1,908	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (11.38%)	10/26/2031	1,000	918	765	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (12.54%)	7/16/2032	3,000	2,808	2,848	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.79%)	10/25/2034	3,000	2,950	2,931	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.97%)	7/20/2032	1,500	1,453	1,485	0.4%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (13.14%)	7/19/2034	3,000	2,924	2,742	0.7%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.74%)	4/15/2034	3,000	2,925	2,746	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (13.46%)	1/15/2031	3,000	2,590	1,833	0.5%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (10.11%)	7/15/2032	3,000	2,773	2,915	0.7%
Subtotal Collateralized Securities					$76,539	$74,815	19.2%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$638	0.2%
Avaya Holdings Corp.	Technology			17	244	125	0.0%
Gordian Medical, Inc.	Healthcare			405	7,361	7,146	1.8%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.3%
Subtotal Equity/Other					$10,135	$8,900	2.3%

TOTAL INVESTMENTS					$1,048,383	$1,029,661	262.9%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members' capital as of June 30, 2024.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $0.2 million of unfunded commitments as of June 30, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
Below is a listing of SLF’s individual investments as of December 31, 2023:

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	S+ 4.00% (9.65%)	6/22/2026	$9,828	$9,828	$7,633	2.0%
Acrisure, LLC (b)	Financials	S+ 3.50% (9.15%)	2/15/2027	19,905	19,600	19,838	5.2%
Adtalem Global Education, Inc. (f)	Education	S+ 4.00% (9.47%)	8/11/2028	692	692	692	0.2%
Adtalem Global Education, Inc. (f)	Education	5.00%	3/1/2028	1,042	1,042	1,008	0.3%
Advisor Group, Inc. (f)	Financials	S+ 4.50% (9.86%)	8/17/2028	5,532	5,479	5,544	1.5%
Air Canada	Transportation	3.88%	8/15/2026	2,000	1,822	1,903	0.5%
Alchemy US Holdco 1, LLC (b)	Industrials	S+ 7.32% (12.82%)	10/10/2025	15,555	15,522	15,419	4.1%
Allied Universal Holdco, LLC (b)	Business Services	S+ 4.75% (10.11%)	5/15/2028	4,988	4,851	4,980	1.3%
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	2,000	1,949	1,816	0.5%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.89%)	8/15/2028	12,479	11,752	11,174	2.9%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (13.00%)	6/30/2025	11,264	11,225	10,729	2.8%
Amentum Government Services Holdings, LLC (f)	Industrials	S+ 4.00% (9.47%)	1/29/2027	1,949	1,942	1,948	0.5%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.36%)	2/15/2029	4,925	4,868	4,918	1.3%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (10.43%)	4/20/2028	7,484	7,429	7,679	2.0%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (9.46%)	2/15/2029	7,336	7,232	7,348	1.9%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,507	0.7%
AppLovin Corp. (b)	Media/Entertainment	S+ 3.10% (8.56%)	10/23/2028	8,843	8,829	8,843	2.3%
Ardagh Metal Packaging Finance USA, LLC	Paper & Packaging	3.25%	9/1/2028	2,000	1,654	1,748	0.5%
Artera Services, LLC (f)	Utilities	S+ 3.50% (8.95%)	3/6/2025	2,438	2,432	2,287	0.6%
Ascend Learning, LLC (f)	Education	S+ 3.50% (8.95%)	12/11/2028	4,975	4,696	4,882	1.3%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.97%)	8/2/2028	7,624	7,616	7,598	2.0%
Astoria Energy, LLC (f)	Utilities	S+ 3.50% (8.97%)	12/6/2027	1,856	1,856	1,860	0.5%
Asurion, LLC (b)	Business Services	S+ 3.25% (8.72%)	12/23/2026	4,874	4,822	4,858	1.3%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (8.61%)	2/15/2029	12,820	12,759	12,750	3.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.75%)	2/15/2029	4,925	4,905	4,117	1.1%
Avaya Holdings Corp.	Technology	S+ 8.50% (13.86%) 7.00% PIK	8/1/2028	2,566	2,519	2,257	0.6%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.93%)	10/2/2028	4,975	4,931	4,703	1.2%
Bella Holding Co., LLC (f)	Healthcare	S+ 3.75% (9.21%)	5/10/2028	4,987	4,962	4,944	1.3%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 3.00% (8.35%)	12/31/2030	9,416	9,412	9,428	2.5%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,949	1,759	0.5%
Carnival Corp.	Consumer	4.00%	8/1/2028	1,500	1,302	1,389	0.4%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 4.25% (9.60%)	3/8/2030	3,473	3,442	3,456	0.9%
Citadel Securities, LP (b)	Financials	S+ 2.50% (7.97%)	7/29/2030	4,489	4,483	4,494	1.2%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.90%)	12/31/2026	12,653	12,622	12,390	3.3%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.93%)	11/8/2027	3,403	3,404	3,407	0.9%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.54%)	12/29/2027	8,825	8,826	8,333	2.2%
Community Care Health Network, LLC (b)	Healthcare	S+ 4.75% (10.22%)	2/17/2025	9,559	9,549	9,369	2.5%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.72%)	4/16/2029	3,958	3,840	3,971	1.0%
Connect Finco SARL (f)	Telecom	S+ 3.50% (8.86%)	12/11/2026	7,385	7,398	7,380	1.9%
Connectwise, LLC (f)	Software/Services	S+ 3.50% (8.97%)	9/29/2028	6,860	6,841	6,836	1.8%
Conservice Midco, LLC (b)	Business Services	S+ 4.25% (9.71%)	5/13/2027	7,544	7,546	7,547	2.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (10.21%)	4/30/2026	$6,573	$6,574	$6,557	1.7%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (8.97%)	6/2/2028	4,828	4,826	4,686	1.2%
Cushman & Wakefield US Borrower, LLC (f)	Financials	S+ 4.00% (9.36%)	1/31/2030	4,740	4,625	4,728	1.2%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (10.65%)	8/2/2027	3,988	3,951	3,983	1.0%
Dish Dbs Corp. (f)	Cable	5.25%	12/1/2026	700	700	601	0.2%
Division Holding Corp. (b)	Business Services	S+ 4.75% (10.22%)	5/26/2028	8,564	8,564	8,478	2.2%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.36%)	8/24/2028	5,544	5,535	5,555	1.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.36%)	8/24/2028	2,376	2,372	2,381	0.6%
Edgewater Generation, LLC (b)	Utilities	S+ 3.75% (9.22%)	12/15/2025	4,896	4,763	4,797	1.3%
Entain Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 3.50% (8.95%)	10/31/2029	504	499	504	0.1%
First Brands Group, LLC (f)	Consumer	S+ 5.00% (10.88%)	3/30/2027	2,494	2,475	2,469	0.7%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 4.18% (9.63%)	4/13/2029	2,463	2,407	2,471	0.7%
Florida Food Products, LLC (f)	Food & Beverage	S+ 5.00% (10.47%)	10/18/2028	7,860	7,771	7,310	1.9%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (10.25%)	12/29/2028	2,554	2,533	2,557	0.7%
Frontier Communications Corp. (f)	Telecom	5.00%	5/1/2028	1,240	1,285	1,148	0.3%
Frontier Communications Corp. (b)	Telecom	S+ 3.75% (9.22%)	10/8/2027	12,934	12,918	12,853	3.4%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (10.13%)	4/30/2029	7,839	7,005	6,428	1.7%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.75% (10.36%)	8/18/2028	4,611	4,584	4,599	1.2%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 3.00% (8.39%)	10/4/2030	1,250	1,244	1,249	0.3%
Gordian Medical, Inc. (b)	Healthcare	S+ 6.25% (12.15%)	1/31/2027	10,839	10,790	6,882	1.8%
Green Energy Partners/Stonewall, LLC (f)	Utilities	S+ 6.00% (11.61%)	11/12/2026	4,000	3,780	4,000	1.1%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	S+ 4.00% (9.47%)	12/1/2027	4,840	4,766	4,856	1.3%
GTCR W Merger Sub, LLC (b)	Financials	S+ 3.00% (8.33%)	9/20/2030	2,500	2,488	2,509	0.7%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.95%)	3/29/2027	4,875	4,874	4,882	1.3%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.46%)	10/29/2027	722	722	722	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.46%)	10/29/2027	5,710	5,640	5,710	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 4.50% (9.97%)	6/17/2027	4,475	4,458	4,489	1.2%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.72%)	6/30/2028	4,101	4,090	4,085	1.1%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.72%)	6/30/2028	793	791	790	0.2%
Hexion Holdings Corp. (f)	Chemicals	S+ 4.50% (10.02%)	3/15/2029	2,494	2,381	2,391	0.6%
HireRight, Inc. (b)	Business Services	S+ 4.00% (9.36%)	9/27/2030	5,133	5,058	5,111	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.47%)	3/20/2028	5,337	5,287	5,313	1.4%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (9.36%)	12/29/2027	6,110	6,102	4,897	1.3%
IDERA, Inc. (f)	Technology	S+ 3.75% (9.28%)	3/2/2028	6,842	6,845	6,798	1.8%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (10.22%)	10/4/2028	3,916	3,902	3,848	1.0%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,652	6,533	1.7%
Jump Financial, LLC (b)	Financials	S+ 4.50% (10.11%)	8/7/2028	7,343	7,251	7,270	1.9%
Kingpin Intermediate Holdings, LLC (f)	Consumer	S+ 3.50% (8.86%)	2/8/2028	2,105	2,071	2,102	0.6%
Kissner Milling Co., Ltd. (f)	Industrials	4.88%	5/1/2028	2,000	1,940	1,883	0.5%
Kuehg Corp. (f)	Education	S+ 5.00% (10.35%)	6/12/2030	4,988	4,738	5,003	1.3%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (10.46%)	10/30/2028	3,920	3,875	3,751	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,851	0.5%
LifePoint Health, Inc. (b)	Healthcare	S+ 5.50% (11.17%)	11/16/2028	4,872	4,758	4,851	1.3%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.13%)	1/29/2027	666	610	632	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.13%)	1/29/2027	$11,770	$10,783	$11,169	2.9%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (10.22%)	3/20/2028	10,010	9,974	10,010	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (10.43%)	1/3/2029	3,686	3,659	2,415	0.6%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,987	1,825	0.5%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (10.35%)	10/3/2030	5,000	4,760	4,658	1.2%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.50% (8.86%)	10/18/2028	5,530	5,505	5,545	1.5%
MH Sub I, LLC (b)	Business Services	S+ 4.25% (9.61%)	5/3/2028	4,975	4,861	4,883	1.3%
Michael Baker International, LLC (b)	Industrials	S+ 5.00% (10.47%)	12/1/2028	3,267	3,243	3,259	0.9%
MPH Acquisition Holdings, LLC (f)	Healthcare	5.50%	9/1/2028	2,000	1,993	1,783	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.90%)	9/1/2028	4,888	4,816	4,699	1.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (9.36%)	5/6/2026	5,355	5,347	5,315	1.4%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (9.20%)	3/2/2028	150	149	136	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (9.21%)	3/2/2028	4,357	4,339	3,943	1.0%
Nexus Buyer, LLC (f)	Financials	S+ 4.50% (9.86%)	12/13/2028	2,000	1,940	1,981	0.5%
Nexus Buyer, LLC (f)	Financials	S+ 3.75% (9.21%)	11/9/2026	8,441	8,259	8,338	2.2%
Northriver Midstream Finance, LP	Energy	5.63%	2/15/2026	1,000	947	969	0.3%
Nouryon Finance B.V. (e) (f)	Chemicals	S+ 4.00% (9.47%)	4/3/2028	4,586	4,551	4,599	1.2%
Omnia Partners, LLC (f)	Business Services	S+ 4.25% (9.63%)	7/25/2030	3,748	3,711	3,769	1.0%
Omnia Partners, LLC (f)	Business Services	S+ 4.25%	7/25/2030	—	(2)	2	0.0%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.50% (9.95%)	4/30/2029	2,494	2,447	2,466	0.6%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	355	0.1%
Peraton Corp. (b)	Industrials	S+ 3.75% (9.21%)	2/1/2028	4,960	4,928	4,966	1.3%
PG&E Corp. (f)	Utilities	S+ 2.50% (7.86%)	6/23/2027	2,140	2,129	2,140	0.6%
PODS, LLC (f)	Paper & Packaging	S+ 3.00% (8.47%)	3/31/2028	4,274	4,064	4,176	1.1%
Polaris Newco, LLC (f)	Business Services	S+ 4.00% (9.47%)	6/2/2028	2,980	2,841	2,936	0.8%
Power Stop, LLC (f)	Transportation	S+ 4.75% (10.21%)	1/26/2029	3,517	3,485	3,071	0.8%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	500	454	469	0.1%
Project Accelerate Parent, LLC (e)	Technology	S+ 4.25% (9.90%)	1/2/2025	15,775	15,777	15,735	4.1%
Proofpoint, Inc. (b)	Software/Services	S+ 3.25% (8.72%)	8/31/2028	6,372	6,328	6,366	1.7%
Protective Industrial Products, Inc. (b)	Industrials	S+ 4.00% (9.47%)	12/29/2027	8,943	8,908	8,474	2.2%
Pug, LLC (f)	Media/Entertainment	S+ 3.50% (8.97%)	2/12/2027	4,861	4,784	4,774	1.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.75% (8.22%)	3/19/2029	7,860	7,860	7,880	2.1%
RealPage, Inc. (f)	Software/Services	S+ 3.00% (8.47%)	4/24/2028	4,987	4,881	4,942	1.3%
Renaissance Holding Corp. (f)	Software/Services	S+ 4.75% (10.11%)	4/8/2030	1,995	1,993	2,000	0.5%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.85%)	4/30/2027	2,458	2,458	2,458	0.6%
Restoration Hardware, Inc. (f)	Retail	S+ 2.50% (7.97%)	10/20/2028	2,494	2,400	2,421	0.6%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 4.00% (9.35%)	11/22/2029	7,553	7,373	7,564	2.0%
RXB Holdings, Inc. (f)	Healthcare	S+ 4.50% (9.97%)	12/20/2027	10,000	10,015	9,933	2.6%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.50%)	3/13/2028	6,808	6,662	6,639	1.7%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (9.21%)	2/23/2029	7,369	7,332	7,380	1.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.95%)	6/28/2026	919	884	901	0.2%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.95%)	6/28/2026	17,004	16,522	16,558	4.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (10.24%)	10/15/2025	$11,584	$11,568	$7,842	2.1%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (12.13%) 4.25% PIK	5/10/2027	5,060	4,976	4,605	1.2%
SK Neptune Husky Finance SARL (b)	Chemicals	S+ 10.00% (15.65%)	4/30/2024	647	625	624	0.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.75% (9.11%)	12/14/2026	4,219	4,113	4,216	1.1%
Staples, Inc. (b)	Business Services	S+ 5.00% (10.46%)	4/16/2026	4,848	4,815	4,579	1.2%
Surgery Center Holdings, Inc. (f)	Healthcare	S+ 3.50% (8.86%)	12/19/2030	400	396	401	0.1%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.63%)	3/2/2027	5,372	4,560	4,066	1.1%
Tecta America Corp. (f)	Industrials	S+ 4.00% (9.47%)	4/10/2028	8,863	8,844	8,874	2.3%
TransDigm, Inc. (f)	Industrials	S+ 3.25% (8.60%)	2/14/2031	6,000	5,986	6,023	1.6%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.75% (9.24%)	2/16/2028	13,054	13,040	13,048	3.4%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (8.86%)	3/31/2028	7,313	7,300	7,236	1.9%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (10.47%)	1/31/2028	1,500	1,463	1,493	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 3.50% (8.97%)	1/31/2028	3,454	3,364	3,400	0.9%
UKG, Inc. (f)	Technology	S+ 4.50% (9.99%)	5/4/2026	3,576	3,497	3,585	0.9%
Ultimate Software Group, Inc. (f)	Technology	S+ 3.75% (9.23%)	5/4/2026	1,191	1,171	1,193	0.3%
United Airlines, Inc. (f)	Transportation	S+ 3.75% (9.22%)	4/21/2028	2,959	2,950	2,966	0.8%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	448	469	0.1%
University Support Services, LLC (f)	Education	S+ 3.25% (8.71%)	2/12/2029	4,900	4,884	4,895	1.3%
Urban One, Inc. (f)	Media/Entertainment	7.38%	2/1/2028	5,000	5,116	4,235	1.1%
US Anesthesia Partners, Inc. (f)	Healthcare	S+ 4.25% (9.71%)	10/2/2028	3,556	3,160	3,241	0.9%
Venga Finance SARL (b)	Telecom	S+ 4.75% (10.40%)	6/28/2029	3,950	3,844	3,913	1.0%
Venture Global Calcasieu Pass, LLC	Energy	3.88%	8/15/2029	2,000	1,673	1,816	0.5%
Vyaire Medical, Inc. (f)	Healthcare	S+ 4.75% (10.41%)	4/16/2025	7,277	6,766	5,264	1.4%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 5.75% (11.39%)	6/19/2026	13,011	12,404	13,012	3.4%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.40%)	3/2/2028	4,903	4,888	4,896	1.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 4.00% (9.47%)	1/8/2027	4,974	4,929	4,979	1.3%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.15%)	8/18/2028	8,893	8,888	5,431	1.4%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.15%)	8/18/2028	908	908	554	0.1%
Wilsonart, LLC (b)	Consumer	S+ 3.25% (8.70%)	12/31/2026	7,300	7,297	7,309	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 4.50% (9.84%)	8/1/2030	3,310	3,246	3,328	0.9%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	2,000	1,580	1,720	0.5%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 3.00% (8.47%)	3/9/2027	6,500	5,545	5,564	1.5%
Subtotal Senior Secured First Lien Debt					$801,319	$778,934	205.1%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	S+ 7.25% (12.72%)	6/11/2029	$1,943	$1,924	$1,749	0.5%
Asurion, LLC (b) (f)	Business Services	S+ 5.25% (10.72%)	1/31/2028	9,632	9,404	9,158	2.4%
Edelman Financial Center, LLC (b) (e)	Financials	S+ 6.75% (12.22%)	7/20/2026	7,972	7,932	7,962	2.1%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.28%)	3/2/2029	1,545	1,494	1,475	0.4%
Subtotal Senior Secured Second Lien Debt					$20,754	$20,344	5.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (12.57%)	4/22/2034	$1,410	$1,298	$1,170	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (13.18%)	3/9/2034	1,224	1,142	935	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (14.28%)	7/20/2034	2,100	1,995	1,680	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (12.11%)	10/15/2029	2,500	2,321	2,231	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (13.65%)	1/20/2030	2,000	1,782	1,543	0.4%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 7.65% (13.29%)	8/15/2032	2,000	1,966	1,941	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (13.56%)	10/23/2034	1,000	982	948	0.2%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	S+ 8.03% (13.69%)	1/15/2034	5,150	4,966	4,711	1.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (14.41%)	4/15/2033	1,000	887	821	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (13.40%)	10/20/2034	2,500	2,433	2,390	0.6%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (11.75%)	5/6/2030	3,000	2,746	2,504	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (13.25%)	7/25/2035	3,000	2,745	2,876	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (14.16%)	1/18/2032	2,000	1,906	1,569	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (12.04%)	10/15/2031	2,500	2,312	2,089	0.6%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	S+ 6.82% (12.50%)	4/20/2033	4,500	4,412	4,213	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (13.16%)	10/20/2034	3,000	2,867	2,748	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (13.27%)	6/20/2034	3,000	2,929	2,769	0.7%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (13.53%)	7/20/2035	3,460	3,198	3,322	0.9%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (11.34%)	4/26/2031	2,200	2,098	1,936	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (12.43%)	4/20/2033	2,000	1,915	1,738	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (13.32%)	10/15/2034	1,500	1,433	1,298	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (13.75%)	2/20/2033	1,455	1,443	1,315	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (12.73%)	7/20/2034	1,500	1,461	1,372	0.4%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (11.63%)	1/23/2029	4,000	3,684	3,310	0.9%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (11.74%)	7/25/2030	2,400	2,122	1,701	0.4%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (11.43%)	10/26/2031	1,000	914	726	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (12.61%)	7/16/2032	3,000	2,799	2,600	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.84%)	10/25/2034	3,000	2,948	2,746	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (13.06%)	7/20/2032	1,500	1,452	1,412	0.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (13.21%)	7/19/2034	$3,000	$2,921	$2,568	0.7%
Venture CDO, Ltd. 16-25A E	Diversified Investment Vehicles	S+ 7.20% (12.88%)	4/20/2029	2,000	1,955	1,668	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	S+ 7.63% (13.29%)	4/15/2033	4,995	4,964	4,628	1.2%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.81%)	4/15/2034	3,000	2,922	2,548	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (13.53%)	1/15/2031	3,000	2,568	1,897	0.6%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (10.18%)	7/15/2032	3,000	2,761	2,759	0.7%
Subtotal Collateralized Securities					$83,247	$76,682	20.2%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$616	0.2%
Avaya Holdings Corp.	Technology			17	244	121	0.0%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.2%
Subtotal Equity/Other					$2,774	$1,728	0.4%

TOTAL INVESTMENTS					$908,094	$877,688	231.1%
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Below is certain summarized financial information for SLF as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023:

Selected Statements of Assets and Liabilities Information	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,048,383 and $908,094, respectively)	$1,029,661	$877,688
Cash and other assets	54,679	68,917
Total assets	$1,084,340	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,841 and $1,695, respectively)	$567,159	$481,805
Secured borrowings	16,904	39,959
Other liabilities	108,600	45,124
Total Liabilities	$692,663	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$391,677	$379,717

Total liabilities and members’ capital	$1,084,340	$946,605

Selected Statements of Operations Information	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$24,893	$24,307	$50,889	$46,879

Operating expenses:
Interest and credit facility financing expenses	10,751	10,480	21,204	20,235
Other expenses	624	571	1,219	1,147
Total expenses	11,375	11,051	22,423	21,382

Net investment income	13,518	13,256	28,466	25,497

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(1,546)	4,186	657	8,724

Net increase (decrease) in members’ capital resulting from operations	$11,972	$17,442	$29,123	$34,221

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
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
As of June 30, 2024 and December 31, 2023, $13.9 million and $1.1 million was payable to the Adviser for Management Fees, respectively.
For the three and six months ended June 30, 2024, the Company incurred $13.8 million and $24.3 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement. For the three and six months ended June 30, 2023, the Company incurred $1.0 million and $2.0 million, respectively, in Management Fees under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
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
For the period ended June 30, 2024
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
For the three and six months ended June 30, 2024, the Company incurred $9.4 million and $18.0 million in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the three and six months ended June 30, 2023, the Company incurred $2.0 million and $3.9 million in incentive fees on income under the Investment Advisory Agreement, none of which was payable to the Adviser.
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
For the three and six months ended June 30, 2024 and 2023, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of June 30, 2024 and December 31, 2023, $1.7 million and $1.2 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
For the three and six months ended June 30, 2024, the Company incurred $0.8 million and $1.5 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations. For the three and six months ended June 30, 2023, the Company incurred $0.3 million and $0.6 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of June 30, 2024, the aggregate principal amount outstanding of the senior securities issued by the Company was $1.6 billion and the Company’s asset coverage was 217%.
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
For the period ended June 30, 2024
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
For the period ended June 30, 2024
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
For the period ended June 30, 2024
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

2024 Notes

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a Purchase Agreement (the “2024 Notes Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the sale of $100.0 million aggregate principal amount of 4.85% fixed rate notes due 2024 (the “2024 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2024 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2024 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million, after deducting the Initial Purchaser’s discounts and commissions of approximately $1.2 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2024 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”) between the Company and U.S. Bank Trust Company, National Association, and a Third Supplemental Indenture, dated as of December 5, 2019, between the Company and U.S. Bank Trust Company, National Association. The 2024 Notes will mature on December 15, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes. The 2024 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and U.S. Bank Trust Company, National Association if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

2026 Notes

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a Purchase Agreement (the “2026 Notes Purchase Agreement”) with the initial purchaser listed therein relating to the sale of $300.0 million aggregate principal amount of 3.25% fixed rate notes due 2026 (the “Restricted 2026 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2026 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2026 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Restricted 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2026 Notes were approximately $296.0 million, after deducting the Initial Purchaser’s discounts and commissions and estimated offering expenses. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The Restricted 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), between the Company and U.S. Bank Trust Company, National Association (the “Trustee”), and a Supplemental Indenture, dated as of March 29, 2021 (the “First Supplemental Indenture”), between the Company and the Trustee. The 2026 Notes (as defined below) will mature on March 30, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the “Unrestricted 2026 Notes” and, together with the Restricted 2026 Notes, the “2026 Notes”), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
2029 Notes

On April 29, 2024, the Company entered into a purchase agreement (the “2029 Notes Purchase Agreement”) by and among the Company, the Adviser, Benefit Street Partners and J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (the “Initial Purchasers”), in connection with the issuance and sale of $300.0 million aggregate principal amount of the Company’s 7.20% Notes due 2029 (the “2029 Notes”) in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The 2029 Notes Purchase Agreement contains customary representations, warranties, conditions to closing, indemnification rights and obligations of the parties and termination provisions. The 2029 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. The net proceeds from the sale of the 2029 Notes were approximately $293.0 million, after deducting the initial purchaser discount and estimated offering expenses. The 2029 Notes were issued on May 6, 2024, pursuant to the 2021 Indenture, and a Third Supplemental Indenture, dated as of May 6, 2024 (the “Third Supplemental Indenture” and, together with the 2021 Indenture, the “2029 Indenture”), between the Company and the Trustee. The 2029 Notes will mature on June 15, 2029 unless repurchased or redeemed in accordance with their terms prior to such date. The 2029 Notes bear interest at a rate of 7.20% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2024. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s consolidated and unconsolidated subsidiaries, financing vehicles or similar facilities. The 2029 Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2029 Indenture. In addition, if a change of control repurchase event, as defined in the 2029 Indenture, occurs prior to maturity, holders of the 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2029 Notes at a repurchase price equal to 100% of the principal amount of the 2029 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. In connection with the offer and sale of the 2029 Notes, the Company entered into a Registration Rights Agreement, dated as of May 6, 2024 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement relating to an offer to exchange the 2029 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2029 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the 2029 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2029 Notes.
The following table represents borrowings as of June 30, 2024:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$300,000	$(1,806)	$298,194
Wells Fargo Credit Facility	8/25/2028	300,000	225,000	—	225,000
FBLC JPM Credit Facility	9/15/2027	400,000	320,000	—	320,000
JPM Revolver Facility	12/8/2028	505,000	43,590	—	43,590
2024 Notes	12/15/2024	100,000	100,000	—	100,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	300,000	296,822	(4,291)	292,531
Total		$2,305,000	$1,585,412	$(6,097)	$1,579,315

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
The following table represents borrowings as of December 31, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$322,000	$(2,082)	$319,918
Total		$400,000	$322,000	$(2,082)	$319,918

The weighted average annualized interest cost for all facility borrowings and unsecured notes for the six months ended June 30, 2024 and 2023 was 8.60% and 7.53%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for the six months ended June 30, 2024 and 2023 was $1.4 billion and $0.4 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the six months ended June 30, 2024 and 2023 was $1.8 billion and $0.4 billion, respectively.
Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2024 and December 31, 2023, the Company had no short-term borrowings outstanding. For the three and six months ended June 30, 2024, the Company recorded no interest expense in connection with short-term borrowings. For the three and six months ended June 30, 2023, the Company recorded interest expense of $0.8 million and $1.3 million, respectively, in connection with short-term borrowings. For the six months ended June 30, 2024, the Company did not have short term borrowings. For the six months ended June 30, 2023, the Company had an average outstanding balance of short-term borrowings of $31.0 million and bore interest at a weighted average rate of 0.02%.
Secured Borrowings

On August 21, 2023, the Company entered into a total return swap (“TRS”) with Nomura. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The Company pays interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. On April 24, 2024, the rate was amended to three-month SOFR plus 2.80% per annum. Upon the termination or repayment of any loan under the TRS, the Company will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS is February 17, 2025. The Company may terminate the TRS prior to February 17, 2025 upon the occurrence of certain events but in certain circumstances may be required to pay certain termination fees.

As of June 30, 2024 and December 31, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
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

As of June 30, 2024 and December 31, 2023, the Company had secured borrowings outstanding of $30.8 million and $33.3 million, respectively. For the three and six months ended June 30, 2024, the Company recorded interest expense of $0.5 million and $1.0 million, respectively in connection with secured borrowings. For the three and six months ended June 30, 2023, the Company did not record interest expense in connection with secured borrowings. For the six months ended June 30, 2024, the Company had an average outstanding balance of secured borrowings of $31.6 million and bore interest at a weighted average rate of 6.53%.
The following table represents interest and debt fees for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024					Six Months Ended June 30, 2024
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	S + 2.75%	0.75%	$5,975	$138	$382	S + 2.75%	0.75%	$12,350	$276	$705
Wells Fargo Credit Facility	(3)	(4)	4,601	—	127	(3)	(4)	8,082	—	209
FBLC JPM Credit Facility	(5)	(6)	6,392	—	360	(5)	(6)	11,195		591
JPM Revolver Facility	(7)	0.38%	2,252	—	361	(7)	0.38%	6,102	—	535
2024 Notes	4.85%	n/a	1,213	—	10	4.85%	n/a	2,129	—	10
2026 Notes	3.25%	n/a	2,438	—	10	3.25%	n/a	4,327	—	10
2029 Notes	7.20%	n/a	3,398	133	—	7.20%	n/a	3,398	133	—
Secured borrowings	(8)	n/a	490	—	—	(8)	n/a	1,028	131	—
Total			$26,759	$271	$1,250			$48,611	$540	$2,060
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, and administrative agent fees.
(3)    From January 24, 2024 through June 30, 2024, the Wells Fargo Credit Facility had an interest rate of daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.75% per annum.
(4)    From January 24, 2024 through June 30, 2024, the non-usage fee per annum was 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance.
(5)    From January 24, 2024 through June 30, 2024, the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.80% per annum, inclusive of an administrative agent fee of 0.20%.
(6)    From January 24, 2024 through June 30, 2024, the non-usage fee per annum was 0.75%, inclusive of an administrative fee of 0.20%.
(7)    From January 24, 2024 through June 30, 2024, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(8)    From January 1, 2024 through April 23, 2024, the interest rate was three-month SOFR plus 3.60% per annum. From April 24, 2024 through June 30, 2024, the interest rate was amended to be three-month SOFR plus 2.80% per annum.

With respect to all of the FBLC borrowings assumed by the Company, interest expense and debt fees were calculated and disclosed for the period from January 24, 2024 to June 30, 2024. No prior expense was disclosed on the FBLC facilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

The following table represents interest and debt fees for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023					Six months ended June 30, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$6,198	$252	$371	(3)	0.50%	$12,607	$500	$724
MS Subscription Facility (5)	—	—	—	—	—	(4)	0.30%	404	98	—
Short-term borrowings			806	—	—			1,270	—	—
Total			$7,004	$252	$371			$14,281	$598	$724
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
At June 30, 2024, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2024 and 2023, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of June 30, 2024	Fair Value as of June 30, 2024
JPM Credit Facility	3	$300,000	$300,000
Wells Fargo Credit Facility	3	225,000	225,000
FBLC JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	43,590	43,590
2024 Notes	3	100,000	98,868
2026 Notes	3	300,000	282,846
2029 Notes	3	296,822	299,607
Total		$1,585,412	$1,569,911

	Level	Carrying Amount as of December 31, 2023	Fair Value as of December 31, 2023
JPM Credit Facility	3	$322,000	$322,000
Total		$322,000	$322,000

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2024, the Company had unfunded commitments on delayed draw term loans of $140.7 million, unfunded commitments on revolver term loans of $152.3 million, and unfunded commitments on term loans of $1.3 million. As of December 31, 2023, the Company had unfunded commitments on delayed draw term loans of $34.3 million, and unfunded commitments on revolver term loans of $42.2 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of June 30, 2024, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,592
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,966	4,157
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	277
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	4,574	1,715
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,497	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,864
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	6,020	6,020
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	22,639	8,150
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Capstone Logistics	Senior Secured First Lien Debt	Revolver	1,804	1,804
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	1,538
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,262	2,262
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	1,560
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,512
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,868
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	6,786	6,786
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,505	1,505
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Delayed Draw	1,970	1,970
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Revolver	1,050	1,050
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,811	1,875
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	2,857
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	1,119
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	$2,028	$2,028
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	1,343
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,454	16,744
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	1,324
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	406
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	1,319	1,319
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	849
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
Norvax, LLC	Senior Secured First Lien Debt	Revolver	1,152	1,075
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	584	584
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	387
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	9,667	9,667
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	35,000	8,000
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	20,000
Premiere Global Services, Inc.	Senior Secured First Lien Debt	Revolver	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,131	1,300
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	4,677
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	997
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	13,399	5,949
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,850	2,850
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	2,894
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	9,138	7,280
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,103	4,231
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	6,266	6,266
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,647	1,213

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	$540	$540
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	6,045	15
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	4,370
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	16,004	16,004
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$418,613	$294,271
As of December 31, 2023, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$533	$533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,637	1,637
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,745	740
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,024	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	998	912
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,323	1,323
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,450	995
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,851	1,851
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	634
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,480	2,737
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	922
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	660	660
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,323	6,281
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	265
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,572
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	1,057	1,057
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	1,057	1,057
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,902	2,267

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	$741	$395
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	142
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,398
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	259
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	773
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,232	675
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,771	3,311
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	145
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	5
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$95,511	$76,471
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
For the period ended June 30, 2024
(Unaudited)
As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of June 30, 2024 and as of December 31, 2023, excluding the impact of net assets acquired as a result of the Mergers:

	As of June 30, 2024		As of December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$900
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$900
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the six months ended June 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2024
April 24, 2024	61,058	$900
Total Capital Drawdowns	61,058	$900
Refer to Note 17 - Merger with FBLC for shares of Common Stock issued in connection with the Mergers.
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2023
March 27, 2023	532,871	$8,073
July 31, 2023	111,905	1,645
Total Capital Drawdowns	644,776	$9,718
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
For the six months ended June 30, 2024, there were no capital drawdowns of Series A Preferred Stock.
The following table summarizes the total shares issued and proceeds, net of offering costs related to capital drawdowns of Series A Preferred Stock for the year ended December 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2023
March 27, 2023	41,353	$41,291
Total Capital Drawdowns	41,353	$41,291

Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2024:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2023	26,080,389	$26	$400,332	$(12,239)	$388,119
Net investment income (loss)	—	—	—	49,737	49,737
Net realized gain (loss) from investment transactions	—	—	—	1,283	1,283
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(24,800)	(24,800)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(11,182)	(11,182)
Issuance of shares in connection with the Mergers	110,033,324	110	1,594,151	—	1,594,261
Reinvested dividends	221,360	0 (1)	3,342	—	3,342
Balance as of March 31, 2024	136,335,073	$136	$1,997,825	$597	$1,998,558
Net investment income (loss)	—	$—	$—	$48,677	$48,677
Net realized gain (loss) from investment transactions	—	—	—	250	250
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(16,015)	(16,015)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,687)	(1,687)
Distributions to common stockholders	—	—	—	(45,004)	(45,004)
Issuance of common stock, net of issuance costs	61,058	0 (1)	900	—	900
Repurchases	(2,837,405)	(3)	(41,167)	—	(41,170)
Reinvested dividends	685,533	1	9,932	—	9,933
Balance as of June 30, 2024	134,244,259	$134	$1,967,490	$(13,186)	$1,954,438
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2022	24,609,132	$25	$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—	—	12,061	12,061
Net realized gain (loss) from investment transactions	—	—	—	(161)	(161)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,261)	(1,261)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,023)	(1,023)
Distributions to common stockholders	—	—	—	(10,584)	(10,584)
Issuance of common stock, net of issuance costs	532,871	1	8,072	—	8,073
Reinvested dividends	197,903	0(1)	2,994	—	2,994
Balance as of March 31, 2023	25,339,906	$26	$386,623	$(4,132)	$382,517
Net investment income (loss)	—	$—	$—	$13,636	$13,636
Net realized gain (loss) from investment transactions	—	—	—	31	31
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,198)	(2,198)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(10,895)	(10,895)
Reinvested dividends	202,931	0(1)	3,074	—	3,074
Balance as of June 30, 2023	25,542,837	$26	$389,697	$(5,759)	$383,964
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
The following table reflects the Common Stock activity for the six months ended June 30, 2024:

	Shares	Value
Shares Sold	110,094,382	$1,595,161
Shares Issued through DRIP	906,893	13,275
Share Repurchases	(2,837,405)	(41,170)
	108,163,870	$1,567,266

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

The following table reflects the Common Stock activity for the year ended December 31, 2023:

	Shares	Value
Shares Sold	642,732	$9,686
Shares Issued through DRIP	828,525	12,439
	1,471,257	$22,125
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of June 30, 2024, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of June 30, 2024, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of June 30, 2024 and December 31, 2023, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the six months ended June 30, 2024:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2023	77,500	$77,398
Amortization of offering costs	—	9
Ending Balance, June 30, 2024	77,500	$77,407
The following table presents the activity in the Company’s Series A Preferred Stock for the six months ended June 30, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	7
Ending Balance, June 30, 2023	77,500	$77,388
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)
The Company intends to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company’s most recent tender offer was oversubscribed.

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
February 29, 2024	May 7, 2024	22,351,035	2,676,696	$14.49	$38,785.30

Note 12 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2024 and 2023.

	For the three months ended June 30,		For the six months ended June 30,
Numerator	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$32,912	$11,469	$59,132	$22,108
Less: cumulative preferred stock dividends	(1,687)	(2,197)	(3,373)	(4,394)
Less: changes in carrying value of redeemable securities	(4)	(4)	(9)	(7)
Numerator for EPS - income available to common stockholders	$31,221	$9,268	$55,750	$17,707

Denominator
Weighted average common shares outstanding	135,058,646	25,464,807	121,176,065	25,058,806
Basic and diluted earnings per share	$0.23	$0.36	$0.46	$0.71

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Note 13 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$0.43
May 7, 2024	May 7, 2024	May 13, 2024	$0.29
May 7, 2024 (special)	May 7, 2024	May 13, 2024	$0.04

The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43
April 27, 2023	April 27, 2023	May 5, 2023	$0.43

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$28.35
May 7, 2024	May 7, 2024	May 13, 2024	$21.76

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$28.31
April 27, 2023	April 27, 2023	May 5, 2023	$28.35

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
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

As of June 30, 2024, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $20.5 million and deferred tax liabilities of $(35.2) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The Company has concluded future reversal of existing temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of June 30, 2024. As a result, no valuation allowance was recorded for the deferred tax assets as of June 30, 2024.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Note 15 - Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Per share data:
Net asset value attributable to common stock, beginning of period	$14.88	$15.13

Results of operations (1)
Net investment income (loss)	0.81	1.03
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.32)	(0.14)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.49	0.89

Accretion to redemption value of Series A redeemable convertible preferred stock (1) (9)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.03)	(0.13)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.46	0.76

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.76)	(0.86)
Net decrease in net assets resulting from stockholder distributions	(0.76)	(0.86)

Other (3)	(0.02)	—
Net asset value attributable to common stock, end of period	$14.56	$15.03

Common shares outstanding at end of period	134,244,259	25,542,837
Total return (4)	2.91%	5.08%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,954,438	$383,964

Ratio of net investment income to average net assets attributable to common stock (5)	12.29%	13.65%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	10.72%	11.94%
Ratio of total net expenses to average net assets attributable to common stock (5) (7)	10.72%	10.93%
Portfolio turnover rate (8)	8.33%	2.67%
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
For the period ended June 30, 2024
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
(9)     Rounds to less than $0.01 per share.
Note 16 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the six months ended June 30, 2024:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at June 30, 2024
Control Investments
CRS-SPV, Inc. (2) (5) (6)	Senior Secured First Lien Debt	$—	$—	$45	$(45)	$—	$—	$—
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (2) (4) (6)	Joint Venture	13,648	—	304,934	501	—	(501)	304,934
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (2) (3) (6) (8)	Equity/Other Investments	—	—	538	1	—	14	553
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (5) (6)	Senior Secured First Lien Debt	19	—	714	(714)	—	—	—
Lakeview Health Holdings, Inc. (2) (5) (6)	Senior Secured First Lien Debt	4	—	227	(227)	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	10,179	—	45,419	(688)	6	(9,982)	34,755
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	1,446	11,000	31,000	(14,961)	—	(39)	27,000
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	26	—	4,000	(3,993)	—	(7)	—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	3,864	24,500	38,131	63	—	(94)	62,600
Post Road Equipment Finance, LLC (2) (6)	Equity/Other Investments	5,431	32,600	86,699	142	—	(208)	119,233
Siena Capital Finance, LLC (2) (6)	Subordinated Debt	3,026	—	59,483	(4,902)	(9)	(72)	54,500
Siena Capital Finance, LLC (2) (6)	Equity/Other Investments	5,525	—	77,310	127	—	(127)	77,310
WPNT, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$43,168	$68,100	$648,500	$(24,696)	$(3)	$(11,016)	$680,885

Affiliate Investments
CRS-SPV, Inc. (3) (6)	Equity/Other Investments	$—	$—	$1,559	$3	$—	$(3)	$1,559
First Eagle Greenway Fund II, LLC (3)	Equity/Other Investments	—	—	375	1	—	(184)	192
Integrated Efficiency Solutions, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (6)	Senior Secured First Lien Debt	6	—	210	—	—	—	210
Integrated Efficiency Solutions, Inc. (6)	Senior Secured First Lien Debt	47	—	1,407	(5)	—	(2)	1,400

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at June 30, 2024
Integrated Efficiency Solutions, Inc. (6)	Senior Secured Second Lien Debt	$160	$—	$971	$1	$—	$(363)	$609
Lakeview Health Holdings, Inc. (6)	Senior Secured First Lien Debt	45	—	1,254	—	—	(2)	1,252
Lakeview Health Holdings, Inc. (6)	Senior Secured First Lien Debt	—	—	65	—	—	—	65
Lakeview Health Holdings, Inc. (5) (6)	Senior Secured First Lien Debt	—	—	1,112	(1,112)	—	—	—
Lakeview Health Holdings, Inc.(6)	Senior Secured First Lien Debt	—	—	618	1	—	40	659
Lakeview Health Holdings, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	368	—	4,181	7	—	49	4,237
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	170	—	5,473	(1,442)	—	(349)	3,682
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	1,118	—	9,222	(4,893)	362	(1,482)	3,209
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
ORG GC Holdings, LLC (6)	Senior Secured Second Lien Debt	427	—	5,101	8	—	(58)	5,051
ORG GC Holdings, LLC (6)	Senior Secured First Lien Debt	546	—	10,111	17	—	(17)	10,111
ORG GC Holdings, LLC (5) (6)	Senior Secured First Lien Debt	1	—	—	—	—	—	—
ORG GC Holdings, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other Investments	—	—	959	2	—	—	961
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	—	925	2	—	(252)	675
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	—	163	—	—	(43)	120
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	—	4,733	8	—	284	5,025
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, LP	Equity/Other Investments	200	—	8,755	(966)	—	66	7,855
Total Affiliate Investments		$3,088	$—	$57,194	$(8,368)	$362	$(2,316)	$46,872
Total Control & Affiliate Investments		$46,256	$68,100	$705,694	$(33,064)	$359	$(13,332)	$727,757
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
(2)This investment was not deemed significant under Regulation S-X as of June 30, 2024.
(3)Investment is non-income producing at June 30, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2024
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
(5)Investment no longer held as of June 30, 2024.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of (1.0) million.
(8)See Note 3 - Fair Value of Financial Instruments and the relevant portfolio company audited financial statements for additional disclosure

Dividends and interest for the six months ended June 30, 2024 attributable to Controlled and Affiliated investments no longer held as of June 30, 2024 were $24.9 thousand.
Realized gain (loss) for the six months ended June 30, 2024 attributable to Controlled and Affiliated investments no longer held as of June 30, 2024 was $(0.1) thousand.
There was no change in unrealized gain (loss) for the six months ended June 30, 2024 attributable to Controlled and Affiliated investments no longer held as of June 30, 2024.

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
For the period ended June 30, 2024
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
For the period ended June 30, 2024
(Unaudited)
Note 18 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

SLF Upsize

On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. After the contribution, the Company’s investment in SLF consists of equity contributions of $404.9 million and the Company and CCLF own approximately 84% and 16%, respectively, of the LLC equity interests of SLF.

Distribution Declarations

On August 5, 2024, the Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around August 15, 2024 to stockholders of record as of August 5, 2024.

On August 5, 2024, the Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around August 15, 2024 to stockholders of record as of August 5, 2024.

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
In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of elevated interest rates and a potential global recession;
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2024, 79.9% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of June 30, 2024, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of June 30, 2024, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

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

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At June 30, 2024:
Investment Portfolio	$3,558,020
Net assets attributable to common stock	1,954,438
Debt (net of deferred financing costs)	1,579,315
Secured borrowings	30,758
Net asset value per share attributable to common stock	14.56

Portfolio Activity for the Six Months Ended June 30, 2024:
Purchases during the period (1)	260,977
Sales, repayments, and other exits during the period	260,747
Number of portfolio companies at end of period	146

Operating Results for the Six Months Ended June 30, 2024:
Net investment income (loss) per share	0.81
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.49
Net investment income (loss)	98,414
Net realized and unrealized gain (loss)	(39,282)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	55,239
—–—–—–—–—–
(1) Excludes assets acquired as part of the Mergers.
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

During the six months ended June 30, 2024, we made $261.0 million of investments in new portfolio companies and had $260.7 million in aggregate amount of sales and repayments, resulting in net investments of $0.2 million for the period, excluding any impact from the Mergers. The total portfolio of debt investments at fair value consisted of 95.1% bearing variable interest rates and 4.9% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2024 was as follows:

	June 30, 2024
	Percentage of Total Portfolio(4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	75.5%	11.8%
Senior Secured Second Lien Debt	4.4	15.7
Subordinated Debt	4.1	12.8
Debt Subtotal	84.0%	12.1%
Collateralized Securities (2)	0.3	17.3
Equity/Other (3)	7.1	8.9
FBLC Senior Loan Fund LLC (3)	8.6	9.0
Total	100.0%	11.6%
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
(4) As of June 30, 2024, FBLC Senior Loan Fund, LLC's holdings consisted of 91.9% senior secured debt, of which 90.5% represented senior secured first lien debt. As of June 30, 2024, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.5% and 2.2% of our total portfolio, respectively. As of June 30, 2024, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.5% and 3.4% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of June 30, 2024 would be as follows:

June 30, 2024
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.6%
Senior Secured Second Lien Debt	4.1
Senior Secured - Subtotal	96.7%
Collateralized Securities	1.8
Equity/Other	1.5
Total	100.0%
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

The weighted average risk rating of our investments based on fair value was 2.3 and 2.3 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 we had seven portfolio companies on non-accrual with a total amortized cost of $82.8 million and fair value of $53.8 million, which represented 2.3% and 1.5% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, we had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers; whereby, we acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of June 30, 2024, we and CCLF owned 79.9% and 20.1%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of June 30, 2024, our investment in SLF consisted of equity contributions of $304.9 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of June 30, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	June 30, 2024	December 31, 2023
	(Unaudited)
Total assets	$1,084,340	$946,605
Total investments (1)	$1,029,661	$877,688
Weighted Average Current Yield for Total Portfolio (2)	10.4%	11.0%
Number of Portfolio companies in SLF	207	172
Largest portfolio company investment (1)	$17,797	$19,838
Total of five largest portfolio company investments (1)	$78,981	$82,467
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and June 30, 2023 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,048,383 and $908,094, respectively)	$1,029,661	$877,688
Cash and other assets	54,679	68,917
Total assets	$1,084,340	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,841 and $1,695, respectively)	$567,159	$481,805
Secured borrowings	16,904	39,959
Other liabilities	108,600	45,124
Total Liabilities	$692,663	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$391,677	$379,717

Total liabilities and members’ capital	$1,084,340	$946,605

Selected Statements of Operations Information	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$24,893	$24,307	$50,889	$46,879

Operating expenses:
Interest and credit facility financing expenses	10,751	10,480	21,204	20,235
Other expenses	624	571	1,219	1,147
Total expenses	11,375	11,051	22,423	21,382

Net investment income	13,518	13,256	28,466	25,497

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(1,546)	4,186	657	8,724

Net increase (decrease) in members’ capital resulting from operations	$11,972	$17,442	$29,123	$34,221

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
Our operating results for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Total investment income	$104,625	$23,844	$201,175	$46,268
Expenses, net of incentive fee waiver	55,059	9,998	101,546	20,153
Income tax expense, including excise tax	889	210	1,215	418
Net investment income (loss)	$48,677	$13,636	$98,414	$25,697

Investment Income

Investment income increased from $23.8 million and $46.3 million for the three and six months ended June 30, 2023, respectively, to $104.6 million and $201.2 million for the three and six months ended June 30, 2024, respectively. The increase is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $2.8 billion of FBLC’s investments at fair value on January 24, 2024. As a result of the Mergers, our investment portfolio at amortized cost increased to $3.6 billion as of June 30, 2024 from $769.0 million as of December 31, 2023. PIK income from investments also increased from $1.5 million for the six months ended June 30, 2023 to $10.0 million for the six months ended June 30, 2024. Fee and other income, included within total investment income, was at $0.6 million for the three months ended June 30, 2023 and 2024. Fee and other income decreased from $0.9 million for the six months ended June 30, 2023 to $0.7 million for the six months ended June 30, 2024, primarily due to an decrease in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Management fees	$13,761	$1,039	$24,318	$2,043
Incentive fee on income	9,368	2,045	18,023	3,854
Interest and debt fees	28,280	7,627	51,211	15,603
Professional fees	1,765	511	3,808	1,023
Other general and administrative	1,393	456	3,117	912
Administrative services	224	91	470	149
Directors' fees	268	274	599	423
Incentive fee waiver	—	(2,045)	—	(3,854)
Expenses, net of incentive fee waiver	$55,059	$9,998	$101,546	$20,153

Management Fees

Management fees increased from $1.0 million for the three months ended June 30, 2023 to $13.8 million for the three months ended June 30, 2024. Management fees increased from $2.0 million for the six months ended June 30, 2023 to $24.3 million for the six months ended June 30, 2024. The increase in management fees for the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024 was driven by an increase in our asset base due to the Mergers with FBLC. Total assets increased from $831.7 million as of December 31, 2023 to $3.7 billion as of June 30, 2024.

Incentive Fees

Incentive fees increased from $2.0 million (all of which were waived by the Adviser) for the three months ended June 30, 2023 to $9.4 million for the three months ended June 30, 2024. Incentive fees increased from $3.9 million (all of which were waived by the Adviser) for the six months ended June 30, 2023 to $18.0 million for the six months ended June 30, 2024. The increase in incentive fees from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024 was driven by an increase in pre-incentive fee net investment income due to the Mergers with FBLC.

Interest and debt fees

Interest and debt fees increased from $7.6 million for the three months ended June 30, 2023 to $28.3 million for the three months ended June 30, 2024. Interest and debt fees increased from $15.6 million for the six months ended June 30, 2023 to $51.2 million for the six months ended June 30, 2024. The increase for the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024 is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $1.2 billion of FBLC’s debt on January 24, 2024 as well as the issuance of our 2029 Notes (as defined below). The average daily debt outstanding for facility borrowings and unsecured notes for the six months ended June 30, 2023 was $0.4 billion compared to $1.4 billion for the six months ended June 30, 2024. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the six months ended June 30, 2024 and 2023 were 8.60% and 7.53%, respectively.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $1.0 million for the three months ended June 30, 2023 to $3.2 million for the three months ended June 30, 2024. Professional fees and other general and administrative expenses increased from $1.9 million for the six months ended June 30, 2023 to $6.9 million for the six months ended June 30, 2024. The increase in professional fees and other general and administrative expenses from the three and six months ended June 30, 2023 to the three and six months ended June 30, 2024 was primarily driven by an increase in costs associated with servicing a larger investment portfolio due to the Mergers with FBLC.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net realized gain (loss)
Control Investments	$2	$—	$(3)	$—
Affiliate Investments	362	—	362	—
Non-affiliate investments	(114)	31	1,174	(130)
Total net realized gain (loss)	250	31	1,533	(130)

Net change in unrealized appreciation (depreciation) on investments
Control investments	(2,181)	(2)	(11,016)	(9)
Affiliate Investments	494	—	(2,316)	—
Non-affiliate investments	(13,590)	(2,196)	(26,454)	(2,935)
Net change in deferred taxes	(738)	0(1)	(1,029)	(515)
Total net change in unrealized appreciation (depreciation) on investments	(16,015)	(2,198)	(40,815)	(3,459)
Net realized and unrealized gain (loss)	$(15,765)	$(2,167)	$(39,282)	$(3,589)
(1) Less than $1.

Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2024, we recorded a net realized gain of $0.3 million. For the six months ended June 30, 2024, we recorded a net realized gain of $1.5 million. The net realized gain for the three months ended June 30, 2024 was primarily driven by one investment. In April 2024, we exited our full position of Reddy Ice Corp. which resulted in a realized gain of $0.4 million.

For the three months ended June 30, 2023, we recorded a net realized gain of $0.0 million. For the six months ended June 30, 2023, we recorded a net realized loss of $(0.1) million. The net realized gain for the three months ended June 30, 2023 was driven by repayment activity on a small number of portfolio companies.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation or depreciation is the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

For the three months ended June 30, 2024, we recorded unrealized appreciation of $16.0 million on 125 portfolio company investments, which was offset by $31.3 million of unrealized depreciation on 156 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. Additionally, $0.7 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

For the three months ended June 30, 2023, we recorded unrealized appreciation of $1.0 million on 42 portfolio company investments which was offset by $3.2 million of unrealized depreciation on 72 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation primarily resulted from overall price declines across our portfolio and the reversal of unrealized appreciation in 2022. The overall net unrealized depreciation on our portfolio was primarily driven by market volatility during 2023.
For the six months ended June 30, 2024, we recorded unrealized appreciation of $18.0 million on 101 portfolio company investments, which was offset by $57.7 million of unrealized depreciation on 196 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. Additionally, $1.0 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

For the six months ended June 30, 2023, we recorded unrealized appreciation of $2.2 million on 36 portfolio company investments which was offset by $5.1 million of unrealized depreciation on 85 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation primarily resulted from overall price declines across our portfolio and the reversal of unrealized appreciation in 2022. Additionally, $0.5 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by market volatility during 2023.

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
The Merger was accounted for as an asset acquisition of FBLC by us in accordance with the asset acquisition method of accounting as detailed in ASC 805, Business Combinations, with the fair value of total consideration paid, including transaction costs, in conjunction with the Mergers allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Mergers. The consideration paid to FBLC stockholders was more than the aggregate fair value of the assets acquired and liabilities assumed, which resulted in a purchase price premium. The purchase premium was allocated to the cost basis of the FBLC investments acquired by us on a pro-rata basis based on their relative fair values as of the effective time of the Merger. The purchase premium allocated to the debt investments acquired will amortize over the life of each respective debt investment through interest income, with a corresponding adjustment recorded to unrealized depreciation on such investment acquired through its ultimate disposition. The purchase premium allocated to equity investments acquired will not amortize over the life of such investments through interest income and, assuming no subsequent change to the fair value of the equity investments acquired and disposition of such equity investments at fair value, we will recognize a realized loss with a corresponding reversal of the unrealized depreciation on disposition of such equity investments acquired. Any adjustments to the cost basis of the acquired FBLC investments derived from the accounting treatment of the Mergers will be excluded from the incentive fee calculation.
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

Non-GAAP Supplemental Disclosure:	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net investment income (loss)	$48,677	$13,636	$98,414	$25,697
Less: purchase premium and other cost adjustments (1)	(1,685)	—	(10,614)	—
Adjusted net investment income after taxes	$46,992	$13,636	$87,800	$25,697

Net realized and unrealized gains (losses)	$(15,765)	$(2,167)	$(39,282)	$(3,589)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	3,953	—	14,089	—
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(2,268)	—	(3,475)	—
Adjusted net realized and unrealized gains (losses)	$(14,080)	$(2,167)	$(28,668)	$(3,589)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the period 1/24/2024 to 6/30/2024.

Recent Developments

SLF Upsize

On July 2, 2024, we contributed $100.0 million of additional capital into SLF. After the contribution, our investment in SLF consists of equity contributions of $404.9 million and we and CCLF own approximately 84% and 16%, respectively, of the LLC equity interests of SLF.

Distribution Declarations

On August 5, 2024, our Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around August 15, 2024 to stockholders of record as of August 5, 2024.

On August 5, 2024, our Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around August 15, 2024 to stockholders of record as of August 5, 2024.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of June 30, 2024, we had issued 134.2 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of June 30, 2023, we had issued 25.5 million shares of our Common Stock for net proceeds of $387.9 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of June 30, 2024, we had $82.4 million of cash. For the six months ended June 30, 2024, net cash provided by operating activities was $144.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the six months ended June 30, 2024 was primarily a result of purchases of investments of $261.0 million, offset by sales and repayments of investments of $260.7 million as well as cash received in the Mergers of $58.5 million. As of June 30, 2023, we had $47.7 million of cash. For the six months ended June 30, 2023, net cash provided by operating activities was $8.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided operating activities for the six months ended June 30, 2023 was primarily a result of purchases of investments of $34.8 million, partially offset by sales and repayments of investments of $21.1 million.

Net cash used in financing activities of $117.0 million during the six months ended June 30, 2024 primarily related to payments on debt of $458.6 million, payments of financing costs of $4.4 million, common stockholder distributions of $42.9 million, preferred stockholder distributions of $3.9 million, and repurchases of common stock of $41.2 million partially offset by proceeds from debt of $435.7 million and proceeds from issuance of shares of common stock of $0.9 million. Net cash provided by financing activities of $12.9 million during the six months ended June 30, 2023 primarily related to proceeds from issuance of shares of common stock of $8.3 million, proceeds from issuance of shares of preferred stock of $41.4 million, proceeds from debt of $32.0 million, and proceeds from short-term borrowings of $41.1 million partially offset by payments on debt of $70.4 million, repayments on short-term borrowings of $20.8 million, common stockholder distributions of $15.4 million, and preferred stockholder distributions of $3.2 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of June 30, 2024, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of June 30, 2024, our asset coverage ratio was 217%.
As of June 30, 2024, we had $716.4 million of availability under the JPM Credit Facility, Wells Fargo Credit Facility, FBLC JPM Credit Facility, and JPM Revolver (subject to borrowing base availability). As of June 30, 2023, we had $56.5 million of availability under the MS Credit Facility (subject to borrowing base availability), and had approximately $219.2 million of uncalled capital commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations in the near term.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the six months ended June 30,
	2024	2023
Distributions declared	$56,186	$21,479
Distributions paid	$56,199	$21,499
Portion of distributions paid in cash	$42,924	$15,431
Portion of distributions paid in DRIP shares	$13,275	$6,068

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the six months ended June 30,
	2024	2023
Distributions declared	$3,884	$3,220
Distributions paid	$3,884	$3,220
Portion of distributions paid in cash	$3,884	$3,220
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2024 and 2023, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2024 will be reported to stockholders shortly after the end of the calendar year 2024 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2024, we incurred $0.8 million and $1.5 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and six months ended June 30, 2023, we incurred $0.3 million and $0.6 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.

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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of June 30, 2024, the aggregate principal amount outstanding of the senior securities issued by us was $1.6 billion and our asset coverage was 217%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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

Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of June 30, 2024 and December 31, 2023, we no had short-term borrowings outstanding. For the three and six months ended June 30, 2024, we recorded no interest expense in connection with short-term borrowings. For the three and six months ended June 30, 2023, we recorded interest expense of $0.8 and $1.3 million, respectively, in connection with short-term borrowings. For the six months ended June 30, 2024, we did not have outstanding short term borrowing. For the six months ended June 30, 2023, we had an average outstanding balance of short-term borrowings of $31.0 million and bore interest at a weighted average rate of 0.02%.
Secured Borrowings
On August 21, 2023, we entered into a total return swap (“TRS”) with Nomura Global Financial Products Inc. (“Nomura”). A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. We pay interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. On April 24, 2024, the rate was amended to three-month SOFR plus 2.80% per annum. Upon the termination or repayment of any loan under the TRS, we will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS is February 17, 2025. We may terminate the TRS prior to February 17, 2025 upon the occurrence of certain events but in certain circumstances may be required to pay certain termination fees.

As of June 30, 2024, all total return swaps on the Nomura TRS were entered into contemporaneously with our sale of their reference assets. Due to our continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on our consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on our consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on our consolidated statements of assets and liabilities.

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

As of June 30, 2024 and December 31, 2023, we had secured borrowings outstanding of $30.8 million and $33.3 million, respectively. For the three and six months ended June 30, 2024, we recorded interest expense of $0.5 million and $1.0 million in connection with secured borrowings. For the three and six months ended June 30, 2023, we did not record interest expense in connection with secured borrowings. For the six months ended June 30, 2024, we had an average outstanding balance of secured borrowings of $31.6 million and bore interest at a weighted average rate of 6.53%.

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
2026 Notes
On January 24, 2024, as a result of the consummation of the Mergers, we became party to a Purchase Agreement relating to the sale of $300.0 million aggregate principal amount of 3.25% fixed rate notes due March 30, 2026 (the “Restricted 2026 Notes”). The net proceeds from the sale of the Restricted 2026 Notes were approximately $296.0 million. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the "Unrestricted 2026 Notes" and, together with the Restricted 2026 Notes, the 2026 Notes), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes. The 2026 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually.
2029 Notes
On April 29, 2024, we entered into a purchase agreement in connection with the issuance and sale of $300.0 million aggregate principal amount of our 7.20% Notes due 2029 (the “2029 Notes”). The net proceeds from the sale of the 2029 Notes were approximately $293.0 million. The 2029 Notes were issued on May 6, 2024, pursuant to a third supplemental indenture. The 2029 Notes will mature on June 15, 2029, and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the indenture governing the 2029 Notes. The 2029 Notes bear interest at a rate of 7.20% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2024. The 2029 Notes are subject to customary indemnification provisions and representations, warranties and covenants. In connection with the offer and sale of the 2029 Notes, we entered into a Registration Rights Agreement, dated as of May 6, 2024. Pursuant to the Registration Rights Agreement, we are obligated to file with the SEC a registration statement relating to an offer to exchange the 2029 Notes for new notes issued by us that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2029 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If we are not able to effect the exchange offer, we will be obligated to file a shelf registration statement covering the resale of the 2029 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If we fail to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2029 Notes.
See Note 5 - Borrowings to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of our borrowings.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2024 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$300,000	$—	$—	$300,000	$—
Wells Fargo Credit Facility (2)	225,000	—	—	225,000	—
FBLC JPM Credit Facility (3)	320,000	—	—	320,000	—
JPM Revolver Facility (4)	43,590	—	—	43,590	—
2024 Notes	100,000	100,000	—	—	—
2026 Notes	300,000	—	300,000	—	—
2029 Notes	296,822	—	—	296,822	—
Total	1,585,412	$100,000	$300,000	$1,185,412	$—
—–—–—–—–—–
(1) As of June 30, 2024, we had $100.0 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of June 30, 2024, we had $75.0 million in unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(3) As of June 30, 2024, we had $80.0 million in unused borrowing capacity under the FBLC JPM Credit Facility, subject to borrowing base limits.
(4) As of June 30, 2024, we had $461.4 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2024, we had unfunded commitments on delayed draw term loans of $140.7 million, unfunded commitments on revolver term loans of $152.3 million, and unfunded commitments on term loans of $1.3 million. As of December 31, 2023, we had unfunded commitments on delayed draw term loans of $34.3 million and unfunded commitments on revolver term loans of $42.2 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
Critical Accounting Estimates
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
As of June 30, 2024, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.59% and a fixed rate debt, bearing a weighted average interest rate of 5.16% with a total carrying value (net of deferred financing costs) of $1.6 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 532 Basis Points	$(105,771)
(-) 200 Basis Points	$(39,729)
(-) 100 Basis Points	$(19,865)
(-) 50 Basis Points	$(9,932)
(+) 50 Basis Points	$9,932
(+) 100 Basis Points	$19,865
(+) 200 Basis Points	$39,729

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

Inflation and Supply Chain Risk

Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, including the outbreak of global or regional conflicts (such as those in the Middle East and Eastern Europe) a rise in energy prices and strong consumer demand as economies continue to reopen, inflation has remained elevated in the U.S. and globally. Persistent inflationary pressures could affect the profit margins of our portfolio companies.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2024, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.4 billion in total assets, (ii) a weighted average cost of funds of 8.60%, (iii) $2.3 billion of debt outstanding (i.e. assumes that the $700 million principal amount of our unsecured notes sold and the full $1.6 billion available to us under our revolving credit facilities are outstanding at June 30, 2024) and (iv) $2.0 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(32.45)%	(21.30)%	(10.14)%	1.01%	12.17%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2024 total assets of at least 4.55%.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On April 24, 2024, pursuant to a drawdown notice previously delivered to investors, we issued and sold approximately 61,058 shares of the Common Stock for an aggregate offering price of approximately $0.9 million. The issuance and sale of the Common Stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.
Repurchases of Common Stock
The following table sets forth information regarding our repurchases of shares of Common Stock during the quarter ended June 30, 2024:

Repurchase Deadline Request (1)	Total Number of Shares Repurchased (1)	Percentage of Outstanding Common Stock Repurchased (2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (1)
April 9, 2024	2,676,696	1.96%	$14.49	January 24, 2024	$38,785,296	—
(1) On February 29, 2024, we commenced a tender offer to repurchase up to 2,687,933 shares of its Common Stock. On May 7, 2024, we repurchased 2,676,696 shares of Common Stock as set forth in the table above. Because the tender offer has expired, we will not repurchase the balance of 11,237 shares of Common Stock. For a description of our Share Repurchase Program, see Note 11 — Share Repurchase Program to the consolidated financial statements.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 13, 2024

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 13, 2024