Form 10-Q
period 2024-09-30
Franklin BSP Capital Corp
filed 2024-11-14
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 7, 2024 was 134,794,203.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2024	2023
Assets:	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $796,539 and $68,050, respectively)	$781,985	$68,100
Affiliate Investments, at fair value (amortized cost of $58,628 and $0, respectively)	57,151	—
Non-Affiliate Investments, at fair value (amortized cost of $2,993,320 and $700,985, respectively)	2,966,123	688,045
Investments, at fair value (amortized cost of $3,848,487 and $769,035, respectively)	3,805,259	756,145
Cash and cash equivalents	135,387	48,541
Restricted cash	18,279	6,681
Interest and dividends receivable	54,183	8,166
Receivable for unsettled trades	8,598	422
Prepaid expenses and other assets	6,037	3,396
Due from broker	7,690	8,336
Total assets	$4,035,433	$831,687

Liabilities:
Debt (net of deferred financing costs of $5,739 and $2,082, respectively)	$1,895,460	$319,918
Secured borrowings	30,758	33,344
Stockholder distributions payable	—	13
Management fees payable	14,627	1,066
Incentive fees on income payable	9,229	—
Accounts payable and accrued expenses	26,714	4,167
Interest and debt fees payable	33,160	6,936
Directors' fees payable	28	175
Other liabilities	1,107	551
Total liabilities	2,011,083	366,170
Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	77,412	77,398
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 134,793,079 issued and outstanding at September 30, 2024, and 26,080,389 issued and outstanding at December 31, 2023	135	26
Additional paid in capital	1,975,445	400,332
Total distributable earnings (loss)	(28,642)	(12,239)
Total net assets attributable to common stock	1,946,938	388,119
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,035,433	$831,687

Net asset value per share attributable to common stock	$14.44	$14.88
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Investment income:
From control investments:
Interest income	$6,241	$1,154	$24,806	$3,252
Dividend income	14,638	675	39,241	2,025
Fee and other income	—	2	—	5
Total investment income from control investments	20,879	1,831	64,047	5,282
From affiliate investments:
Interest income	1,352	—	4,239	—
Dividend income	—	—	200	—
Fee and other income	—	—	1	—
Total investment income from affiliate investments	1,352	—	4,440	—
From non-affiliate investments:
Interest income	82,636	21,180	234,678	62,655
Dividend income	34	34	101	101
Fee and other income	148	513	850	1,375
Total investment income from non-affiliate investments	82,818	21,727	235,629	64,131
Interest from cash and cash equivalents	1,135	732	3,243	1,145
Total investment income	106,184	24,290	307,359	70,558
Operating expenses:
Management fees	14,613	1,079	38,931	3,122
Incentive fee on income	8,820	2,109	26,843	5,963
Interest and debt fees	33,166	7,842	84,377	23,445
Professional fees	2,079	493	5,887	1,516
Other general and administrative	1,755	413	4,872	1,325
Administrative services	222	48	692	197
Directors' fees	255	296	854	719
Total expenses before incentive fee waiver	60,910	12,280	162,456	36,287
Incentive fee waiver	—	(2,109)	—	(5,963)
Expenses, net of incentive fee waiver	60,910	10,171	162,456	30,324
Net investment income (loss) before income taxes	45,274	14,119	144,903	40,234
Income tax expense, including excise tax	869	50	2,084	468
Net investment income (loss)	44,405	14,069	142,819	39,766

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(3)	—	(6)	—
Affiliate investments	195	—	557	—
Non-affiliate investments	(22,859)	(211)	(21,685)	(341)
Total net realized gain (loss)	(22,667)	(211)	(21,134)	(341)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments
Control investments	(3,588)	(2)	(14,604)	(11)
Affiliate investments	839	—	(1,477)	—
Non-affiliate investments	12,197	1,150	(14,257)	(1,785)
Net change in deferred taxes	(638)	(6)	(1,667)	(521)
Total net change in unrealized appreciation (depreciation) on investments	8,810	1,142	(32,005)	(2,317)
Net realized and unrealized gain (loss)	(13,857)	931	(53,139)	(2,658)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$30,548	$15,000	$89,680	$37,108
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)	(14)	(12)
Accrual of Series A redeemable convertible preferred stock distributions	(1,686)	(2,197)	(5,570)	(5,417)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$28,857	$12,798	$84,096	$31,679

Per share information
Net investment income (loss)	$0.33	$0.55	$1.14	$1.57
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.23	$0.58	$0.71	$1.47
Basic and diluted earnings (loss) per share	$0.21	$0.49	$0.67	$1.21
Weighted average common shares outstanding	134,566,059	25,739,135	125,686,310	25,288,074

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
Operations:
Net investment income (loss)	$142,819	$39,766
Net realized gain (loss) from investments	(21,134)	(341)
Net change in unrealized appreciation (depreciation) on investments	(30,338)	(1,796)
Net change in deferred taxes	(1,667)	(521)
Accretion to redemption value of Series A redeemable convertible preferred stock	(14)	(12)
Accrual of Series A redeemable convertible preferred stock distributions	(5,570)	(5,417)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	84,096	31,679
Stockholder distributions:
Common stockholder distributions	(100,499)	(32,458)
Net decrease in net assets attributable to common stock from stockholder distributions	(100,499)	(32,458)
Capital share transactions:
Issuance of common stock, net of issuance costs	900	9,718
Issuance of common stock in connection with the Mergers	1,594,261	—
Reinvestment of common stockholder distributions	23,078	9,210
Repurchases of common stock	(43,017)	—
Net increase in net assets attributable to common stock from capital share transactions	1,575,222	18,928
Total increase (decrease) in net assets attributable to common stock	1,558,819	18,149
Net assets at beginning of period attributable to common stock	388,119	372,421
Net assets at end of period attributable to common stock	$1,946,938	$390,570

Net asset value per share attributable to common stock	$14.44	$15.10
Common shares outstanding at end of period	134,793,079	25,862,766

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to participating securities	$89,680	$37,108
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(14,440)	(2,043)
Net accretion of discount on investments	(18,687)	(1,351)
Amortization of deferred financing costs	897	851
Amortization of discount on unsecured notes	260	—
Sales and repayments of investments	532,515	71,019
Purchases of investments	(785,784)	(46,408)
Net realized (gain) loss from investments	21,134	341
Net change in unrealized (appreciation) depreciation on investments	30,338	1,796
(Increase) decrease in operating assets:
Interest and dividend receivable	(4,994)	(2,856)
Receivable for unsettled trades	(6,686)	(9,807)
Prepaid expenses and other assets	3,431	(1,270)
Due from broker	647	(8,336)
Cash received in the Mergers	58,478	—
(Increase) decrease in operating liabilities:
Management fees payable	10,884	72
Incentive fee on income payable	6,099	—
Accounts payable and accrued expenses	(4,345)	3,097
Interest and debt fees payable	18,245	4,869
Directors' fees payable	(397)	158
Other liabilities	550	(196)
Net cash provided by (used in) operating activities	(62,175)	47,044

Financing activities
Repayments on secured borrowings	(2,586)	33,344
Proceeds from issuance of shares of common stock	900	9,922
Proceeds from issuance of shares of preferred stock	—	41,353
Repurchase of common stock	(43,017)	—
Proceeds from debt	801,724	32,000
Payments on debt	(508,974)	(70,400)
Proceeds from short-term borrowings	—	68,583
Repayments on short-term borrowings	—	(89,375)
Payments of financing costs	(4,424)	—
Common stockholder distributions	(77,434)	(23,268)
Preferred stockholder distributions	(5,570)	(5,417)
Net cash provided by (used in) financing activities	160,619	(3,258)
Net increase (decrease) in cash, cash equivalents and restricted cash	98,444	43,786
Cash, cash equivalents and restricted cash, beginning of period	55,222	26,239
Cash, cash equivalents and restricted cash, end of period	$153,666	$70,025
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
Supplemental information:	2024	2023
Interest and non-usage fees paid during the period	$63,742	$17,306
Taxes, including excise tax, paid during the period	$4,327	$325
Distributions reinvested during the period	$23,078	$9,210
Issuance of shares in connection with Mergers (1)	$1,594,261	$—
(1) On January 24, 2024, in connection with the Mergers (as defined in Note 1 – Organization), the Company acquired net assets of $1,594.3 million for the total stock consideration of $1,598.9 million, inclusive of $4.6 million of transaction costs. For further details, refer to Note 17 – Merger with FBLC.

	As of September 30,
	2024	2023
Cash and cash equivalents	$135,387	$70,025
Restricted cash	18,279	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$153,666	$70,025
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 143.8% (d)
1236904 BC, Ltd. (e) (n) (p)	Software/Services		S+ 7.50% (12.46%), 3/4/2027	$14,624	$14,727	$14,846	0.8%
1236904 BC, Ltd. (e) (p) (q)	Software/Services		S+ 5.50% (11.01%), 3/4/2027	18,079	17,626	17,483	0.9%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (11.61%), 5/7/2027	3,904	3,865	3,875	0.2%
ADCS Clinics Intermediate Holdings, LLC (e)	Healthcare		S+ 6.25% (11.66%), 5/7/2027	125	124	124	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Healthcare		S+ 6.25% (10.68%), 5/7/2026	154	150	141	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n) (p)	Healthcare		S+ 6.25% (11.66%), 5/7/2027	19,045	18,862	18,902	1.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.76%, 3.38% PIK, 5/8/2030	—	(78)	(149)	0.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.76%, 3.38% PIK, 5/8/2030	—	(93)	(93)	0.0%
Adelaide Borrower, LLC (e) (n) (p) (q)	Software/Services		S+ 6.76% (11.35%) 3.38% PIK, 5/8/2030	35,284	34,599	34,624	1.8%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (10.10%). 10/2/2028	8,631	8,597	8,631	0.4%
Alera Group Intermediate Holdings, Inc. (e) (h)	Financials		S+ 5.75% (10.60%), 10/2/2028	1,510	1,503	1,510	0.1%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (10.20%), 10/2/2028	17,311	17,240	17,311	0.9%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (9.32%), 6/9/2028	2,003	2,000	1,639	0.1%
Arch Global Precision, LLC (e)	Industrials		S+ 4.75% (9.44%), 4/1/2026	2,314	2,317	2,314	0.1%
Arch Global Precision, LLC (e) (h)	Industrials		S+ 4.75% (9.45%), 4/1/2025	932	933	932	0.0%
Arch Global Precision, LLC (e) (p) (q)	Industrials		S+ 4.75% (9.44%), 4/1/2026	7,345	7,353	7,345	0.4%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 6.00% (10.95%), 12/23/2026	3,240	3,231	3,240	0.2%
Arctic Holdco, LLC (e) (p) (q)	Paper & Packaging		S+ 6.00% (10.95%), 12/23/2026	59,565	58,921	59,565	3.1%
Armada Parent, Inc. (e) (n)	Industrials		S+ 5.75% (10.91%), 10/29/2027	63,733	62,970	63,733	3.3%
Armada Parent, Inc. (e) (h) (n)	Industrials		S+ 5.75% (10.91%), 10/29/2027	3,211	3,168	3,211	0.2%
Armada Parent, Inc. (e) (h)	Industrials		S+ 5.75%, 10/29/2027	—	(25)	—	—%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/28/2031	—	(13)	(26)	0.0%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/26/2030	—	(18)	(18)	0.0%
Artifact Bidco, Inc. (e) (n) (p) (q)	Software/Services		S+ 4.50% (9.10%), 7/28/2031	10,875	10,770	10,770	0.6%
AuditBoard, Inc. (e)	Software/Services		S+ 4.75% (9.35%), 7/12/2031	22,887	22,660	22,665	1.2%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/12/2031	—	(53)	(106)	0.0%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/12/2031	—	(42)	(42)	0.0%
Avalara, Inc. (e) (n)	Software/Services		S+ 6.25% (10.85%), 10/19/2028	60,192	59,212	60,192	3.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Avalara, Inc. (e) (h)	Software/Services		S+ 6.25%, 10/19/2028	$—	$(33)	$—	—%
Aventine Holdings, LLC (e) (n)	Media/Entertainment		S+ 6.00% (10.70%) 4.00% PIK, 6/18/2027	16,205	16,053	15,993	0.8%
Aventine Holdings, LLC (e) (n) (q)	Media/Entertainment		S+ 6.00% (10.70%) 4.00% PIK, 6/18/2027	40,935	40,538	40,398	2.1%
Axiom Global, Inc. (n) (p) (q)	Business Services		S+ 4.75% (10.11%), 10/2/2028	47,250	47,009	45,714	2.3%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (11.35%), 3/19/2031	9,961	9,817	9,961	0.5%
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.50%, 3/19/2031	—	(50)	—	—%
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.50% (11.35%), 3/19/2031	14,489	14,223	14,489	0.7%
BCPE Oceandrive Buyer, Inc. (e) (n)	Healthcare		S+ 6.25% (11.60%), 3.00% PIK 12/29/2028	2,623	2,552	2,201	0.1%
BCPE Oceandrive Buyer, Inc. (e)	Healthcare		S+ 6.00% (11.21%), 12/30/2026	4,984	4,846	4,182	0.2%
BCPE Oceandrive Buyer, Inc. (e) (n) (q)	Healthcare		S+ 6.25% (11.60%), 3.00% PIK 12/29/2028	5,163	5,002	4,333	0.2%
BCPE Oceandrive Buyer, Inc. (e) (n) (q)	Healthcare		S+ 6.25% (11.60%), 3.00% PIK 12/29/2028	30,982	30,032	25,997	1.3%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00%, 7/10/2031	—	(11)	(21)	0.0%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00% (9.60%), 7/10/2031	20	12	12	0.0%
Bingo Group Buyer, Inc. (e) (n) (p) (q)	Utilities		S+ 5.00% (9.60%), 7/10/2031	5,478	5,410	5,412	0.3%
Capstone Logistics (e) (p)	Transportation		S+ 4.50% (9.45%), 11/13/2029	20,810	20,827	20,810	1.1%
Center Phase Energy, LLC (e) (h)	Utilities		S+ 6.00% (11.06%), 6/23/2027	3,846	3,775	3,764	0.2%
Center Phase Energy, LLC (e) (n)	Utilities		S+ 6.50% (11.00%), 6/23/2027	10,305	10,186	10,177	0.5%
Cold Spring Brewing, Co. (e) (p) (q)	Food & Beverage		S+ 4.75% (9.60%), 12/19/2025	5,722	5,728	5,722	0.3%
Communication Technology Intermediate, LLC (e) (h)	Business Services		S+ 5.50% (10.35%), 5/5/2027	1,188	1,179	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Business Services		S+ 5.50% (10.35%), 5/5/2027	24,994	24,908	24,994	1.3%
Communication Technology Intermediate, LLC (e) (n) (p)	Business Services		S+ 5.50% (10.35%), 5/5/2027	24,603	24,368	24,603	1.3%
Communication Technology Intermediate, LLC (e) (n) (q)	Business Services		S+ 5.50% (10.35%), 5/5/2027	8,694	8,677	8,694	0.4%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (10.61%), 12/27/2027	1,570	1,572	1,570	0.1%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (10.61%), 12/27/2027	9,556	9,570	9,556	0.5%
Corfin Industries, LLC (e) (p) (q)	Industrials		S+ 5.25% (10.61%), 2/5/2026	16,059	16,079	16,059	0.8%
Cornerstone Chemical, Co. (b) (e)	Chemicals	1/24/2024	10.25%, 2.00% PIK, 9/1/2027	1,262	433	884	0.0%
Coronis Health, LLC (e) (j)	Healthcare		S+ 6.25% (11.37%), 7/28/2028	2,001	1,928	801	0.0%
Coronis Health, LLC (e) (j) (n)	Healthcare		S+ 6.25% (11.50%), 7/27/2029	24,771	23,606	9,908	0.5%
Demakes Borrower, LLC (e) (h)	Food & Beverage		S+ 6.25%, 12/12/2029	—	(14)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Demakes Borrower, LLC (e) (n) (p)	Food & Beverage		S+ 6.25% (11.55%), 12/12/2029	$17,801	$17,423	$17,801	0.9%
Division Holding Corp. (n)	Business Services		S+ 4.75% (9.71%), 5/26/2028	3,413	3,390	3,405	0.2%
Dynagrid Holdings, LLC (e) (h)	Utilities		S+ 5.50% (10.71%), 12/18/2025	905	905	905	0.0%
Dynagrid Holdings, LLC (e) (p)	Utilities		S+ 5.50% (10.25%), 12/18/2025	3,643	3,647	3,643	0.2%
Dynagrid Holdings, LLC (e) (p) (q)	Utilities		S+ 5.50% (10.25%), 12/18/2025	8,897	8,905	8,897	0.5%
Dynagrid Holdings, LLC (e) (p) (q)	Utilities		S+ 5.50% (10.25%), 12/18/2025	3,102	3,050	3,102	0.2%
Dynagrid Holdings, LLC (e) (q)	Utilities		S+ 5.50% (10.25%), 12/18/2025	13,266	13,279	13,266	0.7%
Eliassen Group, LLC (e) (n)	Business Services		S+ 5.75% (11.00%), 4/14/2028	1,361	1,358	1,361	0.1%
Eliassen Group, LLC (e) (n) (q)	Business Services		S+ 5.75% (10.35%), 4/14/2028	17,019	16,911	17,019	0.9%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.60%), 10/11/2028	41,326	41,326	40,644	2.1%
Faraday Buyer, LLC (e) (h)	Utilities		S+ 6.00%, 10/11/2028	—	(15)	(92)	0.0%
Faraday Buyer, LLC (e) (n) (p)	Utilities		S+ 6.00% (10.60%), 10/11/2028	8,755	8,615	8,611	0.4%
FGT Purchaser, LLC (e)	Consumer		S+ 5.50% (10.20%), 9/13/2027	3,120	3,112	3,120	0.2%
FGT Purchaser, LLC (e) (n) (p)	Consumer		S+ 5.50% (10.20%), 9/13/2027	30,343	30,248	30,343	1.6%
Florida Food Products, LLC (e) (n)	Food & Beverage		S+ 5.00% (9.96%), 10/18/2028	12,113	11,956	10,630	0.5%
Foresight Energy Operating, LLC (e)	Energy		S+ 8.00% (,12.70%) 6/30/2027	1,054	1,055	1,054	0.1%
FR Flow Control Luxco 1 SARL (e) (n)	Industrials		S+ 5.50% (10.37%), 6/28/2026	4,383	4,359	4,383	0.2%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50%, 9/29/2028	—	(19)	—	—%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (9.14%), 9/29/2028	872	858	872	0.0%
Galway Borrower, LLC (e) (n) (p)	Financials		S+ 4.50% (9.10%), 9/29/2028	38,639	38,526	38,639	2.0%
Gogo Intermediate Holdings, LLC (a) (h)	Telecom		S+ 3.75%, 4/30/2026	—	—	(138)	0.0%
Green Energy Partners/Stonewall, LLC (e) (n)	Utilities		S+ 6.00% (10.87%), 11/12/2026	14,562	14,531	14,562	0.7%
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		S+ 5.50%, 4/2/2031	—	(14)	(27)	0.0%
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		P+ 4.50% (12.50%), 4/2/2031	158	143	143	0.0%
Ground Penetrating Radar Systems, LLC (e) (n) (p) (q)	Business Services		S+ 5.50% (10.82%), 4/2/2031	8,272	8,153	8,157	0.4%
HealthEdge Software, Inc. (e) (h)	Healthcare		S+ 4.75%, 7/16/2031	—	(46)	(93)	0.0%
HealthEdge Software, Inc. (e) (h)	Healthcare		S+ 4.75%, 7/16/2031	—	(28)	(28)	0.0%
HealthEdge Software, Inc. (e) (n) (p) (q)	Healthcare		S+ 4.75% (9.85%), 7/16/2031	21,684	21,469	21,474	1.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	2,159	2,121	2,131	0.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	4,673	4,592	4,612	0.2%
Hospice Care Buyer, Inc. (e) (h)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	1,015	1,004	978	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	$3,572	$3,509	$3,526	0.2%
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	25,138	24,704	24,811	1.3%
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	8,505	8,354	8,395	0.4%
Hospice Care Buyer, Inc. (e) (p)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	6,525	6,406	6,440	0.3%
ICR Operations, LLC (e)	Business Services		S+ 5.25% (10.00%), 11/22/2028	41,292	40,728	41,292	2.1%
ICR Operations, LLC (e)	Business Services		S+ 5.25% (10.00%), 11/22/2028	2,243	2,213	2,243	0.1%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.25% (10.00%), 11/22/2027	3,012	2,964	3,012	0.2%
Ideal Tridon Holdings, Inc. (e) (h)	Industrials		S+ 6.75%, 4/5/2028	—	—	7	0.0%
Ideal Tridon Holdings, Inc. (e) (p) (q)	Industrials		S+ 6.75% (12.07%), 4/5/2028	29,864	29,250	29,938	1.5%
IG Investments Holdings, LLC (e) (h)	Business Services		S+ 6.00%, 9/22/2027	—	(27)	—	—%
IG Investments Holdings, LLC (e) (n) (p)	Business Services		S+ 6.00% (11.35%), 9/22/2028	25,192	24,977	25,192	1.3%
IG Investments Holdings, LLC (e) (n) (p)	Business Services		S+ 6.00% (11.35%), 9/22/2028	454	451	454	0.0%
IG Investments Holdings, LLC (e) (n) (p)	Business Services		S+ 6.00% (11.25%), 9/22/2028	617	612	617	0.0%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 5.25% (10.60%), 5/23/2028	11,400	11,235	11,286	0.6%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (11.60%), 5/23/2028	12,693	12,525	12,693	0.7%
Indigo Buyer, Inc. (e)	Paper & Packaging		S+ 6.25% (11.60%), 5/23/2028	7,882	7,776	7,882	0.4%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (11.41%), 5/23/2028	29,676	29,284	29,676	1.5%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 5.25%, 5/23/2028	—	(82)	(114)	0.0%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 6.25%, 5/23/2028	—	(36)	—	—%
Integrated Efficiency Solutions, Inc. (e) (h) (m)	Industrials		7.50%, 12/31/2025	210	210	210	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 12/31/2025	1,396	1,398	1,396	0.1%
Integrated Global Services, Inc. (e) (q)	Industrials		S+ 6.00% (11.21%), 2/4/2026	10,611	10,623	10,611	0.5%
International Cruise & Excursions, Inc. (e) (q)	Business Services		S+ 5.35% (10.05%), 6/6/2025	4,762	4,650	2,857	0.1%
IQN Holding Corp. (e) (h)	Software/Services		S+ 5.25% (10.31%), 5/2/2028	355	351	355	0.0%
IQN Holding Corp. (e) (n) (q)	Software/Services		S+ 5.25% (10.31%), 5/2/2029	17,228	17,122	17,228	0.9%
J&K Ingredients, LLC (e) (n) (p)	Food & Beverage		S+ 6.50% (11.10%), 11/16/2028	12,375	12,125	12,375	0.6%
Kissner Milling Co., Ltd. (b) (n)	Industrials	4/16/2021	4.88%, 5/1/2028	5,258	5,065	5,063	0.3%
Knowledge Pro Buyer, Inc. (e) (h) (n)	Business Services		S+ 5.00% (9.95%), 12/10/2027	16,504	16,379	16,504	0.8%
Knowledge Pro Buyer, Inc. (e) (h)	Business Services		P+ 4.00% (12.00%), 12/10/2027	883	872	883	0.0%
Knowledge Pro Buyer, Inc. (e) (n) (q)	Business Services		S+ 5.00% (9.95%), 12/10/2027	35,042	34,944	35,042	1.8%
Labrie Environmental Group, LLC (a) (e)	Industrials		S+ 5.50% (10.45%), 9/1/2026	21,951	21,310	21,951	1.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Lakeland Tours, LLC (e) (j) (p) (q)	Education		8.00%, 9/25/2027	$6,118	$4,765	$2,141	0.1%
Liquid Tech Solutions Holdings, LLC (e) (n)	Industrials		S+ 4.75% (9.71%), 3/20/2028	5,356	5,340	5,356	0.3%
LSF12 Donnelly Bidco, LLC (e) (n) (p)	Industrials		S+ 6.50% (11.35%), 10/2/2029	18,978	18,588	18,978	1.0%
Mandrake Bidco, Inc. (e) (h)	Industrials		S+ 4.75%, 8/20/2031	—	(99)	(99)	0.0%
Mandrake Bidco, Inc. (e) (n) (p) (q)	Industrials		S+ 4.75% (9.60%), 8/20/2031	63,133	62,507	62,514	3.2%
Manna Pro Products, LLC (e)	Consumer		S+ 6.00% (10.95%), 12/10/2026	3,925	3,806	3,454	0.2%
Manna Pro Products, LLC (e) (h)	Consumer		S+ 6.00% (10.95%), 12/10/2026	2,638	2,582	2,314	0.1%
Manna Pro Products, LLC (e) (q)	Consumer		S+ 6.00% (10.95%), 12/10/2026	1,871	1,814	1,647	0.1%
Manna Pro Products, LLC (e) (q)	Consumer		S+ 6.00% (10.95%), 12/10/2026	6,730	6,526	5,922	0.3%
Manna Pro Products, LLC (e) (q)	Consumer		S+ 6.00% (10.95%), 12/10/2026	23,734	23,015	20,886	1.1%
McDonald Worley, P.C. (e) (j)	Business Services		26.00% PIK, 12/31/2024	19,911	12,255	12,864	0.7%
Mckissock Investment Holdings, LLC (n) (p)	Education		S+ 5.00% (9.96%), 3/12/2029	3,846	3,820	3,841	0.2%
MCS Acquisition Corp. (e)	Business Services		S+ 6.00% (11.58%), 10/2/2025	758	759	758	0.0%
Medical Depot Holdings, Inc. (e)	Healthcare		S+ 10.00% (14.70%), 9.00% PIK 6/1/2025	4,082	4,085	4,082	0.2%
Medical Depot Holdings, Inc. (e) (p) (q)	Healthcare		S+ 9.50% (14.20%), 4.00% PIK 6/1/2025	21,470	20,649	21,470	1.1%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 6.00% (10.70%), 9/30/2027	9,430	9,332	9,303	0.5%
Medical Management Resource Group, LLC (e) (h)	Healthcare		S+ 6.00% (10.74%), 9/30/2026	1,080	1,068	1,052	0.1%
Medical Management Resource Group, LLC (e) (n) (p)	Healthcare		S+ 6.00% (10.70%), 9/30/2027	22,832	22,592	22,524	1.2%
MGTF Radio Company, LLC (e) (l)	Media/Entertainment		S+ 6.00% (10.60%), 4/1/2025	44,646	44,466	31,408	1.6%
Midwest Can Company, LLC (e) (p) (q)	Paper & Packaging		S+ 6.00% (10.85%), 3/2/2026	30,505	30,516	30,505	1.6%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(36)	(146)	0.0%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(18)	(73)	0.0%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(36)	(73)	0.0%
Miller Environmental Group, Inc. (e) (n) (p) (q)	Business Services		S+ 4.75% (9.35%), 9/10/2031	17,591	17,461	17,329	0.9%
Mirra-Primeaccess Holdings, LLC (e) (n)	Healthcare		S+ 6.50% (11.46%), 7/29/2026	68,977	68,819	68,977	3.5%
Mirra-Primeaccess Holdings, LLC (e) (h)	Healthcare		S+ 6.50% (11.46%), 7/29/2026	8,442	8,418	8,442	0.4%
MRI Software, LLC (e) (h)	Software/Services		S+ 4.75% (9.35%), 2/10/2027	2,209	2,155	2,123	0.1%
Muth Mirror Systems, LLC (e)	Technology		11.00%, 4.00% PIK 4/23/2025	1,341	1,237	1,207	0.1%
Muth Mirror Systems, LLC (e) (p) (q)	Technology		11.00%, 4.00% PIK 4/23/2025	14,726	14,195	13,254	0.7%
New Star Metals, Inc. (e) (p) (q)	Industrials		S+ 5.00% (9.85%), 1/9/2026	30,200	29,316	28,838	1.5%
Norvax, LLC (e) (h)	Business Services		S+ 6.50% (11.70%), 6/30/2025	260	260	260	0.0%
Odessa Technologies, Inc. (e) (h)	Software/Services		S+ 5.50%, 10/19/2027	—	(17)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Odessa Technologies, Inc. (e) (n) (p)	Software/Services		S+ 5.50% (10.45%), 10/19/2027	$20,498	$20,440	$20,498	1.1%
ORG GC Holdings, LLC (e) (m)	Business Services		S+ 6.50% (11.37%), 11/29/2026	10,111	10,128	10,111	0.5%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2030	—	(9)	(71)	0.0%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2029	—	(18)	(71)	0.0%
PetVet Care Centers, LLC (e) (n) (p) (q)	Healthcare		S+ 6.00% (10.85%), 11/15/2030	30,682	30,153	30,145	1.5%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (11.01%), 2.50% PIK 4/5/2027	2,204	2,201	2,160	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (11.01%), 2.50% PIK 4/5/2027	8,512	8,487	8,342	0.4%
Pie Buyer, Inc. (e) (h)	Food & Beverage		S+ 5.50% (10.04%), 4/6/2026	1,721	1,715	1,669	0.1%
Pie Buyer, Inc. (e) (n) (q)	Food & Beverage		S+ 5.50% (10.84%), 2.50% PIK 4/5/2027	2,870	2,861	2,813	0.1%
Pie Buyer, Inc. (e) (n) (q)	Food & Beverage		S+ 5.50% (11.01%), 4/5/2027	39,328	39,208	38,542	2.0%
PlayPower, Inc. (e) (h)	Industrials		S+ 5.25%, 8/28/2030	—	(39)	(39)	0.0%
PlayPower, Inc. (e) (n) (p) (q)	Industrials		S+ 5.25% (9.85%), 8/28/2030	17,304	17,047	17,048	0.9%
Pluralsight, LLC (e) (m)	Software/Services		S+ 4.50% (9.62%), 1.50% PIK 8/22/2029	4,534	4,534	4,534	0.2%
Pluralsight, LLC (e) (m)	Software/Services		S+ 7.50% (12.62%), 8/22/2029	6,801	6,801	6,801	0.3%
Pluralsight, LLC (e) (m)	Software/Services		S+ 4.50% (9.62%), 1.50% PIK 8/22/2029	2,303	2,303	2,303	0.1%
Pluto Acquisition I, Inc.	Healthcare		S+ 5.50% (10.35%), 6/20/2028	3,304	3,304	3,337	0.2%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (10.43%), 10/2/2028	11,592	11,544	11,592	0.6%
Point Broadband Acquisition, LLC (e) (n) (p)	Telecom		S+ 5.50% (10.82%), 10/2/2028	27,502	27,376	27,502	1.4%
Premiere Global Services, Inc. (e) (h) (j)	Telecom		P+ 5.50% (13.50%), 4/7/2023	969	146	(73)	0.0%
Premiere Global Services, Inc. (e) (j)	Telecom		P+ 5.50% (13.50%), 6/8/2023	5,024	—	—	—%
PSKW, LLC (e) (p) (q)	Healthcare		S+ 6.25% (11.20%), 3/9/2026	28,650	28,678	28,650	1.5%
Questex, Inc. (e) (h)	Media/Entertainment		S+ 5.50%, 5/15/2029	—	(36)	(36)	0.0%
Questex, Inc. (e) (n) (p) (q)	Media/Entertainment		S+ 5.50% (10.79%), 5/15/2029	15,139	14,844	14,859	0.8%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(139)	(141)	0.0%
Reagent Chemical and Research, LLC (e) (n) (p) (q)	Chemicals		S+ 5.25% (10.10%), 4/30/2031	56,679	55,599	55,614	2.8%
Relativity Oda, LLC (e) (n) (q)	Software/Services		S+ 4.50% (9.46%), 5/12/2029	7,717	7,693	7,717	0.4%
REP TEC Intermediate Holdings, Inc. (e) (p) (q)	Software/Services		S+ 5.75% (10.35%), 6/19/2025	2,018	1,982	2,018	0.1%
REP TEC Intermediate Holdings, Inc. (e) (p) (q)	Software/Services		S+ 5.75% (10.35%), 6/19/2025	22,524	22,539	22,524	1.2%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.06%), 10/19/2027	7,381	7,392	7,381	0.4%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.06%), 10/19/2027	6,867	6,833	6,867	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Roadsafe Holdings, Inc. (e) (n) (q)	Industrials		S+ 5.75% (11.14%), 10/19/2027	$13,180	$13,114	$13,180	0.7%
RSC Acquisition, Inc. (e) (n)	Financials		S+ 4.75% (9.81%), 11/1/2029	7,134	7,141	7,134	0.4%
RSC Acquisition, Inc. (e)	Financials		S+ 4.75% (9.81%), 11/1/2029	8,329	8,329	8,329	0.4%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75%, 11/1/2029	—	(55)	—	—%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75%, 11/1/2029	—	(6)	—	—%
RSC Acquisition, Inc. (e) (n) (q)	Financials		S+ 4.75% (9.35%), 11/1/2029	21,649	21,644	21,649	1.1%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Healthcare		S+ 5.50%, 11/18/2027	—	(42)	—	—%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 5.50% (10.46%), 11/18/2027	12,993	12,822	12,993	0.7%
Saturn SHC Buyer Holdings, Inc. (e) (n) (p)	Healthcare		S+ 5.50% (10.46%), 11/18/2027	37,166	37,048	37,166	1.9%
SCIH Salt Holdings, Inc. (e) (h)	Industrials		S+ 4.00% (9.31%), 3/17/2025	187	187	194	0.0%
Sherlock Buyer Corp. (e) (h)	Business Services		S+ 5.75%, 12/8/2027	—	(7)	—	—%
Sherlock Buyer Corp. (e) (n) (q)	Business Services		S+ 5.75% (10.45%), 12/8/2028	15,759	15,701	15,759	0.8%
Simplifi Holdings, Inc. (e) (h)	Media/Entertainment		S+ 5.50% (10.45%), 10/1/2026	757	736	757	0.0%
Simplifi Holdings, Inc. (e) (n) (p)	Media/Entertainment		S+ 5.50% (10.45%), 10/1/2027	50,169	49,583	50,169	2.5%
SitusAMC Holdings Corp. (e)	Financials		S+ 5.50% (10.20%), 12/22/2027	9,677	9,629	9,677	0.5%
SitusAMC Holdings Corp. (e) (n)	Financials		S+ 5.50% (10.20%), 12/22/2027	6,341	6,303	6,341	0.3%
St. Croix Hospice Acquisition Corp. (e)	Healthcare		S+ 5.25% (10.50%), 10/30/2026	2,759	2,763	2,759	0.1%
St. Croix Hospice Acquisition Corp. (e) (h)	Healthcare		S+ 5.25%, 10/30/2026	—	—	(67)	0.0%
St. Croix Hospice Acquisition Corp. (e) (n) (q)	Healthcare		S+ 5.25% (10.31%), 10/30/2026	18,981	18,791	18,791	1.0%
St. Croix Hospice Acquisition Corp. (e) (q)	Healthcare		S+ 6.00% (11.35%), 10/30/2026	24,966	25,002	24,966	1.3%
Striper Buyer, LLC (e) (n) (p)	Paper & Packaging		S+ 5.50% (10.45%), 12/30/2026	16,871	16,850	16,871	0.9%
SunMed Group Holdings, LLC (e)	Healthcare		S+ 5.50% (10.46%), 6/16/2027	860	858	860	0.0%
SunMed Group Holdings, LLC (e) (n) (p)	Healthcare		S+ 5.50% (10.85%), 6/16/2028	12,600	12,458	12,600	0.6%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (14.00%), PIK 3/31/2023	52,539	927	546	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (14.00%), PIK 3/31/2023	9,326	164	97	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		12.00% PIK, 3/31/2023	5,183	4,742	5,183	0.3%
The NPD Group, LP (e) (n)	Business Services		S+ 5.50% (10.56%), 2.00% PIK 12/1/2028	52,363	51,721	52,363	2.6%
The NPD Group, LP (e) (h)	Business Services		S+ 5.00% (9.85%), 12/1/2027	1,604	1,582	1,604	0.1%
Therapy Brands Holdings, LLC (e) (n) (p)	Healthcare		S+ 4.00% (8.96%), 5/18/2028	6,029	6,029	5,583	0.3%
Tivity Health, Inc. (e) (n)	Healthcare		S+ 5.00% (9.85%), 6/28/2029	24,599	24,259	24,599	1.3%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (10.62%), 6/29/2028	5,878	5,856	5,878	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Trinity Air Consultants Holdings Corp. (e) (h) (n)	Business Services		S+ 5.25% (9.83%), 6/29/2027	$8,522	$8,503	$8,522	0.4%
Trinity Air Consultants Holdings Corp. (e) (h)	Business Services		S+ 5.25%, 6/29/2028	—	(8)	—	—%
Trinity Air Consultants Holdings Corp. (e) (n) (p)	Business Services		S+ 5.25% (10.66%), 6/29/2028	29,212	29,146	29,212	1.5%
Triple Lift, Inc. (e) (h)	Software/Services		S+ 5.75% (11.20%), 5/5/2028	1,799	1,741	1,611	0.1%
Triple Lift, Inc. (e) (n) (q)	Software/Services		S+ 5.75% (10.71%), 5/5/2028	39,483	38,419	37,904	1.9%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(62)	(124)	0.0%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(62)	(62)	0.0%
Trystar, LLC (e) (n) (p) (q)	Utilities		S+ 4.50% (9.44%), 8/6/2031	10,469	10,365	10,366	0.5%
Trystar, LLC (e) (n) (p) (q)	Utilities		S+ 4.50% (9.73%), 8/6/2031	24,797	24,551	24,554	1.3%
University of St. Augustine Acquisition Corp. (e) (p) (q)	Education		S+ 4.25% (9.20%), 2/2/2026	22,855	22,885	22,855	1.2%
Urban One, Inc. (b)	Media/Entertainment	1/24/2024	7.38%, 2/1/2028	1,561	1,386	1,080	0.1%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (10.60%), 11/20/2028	6,997	6,939	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 6.50% (11.20%), 11/20/2028	6,098	6,068	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 6.00% (10.80%), 11/20/2028	3,875	3,835	3,875	0.2%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 5.25%, 11/20/2028	—	(5)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n) (p)	Healthcare		S+ 5.25% (10.47%), 11/20/2028	17,668	17,493	17,668	0.9%
US Salt Investors, LLC (e) (n)	Chemicals		S+ 5.25% (10.00%), 7/19/2028	27,383	26,991	27,383	1.4%
US Salt Investors, LLC (e) (h)	Chemicals		S+ 5.25%, 7/20/2026	—	(8)	—	—%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK 8/23/2031	—	(36)	(71)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK 8/23/2031	—	(37)	(37)	0.0%
Varicent Intermediate Holdings Corp. (e) (n) (p) (q)	Software/Services		S+ 6.00% (10.60%), 3.25% PIK 8/23/2031	18,875	18,595	18,596	1.0%
Victors CCC Buyer, LLC (e) (n)	Business Services		S+ 4.75% (9.85%), 6/1/2029	23,759	23,422	23,759	1.2%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 4.75%, 6/1/2029	—	(13)	—	—%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 4.75%, 6/1/2029	—	(18)	—	—%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (11.15%), 2.00% PIK 7/1/2028	27,850	27,406	27,433	1.4%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.50%), 7/1/2028	1,660	1,629	1,635	0.1%
West Coast Dental Services, Inc. (e) (h)	Healthcare		S+ 5.75% (10.50%), 7/1/2028	2,542	2,491	2,487	0.1%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75%, 9/16/2031	—	(68)	—	—%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75%, 9/16/2031	—	(68)	—	—%
Westwood Professional Services, Inc. (e) (n) (p) (q)	Business Services		S+ 4.75% (9.57%), 9/16/2031	45,416	44,964	45,416	2.3%
WHCG Purchaser III, Inc. (e)	Healthcare		S+ 6.50% (11.10%), 3.25% PIK 6/29/2029	22,504	22,504	22,504	1.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
WIN Holdings III Corp. (e) (h)	Consumer		S+ 5.25% (10.20%), 7/16/2026	$1,986	$1,966	$1,986	0.1%
WIN Holdings III Corp. (e) (n) (p)	Consumer		S+ 5.25% (10.20%), 7/16/2028	41,683	41,571	41,683	2.1%
WIN Holdings III Corp. (e) (n) (p)	Consumer		S+ 5.25% (10.20%), 7/16/2028	10,041	9,843	10,041	0.5%
Zendesk, Inc. (e) (t) (u)	Software/Services		S+ 5.00% (9.69%), 11/22/2028	65,685	65,099	65,685	3.4%
Subtotal Senior Secured First Lien Debt					$2,834,697	$2,799,910	143.8%

Senior Secured Second Lien Debt - 6.9% (d)
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (12.57%), 6/11/2029	$6,010	$5,959	$5,411	0.3%
Anchor Glass Container Corp. (e) (j)	Paper & Packaging		S+ 7.75% (13.32%), 12/7/2024	7,301	2,135	2,921	0.2%
Aruba Investments Holdings, LLC (e) (q)	Chemicals		S+ 7.75% (12.70%), 11/24/2028	3,759	3,626	3,604	0.2%
ASP LS Acquisition Corp. (e) (n)	Transportation		S+ 7.50% (12.37%), 5/7/2029	4,275	4,265	3,367	0.2%
CommerceHub, Inc. (e)	Technology		S+ 7.00% (12.20%), 12/29/2028	9,388	8,126	7,980	0.4%
Corelogic, Inc. (n)	Business Services		S+ 6.50% (11.46%), 6/4/2029	9,272	8,631	8,967	0.5%
Edelman Financial Center, LLC (n)	Financials		S+ 5.25% (10.10%), 10/6/2028	9,500	9,477	9,456	0.5%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		10.00% PIK, 12/31/2026	1,891	1,074	435	0.0%
ORG GC Holdings, LLC (e) (m)	Business Services		18.00% PIK, 11/29/2027	5,619	5,377	5,288	0.3%
Pluto Acquisition I, Inc. (e) (p)	Healthcare		S+ 9.25% (14.19%) PIK, 12/20/2028	33,756	27,764	28,355	1.4%
RealPage, Inc. (n) (q)	Software/Services		S+ 6.50% (11.46%), 4/23/2029	9,645	9,621	9,238	0.5%
Therapy Brands Holdings, LLC (e) (n) (p)	Healthcare		S+ 6.75% (11.71%), 5/18/2029	6,601	6,592	5,961	0.3%
Victory Buyer, LLC (e) (n)	Industrials		S+ 7.00% (11.96%), 11/19/2029	45,990	43,846	43,691	2.1%
Subtotal Senior Secured Second Lien Debt					$136,493	$134,674	6.9%

Subordinated Debt - 10.2% (d)
Aventine Holdings, LLC (e) (n)	Media/Entertainment		10.25% PIK, 6/18/2027	$41,925	$41,468	$41,280	2.1%
Post Road Equipment Finance, LLC (e) (h) (l)	Financials		S+ 7.75% (13.05%), 12/31/2028	2,000	1,997	2,000	0.1%
Post Road Equipment Finance, LLC (e) (l) (t) (u)	Financials		S+ 7.75% (13.05%), 12/31/2028	62,600	62,620	62,600	3.2%
Post Road Equipment Finance, LLC (e) (l) (t) (u)	Financials		S+ 7.75% (13.05%), 12/31/2028	35,000	34,995	35,000	1.9%
Siena Capital Finance, LLC (e) (l)	Financials		12.50%, 11/26/2026	49,500	49,549	49,500	2.5%
Smile Brands, Inc. (e)	Healthcare		14.50% PIK, 10/12/2028	52	47	52	0.0%
WHCG Purchaser III, Inc. (e) (j)	Healthcare		10.00% PIK, 6/30/2030	18,043	8,388	8,523	0.4%
Subtotal Subordinated Debt					$199,064	$198,955	10.2%

Collateralized Securities - Debt Investments - 0.3% (d)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 11.00% (16.55%), 4/25/2031	$4,750	$4,197	$4,237	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 7.50% (13.04%), 1/20/2027	2,602	2,437	2,487	0.1%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Diversified Investment Vehicles	1/24/2024	S+ 4.55% (10.06%), 5/1/2026	1,046	933	821	0.0%
Sub Total Collateralized Securities - Debt Investments					$7,567	$7,545	0.3%

Collateralized Securities - Equity Investments - 0.2% (d) (w)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (v)	Diversified Investment Vehicles	1/24/2024	4.74%, 4/25/2031	$31,603	$3,494	$3,088	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (v)	Diversified Investment Vehicles	1/24/2024	0.00%, 1/20/2027	31,575	—	—	—%
Sub Total Collateralized Securities - Equity Investments					$3,494	$3,088	0.2%

Equity/Other - 34.0% (d) (f)
Black Mountain Sand, LLC (b) (e) (g) (s)	Energy	1/24/2024		55,463	$2,174	$1,683	0.1%
Center Phase Energy, LLC (b) (e) (r)	Utilities	6/23/2022		1,680	1,680	1,742	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		539,708	5,703	6,308	0.3%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		874,000	2,519	2,571	0.1%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		2,753	341	628	0.0%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		180,274	—	—	—%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	10,217	0.6%
CRS-SPV, Inc. (b) (e) (g) (m)	Industrials	1/24/2024		246	1,561	1,704	0.1%
Danish CRJ, Ltd. (a) (b) (e) (g) (l) (y)	Transportation	1/24/2024		5,002	—	—	—%
Del Real, LLC (b) (e) (g) (s)	Food & Beverage	1/24/2024		670,510	524	671	0.0%
Dyno Acquiror, Inc. (b) (e) (g)	Consumer	1/24/2024		134,102	21	21	0.0%
FBLC Senior Loan Fund, LLC (a) (b) (c) (e) (l)	Diversified Investment Vehicles	1/24/2024		404,934	405,434	404,934	20.8%
First Eagle Greenway Fund II, LLC (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		5,329	376	254	0.0%
Foresight Energy Operating, LLC (b) (e) (g) (s)	Energy	1/24/2024		158,093	3,063	1,579	0.1%
Gordian Medical, Inc. (b) (e) (g) (n)	Healthcare	5/17/2024		162,894	2,962	2,875	0.1%
Gordian Medical, Inc. (b) (e) (g)	Healthcare	5/17/2024		157,787	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (s)	Industrials	1/24/2024		57,427	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (s)	Industrials	1/24/2024		55,991	—	—	—%
Internap Corp. (b) (e) (g) (p)	Business Services	1/24/2024		1,596,606	1,599	—	—%
Jakks Pacific, Inc. (a) (g)	Consumer			17,384	456	444	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (b) (e) (g) (l) (x)	Transportation	1/24/2024		1	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Kahala Ireland OpCo Designated Activity Company (a) (b) (e) (g) (l) (x)	Transportation	1/24/2024		3,250,000	$539	$—	—%
Kahala US OpCo, LLC (a) (b) (e) (g) (l) (z)	Transportation	1/24/2024		8,869,744	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Business Services	1/24/2024		20,167	3,118	2,387	0.1%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		693,977	695	694	0.0%
MGTF Holdco, LLC (b) (e) (g) (l) (s)	Media/Entertainment	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (aa)	Business Services	1/24/2024		223,503	339	447	0.0%
Muth Mirror Systems, LLC (b) (e) (g) (s)	Technology	1/24/2024		153,038	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (s)	Technology	1/24/2024		22,819	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (s)	Business Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (s)	Business Services	1/24/2024		93,380	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		8,739	963	986	0.1%
Pluralsight, LLC (b) (e) (g) (m)	Software/Services	8/22/2024		2,267,044	5,986	5,985	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (r) (s)	Telecom	10/1/2021		3,710,315	4,941	5,491	0.3%
Post Road Equipment Finance, LLC (b) (e) (l) (r) (s)	Financials	12/30/2021		109,388	119,502	119,233	6.2%
Resolute Investment Managers, Inc. (b) (e) (g)	Financials	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (s)	Financials	1/24/2024		223	333	263	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Financials	1/24/2024		41,789,400	77,437	77,310	4.1%
Skillsoft Corp. (g)	Technology			12,435	187	193	0.0%
Smile Brands, Inc. (b) (e) (g)	Healthcare	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Telecom	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (m)	Diversified Investment Vehicles	1/24/2024		10,000	7,789	7,332	0.4%
Travelpro Products, Inc. (a) (b) (e) (g)	Consumer	1/24/2024		447,007	913	751	0.0%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		39,769	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		4,206	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		3,155	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		99,236	—	—	—%
United Biologics, LLC (b) (e) (g) (s)	Healthcare	1/24/2024		223	—	—	—%
WHCG Purchaser III, Inc. (b) (e) (g)	Healthcare	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financials	1/24/2024		922,669	1,617	1,615	0.1%
WPNT, LLC (b) (e) (g) (l) (s)	Media/Entertainment	1/24/2024		582,300	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2024
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
YummyEarth, Inc. (b) (e) (g)	Food & Beverage	1/24/2024		781	$—	$—	—%
Subtotal Equity/Other					$667,172	$661,087	34.0%

Total Investments - 195.4% (d)					$3,848,487	$3,805,259	195.4%

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At September 30, 2024, qualifying assets represent 88.7% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $678.1 million or 34.8% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of September 30, 2024.
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
(g)    Non-income producing at September 30, 2024.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of September 30, 2024.
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
(n)    The Company's investment or a portion thereof is pledged as collateral under the JPM Credit Facility.
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
September 30, 2024
(Unaudited)
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

(aa)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2024.

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2024:

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$615,263	16.2%
Business Services	505,420	13.3%
Financials	479,092	12.6%
Diversified Investment Vehicles (1)	424,139	11.1%
Software/Services	409,608	10.8%
Industrials	384,955	10.1%
Media/Entertainment	204,787	5.4%
Paper & Packaging	174,525	4.6%
Utilities	149,358	3.9%
Consumer	128,438	3.4%
Chemicals	104,611	2.7%
Food & Beverage	100,725	2.6%
Telecom	44,374	1.2%
Education	28,837	0.8%
Transportation	24,177	0.6%
Technology	22,634	0.6%
Energy	4,316	0.1%
Total	$3,805,259	100.0%
_____________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC, which represents 10.6% of the Company’s investments at fair value as of September 30, 2024.
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2024 and 2023, respectively, there were no reimbursements from the Adviser.

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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2024 and December 31, 2023, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2024 and December 31, 2023 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended September 30, 2024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of September 30, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$63,941	$2,735,969	$—	$2,799,910
Senior Secured Second Lien Debt	—	27,661	107,013	—	134,674
Subordinated Debt	—	—	198,955	—	198,955
Collateralized Securities	—	—	10,633	—	10,633
Equity/Other	637	8,879	238,065	8,572	256,153
FBLC Senior Loan Fund, LLC	—	—	404,934	—	404,934
Total	$637	$100,481	$3,695,569	$8,572	$3,805,259
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2024	$615,704	$39,153	$35,500	$—	$36,176	$726,533
Purchases and other adjustments to cost (2)	2,614,502	118,141	171,781	21,640	605,085	3,531,149
Sales and repayments	(449,189)	(49,220)	(8,108)	(11,392)	8,336	(509,573)
Net realized gain (loss)	(22,832)	483	(13)	814	233	(21,315)
Transfers out	—	(2,361)	—	—	—	(2,361)
Net change in unrealized appreciation (depreciation) on investments	(22,216)	817	(205)	(429)	(6,831)	(28,864)
Balance as of September 30, 2024	$2,735,969	$107,013	$198,955	$10,633	$642,999	$3,695,569
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(29,684)	$413	$(205)	$(429)	$(6,738)	$(36,643)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
(2) Includes investments acquired in connection with the Mergers.
For the nine months ended September 30, 2024, there were no transfers from Level 2 to Level 3. For the nine months ended September 30, 2024, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The composition of the Company’s investments as of September 30, 2024, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,834,697	$2,799,910	73.7%
Senior Secured Second Lien Debt	136,493	134,674	3.5
Subordinated Debt	199,064	198,955	5.2
Collateralized Securities	11,061	10,633	0.3
Equity/Other	261,738	256,153	6.7
FBLC Senior Loan Fund, LLC	405,434	404,934	10.6
Total	$3,848,487	$3,805,259	100.0%
The composition of the Company’s investments as of December 31, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$642,976	$632,343	83.6%
Senior Secured Second Lien Debt	55,145	52,126	6.9
Subordinated Debt	35,389	35,500	4.7
Equity/Other	35,525	36,176	4.8
Total	$769,035	$756,145	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,441,219	Yield Analysis	Market Yield	2.35%	43.67%	10.78%
Senior Secured First Lien Debt (c)	257,223	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	30,167	Waterfall Analysis	EBITDA Multiple	0.60x	10.15x	7.46x
Senior Secured First Lien Debt	7,360	Waterfall Analysis	Revenue Multiple	0.00x	0.40x	0.25x
Senior Secured Second Lien Debt	103,657	Yield Analysis	Market Yield	13.13%	23.00%	16.68%
Senior Secured Second Lien Debt (b)	2,921	Waterfall Analysis	EBITDA Multiple	4.65x	4.65x	4.65x
Senior Secured Second Lien Debt (b)	435	Waterfall Analysis	Revenue Multiple	0.40x	0.40x	0.40x
Subordinated Debt	149,100	Waterfall Analysis	Tangible Net Asset Value Multiple	1.27x	1.59x	1.48x
Subordinated Debt (b)	41,280	Yield Analysis	Market Yield	9.81%	9.81%	9.81%
Subordinated Debt	8,575	Waterfall Analysis	EBITDA Multiple	9.58x	10.98x	9.59x
Collateralized Securities	7,325	Yield Analysis	Discount Rate	0.00%	15.04%	8.99%
Collateralized Securities (d)	3,308	Waterfall Analysis	Asset Recovery	$2.69	$2.78	$2.76
Equity/Other	196,541	Waterfall Analysis	Tangible Net Asset Value Multiple	1.27x	1.59x	1.46x
Equity/Other	37,501	Waterfall Analysis	EBITDA Multiple	3.50x	26.73x	11.01x
Equity/Other (b)	2,387	Yield Analysis	Market Yield	11.57%	11.57%	11.57%
Equity/Other (b)	1,615	Waterfall Analysis	Adjusted BV Multiple	2.40x	2.40x	2.40x
Equity/Other	21	Waterfall Analysis	Revenue Multiple	0.20x	0.40x	0.32x
Equity/Other	—	Waterfall Analysis	Discount Rate	16.75%	16.75%	16.75%
FBLC Senior Loan Fund, LLC (b)	404,934	Discounted Cash Flow	Discount Rate	12.85%	12.85%	12.85%
Total	$3,695,569
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
(c) Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d) Range and weighted average shown in millions.
There were no significant changes in valuation approach or technique as of September 30, 2024.
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
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
As of September 30, 2024 the Company had seven portfolio companies on non-accrual with a total amortized cost of $59.1 million and fair value of $42.9 million, which represented 1.5% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, the Company had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers; whereby, the Company acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. As of September 30, 2024, the Company and CCLF owned 84.0% and 16.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.

As of September 30, 2024, the Company’s investment in SLF consisted of equity contributions of $404.9 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
Below is a summary of SLF’s portfolio as of September 30, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	September 30, 2024	December 31, 2023
	(Unaudited)
Total assets	$1,148,316	$946,605
Total investments (1)	$1,102,297	$877,688
Weighted Average Current Yield for Total Portfolio (2)	9.7%	11.0%
Number of Portfolio companies in SLF	214	172
Largest portfolio company investment (1)	$17,141	$19,838
Total of five largest portfolio company investments (1)	$72,402	$82,467
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of September 30, 2024:

September 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
Acrisure, LLC (b)	Financials	S+ 3.00% (7.96%)	2/16/2027	$17,217	$17,013	$17,141	3.5%
Adtalem Global Education, Inc. (f)	Education	S+ 2.75% (7.60%)	8/14/2028	582	582	582	0.1%
Adtalem Global Education, Inc. (f)	Education	5.50%	3/1/2028	1,042	1,042	1,028	0.2%
Advisor Group, Inc. (f)	Financials	S+ 4.00% (8.85%)	8/17/2028	5,505	5,460	5,440	1.1%
Air Canada	Transportation	3.88%	8/15/2026	5,000	4,750	4,870	1.0%
Albion Financing 3 SARL (b)	Business Services	S+ 4.25% (9.83%)	8/17/2029	3,058	3,058	3,070	0.6%
Alliant Holdings Intermediate, LLC (b)	Financials	S+ 3.00% (7.97%)	9/19/2031	5,000	4,988	4,970	1.0%
Alpha Generation, LLC (b)	Utilities	S+ 2.75% (7.60%)	9/30/2031	2,813	2,805	2,812	0.6%
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	2,000	1,957	1,687	0.3%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.80%)	8/15/2028	12,385	12,365	9,252	1.9%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (12.25%)	6/30/2025	10,444	10,422	9,269	1.9%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 2.25% (7.11%)	9/29/2031	8,571	8,550	8,539	1.7%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (10.29%)	4/20/2028	4,781	4,752	4,911	1.0%
American Builders & Contractors Supply Co., Inc.	Industrials	4.00%	1/15/2028	2,000	1,902	1,925	0.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 3.75% (8.60%)	2/15/2029	7,085	7,003	7,107	1.4%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,689	0.5%
AppLovin Corp. (b)	Media/Entertainment	S+ 2.50% (7.35%)	10/25/2028	8,798	8,790	8,792	1.8%
Arches Buyer, Inc.	Publishing	4.25%	6/1/2028	3,000	2,638	2,757	0.6%
Arches Buyer, Inc. (b)	Publishing	S+ 3.25% (8.20%)	12/6/2027	2,977	2,909	2,850	0.6%
Arcosa, Inc. (b)	Industrials	S+ 2.25% (7.09%)	8/12/2031	1,300	1,300	1,297	0.3%
Artera Services, LLC (b)	Utilities	S+ 4.50% (9.10%)	2/18/2031	3,590	3,572	3,491	0.7%
Ascend Learning, LLC (f)	Education	S+ 3.50% (8.45%)	12/11/2028	4,937	4,694	4,912	1.0%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.46%)	8/2/2028	7,565	7,558	7,550	1.5%
ASP LS Acquisition Corp. (b)	Transportation	S+ 4.50% (9.37%)	5/8/2028	3,862	3,114	2,407	0.5%
Astoria Energy, LLC (f)	Utilities	S+ 3.25% (8.10%)	12/10/2027	1,769	1,769	1,771	0.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

September 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Asurion, LLC (b)	Business Services	S+ 3.25% (8.21%)	12/23/2026	$4,016	$3,983	$4,011	0.8%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (8.10%)	2/15/2029	12,723	12,671	12,630	2.6%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.00%)	2/15/2029	4,888	4,870	3,735	0.8%
Avaya Holdings Corp.	Technology	S+ 7.50% (12.35%)	8/1/2028	2,552	2,511	2,243	0.5%
Azalea TopCo, Inc. (b)	Healthcare	S+ 3.50% (8.35%)	4/30/2031	3,330	3,298	3,322	0.7%
Baldwin Insurance Group Holdings, LLC (b)	Financials	S+ 3.25% (8.10%)	5/26/2031	3,520	3,511	3,520	0.7%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.79%)	10/2/2028	4,937	4,900	4,696	1.0%
Bella Holding Co., LLC (b) (f)	Healthcare	S+ 3.75% (8.70%)	5/10/2028	8,128	8,098	8,120	1.6%
Berlin Packaging, LLC (f)	Paper & Packaging	S+ 3.75% (8.35%)	6/9/2031	3,032	3,025	3,029	0.6%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 5.00% (9.85%)	3/12/2029	4,988	4,895	5,006	1.0%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 2.25% (6.85%)	12/31/2030	12,355	12,361	12,333	2.4%
Broadstreet Partners, Inc. (f)	Financials	S+ 3.25% (8.10%)	6/16/2031	1,855	1,853	1,847	0.4%
Brown Group Holding, LLC (b)	Other	S+ 2.75% (8.00%)	7/1/2031	3,000	3,000	2,992	0.6%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,958	1,903	0.4%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.75% (7.60%)	2/6/2031	8,761	8,747	8,750	1.8%
Calpine Construction Finance Co., LP (f)	Utilities	S+ 2.00% (6.85%)	7/31/2030	2,494	2,499	2,476	0.5%
Catalent Pharma Solutions, Inc. (f)	Healthcare	S+ 2.00% (7.03%)	2/22/2028	2,481	2,452	2,478	0.5%
CCI Buyer, Inc. (b)	Telecom	S+ 4.00% (8.60%)	12/17/2027	7,442	7,394	7,427	1.5%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (8.95%)	3/25/2031	6,269	6,238	6,221	1.2%
Charter Communications Operating, LLC	Cable	2.25%	1/15/2029	400	357	356	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 3.75% (8.35%)	3/8/2030	6,433	6,404	6,338	1.3%
Citadel Securities, LP (b)	Financials	S+ 2.25% (7.10%)	7/29/2030	4,455	4,452	4,451	0.9%
Cloud Software Group, Inc. (b)	Software/Services	S+ 4.50% (9.10%)	3/21/2031	2,000	1,985	2,004	0.4%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.57%)	12/31/2026	7,595	7,582	7,497	1.5%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.75%)	11/8/2027	3,378	3,378	3,383	0.7%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.20%)	12/29/2027	4,961	4,961	4,607	0.9%
Compass Power Generation, LLC (b)	Utilities	S+ 3.75% (8.60%)	4/16/2029	7,828	7,710	7,865	1.6%
Connect Finco SARL (f)	Telecom	S+ 3.50% (8.35%)	12/11/2026	2,175	2,178	2,161	0.4%
Connectwise, LLC (b) (f)	Software/Services	S+ 3.50% (8.37%)	9/29/2028	12,792	12,760	12,760	2.6%
Conservice Midco, LLC (b)	Business Services	S+ 3.50% (8.35%)	5/13/2027	7,488	7,488	7,494	1.5%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (8.46%)	6/2/2028	4,983	4,951	4,926	1.0%
Cornerstone Building Brands, Inc. (f)	Industrials	S+ 4.50% (9.60%)	5/15/2031	1,380	1,373	1,362	0.3%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 5.63% (10.72%)	8/1/2028	3,315	3,380	3,325	0.7%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 3.25% (8.45%)	4/12/2028	2,494	2,412	2,438	0.5%
Cotiviti, Inc. (b)	Healthcare	7.63%	5/1/2031	2,500	2,482	2,509	0.5%
Cotiviti, Inc. (b)	Healthcare	S+ 3.25% (8.09%)	5/1/2031	9,950	9,904	9,938	2.0%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.75% (9.35%)	4/9/2031	2,333	2,322	2,334	0.5%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (9.96%)	8/2/2027	1,793	1,780	1,792	0.4%
Division Holding Corp. (b)	Business Services	S+ 4.75% (9.71%)	5/26/2028	7,892	7,892	7,872	1.6%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.35%)	8/24/2028	2,364	2,332	2,365	0.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.35%)	8/24/2028	5,516	5,444	5,517	1.1%
Edgewater Generation, LLC (b)	Utilities	S+ 4.25% (9.10%)	8/1/2030	7,500	7,427	7,560	1.5%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (9.97%)	5/17/2029	4,938	4,843	4,863	1.0%
Emerald Borrower, LP (b) (f)	Industrials	S+ 2.50% (7.56%)	8/4/2031	5,330	5,322	5,316	1.1%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (8.25%)	8/1/2029	9,292	9,222	9,299	1.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

September 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Entain, PLC (b) (f)	Gaming/Lodging	S+ 2.75% (8.01%)	10/31/2029	$3,494	$3,486	$3,492	0.7%
Epicor Software Corp. (b) (f)	Software/Services	S+ 3.25%	5/30/2031	422	(1)	—	—%
Epicor Software Corp. (b) (f)	Software/Services	S+ 3.25% (8.10%)	5/30/2031	3,596	3,589	3,597	0.7%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 4.00% (8.85%)	2/12/2031	2,494	2,471	2,493	0.5%
First Advantage Holdings, LLC (b)	Business Services	S+ 3.25% (8.07%)	9/19/2031	4,500	4,478	4,478	0.9%
First Brands Group, LLC (f)	Consumer	S+ 5.00% (10.51%)	3/30/2027	4,955	4,936	4,896	1.0%
Fitness International, LLC (b)	Consumer	S+ 5.25% (10.51%)	2/12/2029	9,950	9,681	9,913	2.0%
Focus Financial Partners, LLC (f)	Financials	S+ 3.25%	9/11/2031	873	—	(3)	0.0%
Focus Financial Partners, LLC (f)	Financials	S+ 3.25% (8.04%)	9/11/2031	8,127	8,107	8,100	1.5%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (9.50%)	12/29/2028	2,394	2,376	2,403	0.5%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (12.70%)	6/30/2027	658	639	658	0.1%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (9.25%)	1/29/2031	12,350	12,258	12,008	2.3%
Freeport LNG Investments, LLLP (b)	Energy	S+ 3.00% (8.10%)	11/17/2026	5,904	5,869	5,872	1.2%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (10.00%)	4/30/2029	7,760	7,029	6,487	1.3%
Genesys Cloud Services Holdings II, LLC (b)	Software/Services	S+ 3.50% (8.35%)	12/1/2027	4,803	4,743	4,808	1.0%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (9.12%)	8/18/2028	4,577	4,554	4,579	0.9%
Geosyntec Consultants, Inc. (b)	Business Services	S+ 3.75% (8.60%)	7/31/2031	9,250	9,205	9,233	1.9%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 2.50% (7.82%)	10/4/2030	1,244	1,238	1,245	0.3%
Global Medical Response, Inc. (b)	Healthcare	S+ 5.50% (10.46%) 0.75% PIK	10/31/2028	9,978	9,819	9,906	1.9%
Grant Thornton Advisors, LLC (f)	Business Services	S+ 3.25% (8.10%)	5/31/2031	1,790	1,790	1,792	0.4%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (10.87%)	11/12/2026	7,424	7,072	7,424	1.5%
Gulfside Supply, Inc. (b)	Industrials	S+ 3.00% (8.29%)	6/17/2031	4,963	4,963	4,957	1.0%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.86%)	3/29/2027	4,838	4,837	4,851	1.0%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 3.75% (8.60%)	5/30/2031	7,122	7,105	7,165	1.5%
HelpSystems Holdings, Inc. (b)	Software/Services	S+ 4.00% (8.95%)	11/19/2026	4,987	4,336	4,748	1.0%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.32%)	3/20/2028	5,296	5,254	5,288	1.1%
Hunter Douglas, Inc. (b) (f)	Consumer	S+ 3.50% (8.57%)	2/25/2029	4,982	4,965	4,932	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 3.00% (7.85%)	9/11/2031	5,000	4,975	4,960	1.0%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (8.62%)	12/29/2027	5,012	5,007	4,351	0.9%
IDERA, Inc. (f)	Technology	S+ 3.50% (8.75%)	3/2/2028	6,807	6,809	6,667	1.4%
IXS Holdings, Inc. (b) (f)	Transportation	S+ 4.25% (8.95%)	3/5/2027	7,467	7,235	7,257	1.5%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (9.71%)	10/4/2028	3,884	3,873	3,883	0.8%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,690	6,733	1.4%
Jazz Securities, DAC	Healthcare	4.38%	1/15/2029	1,000	934	968	0.2%
Johnstone Supply, LLC (f)	Industrials	S+ 3.00% (8.17%)	6/9/2031	2,500	2,494	2,492	0.5%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.37%)	8/7/2028	7,287	7,208	7,196	1.5%
Kuehg Corp. (f)	Education	S+ 4.50% (9.10%)	6/12/2030	4,950	4,762	4,961	1.0%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (9.95%)	10/30/2028	4,974	4,923	4,853	1.0%
Lakeshore Learning Materials, LLC (f)	Retail	S+ 3.50% (8.46%)	9/29/2028	4,962	4,962	4,963	1.0%
LBM Acquisition, LLC (b) (f)	Industrials	S+ 3.75% (9.19%)	12/17/2027	4,987	4,978	4,951	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	1,999	2,000	1,956	0.4%
LifePoint Health, Inc. (b)	Healthcare	S+ 4.75% (10.05%)	11/16/2028	4,848	4,750	4,838	1.0%
Lightning Power, LLC (b)	Utilities	S+ 3.25% (8.35%)	8/18/2031	4,500	4,455	4,507	0.9%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (11.00%)	1/29/2027	15,913	14,978	16,107	3.2%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (11.00%)	1/29/2027	900	848	911	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

September 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (9.71%)	3/20/2028	$9,933	$9,903	$9,933	2.0%
Luxembourg Investment Co., 428 SARL	Chemicals	S+ 7.00% (11.95%)	1/3/2029	3,686	3,660	46	0.0%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,989	1,930	0.4%
Magnite, Inc. (b)	Technology	S+ 3.75% (8.60%)	2/6/2031	4,988	4,941	5,019	1.0%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (9.85%)	10/3/2030	4,975	4,754	4,698	1.0%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.50% (8.31%)	10/18/2028	5,487	5,467	5,488	1.1%
Medline Borrower, LP (f)	Healthcare	S+ 2.25% (7.10%)	10/23/2028	4,000	4,000	3,994	0.8%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (9.10%)	5/3/2028	7,443	7,312	7,391	1.5%
Michael Baker International, LLC (b)	Industrials	S+ 4.75% (9.60%)	12/1/2028	3,251	3,230	3,263	0.7%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.57%)	9/1/2028	871	859	653	0.1%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (8.85%)	5/6/2026	5,313	5,308	5,244	1.1%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (8.45%)	3/2/2028	150	149	144	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (8.70%)	3/2/2028	4,322	4,311	4,146	0.8%
Nexus Buyer, LLC (b)	Financials	S+ 4.00% (8.85%)	7/31/2031	7,174	7,138	7,107	1.4%
Nouryon Finance B.V. (e) (f)	Chemicals	S+ 3.50% (8.63%)	4/3/2028	4,563	4,542	4,563	0.9%
Omnia Partners, LLC (f)	Business Services	S+ 3.25% (8.53%)	7/25/2030	6,230	6,192	6,242	1.3%
OneDigital Borrower, LLC (f)	Financials	S+ 3.25% (8.10%)	7/2/2031	6,858	6,825	6,792	1.4%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (8.85%)	4/30/2029	4,956	4,906	4,890	1.0%
Peer Holding III B.V. (b)	Retail	S+ 3.00% (7.60%)	7/1/2031	6,000	6,000	6,010	1.2%
Peraton Corp. (b)	Industrials	S+ 3.75% (8.70%)	2/1/2028	4,920	4,895	4,725	1.0%
PetSmart, LLC (f)	Retail	S+ 3.75% (8.70%)	2/11/2028	2,481	2,479	2,456	0.5%
PG&E Corp.	Utilities	4.25%	12/1/2027	3,000	2,998	3,244	0.7%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (9.13%)	9/20/2028	9,754	9,754	8,893	1.7%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (8.51%)	3/31/2028	7,462	7,123	7,041	1.4%
Power Stop, LLC (f)	Transportation	S+ 4.75% (9.91%)	1/26/2029	3,158	3,132	3,031	0.6%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	8,600	8,232	8,315	1.7%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (8.85%)	7/31/2026	6,747	6,722	6,753	1.4%
Pretzel Parent, Inc. (b)	Media/Entertainment	S+ 4.50% (9.34%)	8/14/2031	3,500	3,448	3,504	0.7%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (7.85%)	8/31/2028	6,324	6,287	6,320	1.3%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (9.60%)	3/15/2030	4,777	4,711	4,763	1.0%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (7.10%)	3/19/2029	1,739	1,739	1,738	0.4%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.50% (7.35%)	4/14/2031	6,078	6,064	6,078	1.2%
Radar Bidco SARL (b)	Transportation	S+ 4.25% (9.56%)	4/4/2031	1,676	1,668	1,673	0.3%
Radiology Partners, Inc. (f)	Healthcare	S+ 5.00% (10.38%) 1.50% PIK	1/31/2029	9,482	8,956	9,262	1.9%
Recess Holdings, Inc. (b)	Consumer	S+ 4.50% (9.75%)	2/20/2030	12,444	12,307	12,478	2.4%
Renaissance Holding Corp. (f)	Software/Services	S+ 4.25% (9.10%)	4/8/2030	1,980	1,979	1,978	0.4%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.37%)	4/30/2027	2,439	2,439	2,439	0.5%
Restoration Hardware, Inc. (b) (f)	Retail	S+ 2.50% (7.46%)	10/20/2028	4,981	4,799	4,784	1.0%
Revere Power, LLC (b)	Utilities	S+ 4.25% (9.00%)	3/30/2026	6,868	6,306	6,811	1.4%
Revere Power, LLC (b)	Utilities	S+ 4.25% (9.00%)	3/30/2026	605	555	600	0.1%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 3.25% (7.85%)	11/22/2029	7,496	7,334	7,507	1.5%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 6.50% (11.75%) 1.50% PIK	5/28/2027	5,820	5,672	4,997	1.0%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (9.47%)	12/20/2027	9,923	9,922	9,911	1.9%
Ryan Specialty Group, LLC (b)	Financials	S+ 2.25% (7.10%)	9/15/2031	2,001	1,997	1,998	0.4%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.07%)	3/13/2028	6,755	6,631	6,715	1.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

September 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.45%)	6/28/2026	$401	$390	$400	0.1%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.45%)	6/28/2026	7,409	7,254	7,399	1.5%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 3.00% (8.25%)	7/31/2031	7,309	7,291	7,292	1.5%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (12.00%) 4.25% PIK	5/10/2027	5,187	5,121	4,906	1.0%
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	4/30/2024	650	645	293	0.1%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (11.50%)	5/18/2028	1,861	1,604	1,842	0.4%
Sonrava Health Holdings, LLC (f)	Healthcare	S+ 6.50% (11.50%) 5.50% PIK	8/18/2028	10,040	10,038	7,438	1.5%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.25% (8.10%)	5/30/2031	10,000	9,951	9,963	1.9%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (8.70%)	10/16/2028	4,974	4,960	4,935	1.0%
Staples, Inc. (f)	Business Services	S+ 5.75% (10.69%)	9/4/2029	7,364	7,082	6,681	1.4%
Team Health Holdings, Inc. (f)	Healthcare	S+ 5.25% (10.50%)	3/2/2027	2,753	2,675	2,627	0.5%
Tecta America Corp. (f)	Industrials	S+ 4.00% (8.96%)	4/10/2028	8,795	8,782	8,826	1.8%
Tenet Healthcare Corp.	Healthcare	4.25%	6/1/2029	2,000	1,893	1,928	0.4%
TransDigm, Inc. (f)	Industrials	S+ 2.50% (7.10%)	2/28/2031	5,970	5,956	5,945	1.2%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.50% (8.75%)	2/16/2028	12,849	12,841	12,853	2.6%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (8.12%)	3/31/2028	7,256	7,246	7,241	1.5%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 4.00% (8.60%)	3/31/2028	1,737	1,715	1,735	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (9.96%)	1/31/2028	1,493	1,462	1,482	0.3%
Truck Hero, Inc. (b) (f)	Transportation	S+ 3.50% (8.46%)	1/31/2028	7,472	7,397	7,338	1.5%
Truist Insurance Holdings, LLC (b)	Financials	S+ 3.25% (7.85%)	5/6/2031	4,285	4,275	4,274	0.9%
UKG, Inc. (b) (f)	Technology	S+ 3.25% (8.56%)	2/10/2031	9,735	9,664	9,735	1.9%
United Airlines, Inc.	Transportation	4.38%	4/15/2026	2,000	1,950	1,966	0.4%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	454	483	0.1%
United Airlines, Inc. (b)	Transportation	S+ 2.75% (8.03%)	2/22/2031	4,478	4,458	4,479	0.9%
University Support Services, LLC (f)	Education	S+ 2.75% (7.60%)	2/12/2029	7,284	7,271	7,258	1.5%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (9.57%)	10/2/2028	7,504	7,014	7,341	1.5%
Venga Finance SARL (b)	Telecom	S+ 4.25% (9.57%)	6/28/2029	3,920	3,826	3,927	0.8%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (8.72%)	11/20/2028	7,468	7,184	7,162	1.5%
Virgin Media Bristol, LLC (f)	Telecom	S+ 3.25% (8.66%)	3/31/2031	2,500	2,497	2,385	0.5%
Vistra Operations Co., LLC (f)	Utilities	S+ 2.00% (6.85%)	12/20/2030	2,481	2,485	2,481	0.5%
VS Buyer, LLC (b)	Software/Services	S+ 3.25% (8.35%)	4/14/2031	1,067	1,065	1,067	0.2%
Vyaire Medical, Inc.	Healthcare	S+ 7.00% (12.30%) 6.00% PIK	10/10/2024	905	899	918	0.2%
Vyaire Medical, Inc.	Healthcare	S+ 7.00% (12.30%) 6.00% PIK	10/10/2024	2,365	2,229	235	0.0%
Vyaire Medical, Inc.	Healthcare	P+ 5.75% (13.75%)	4/16/2025	4,922	4,638	—	—%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 4.75% (9.39%)	6/27/2029	10,000	9,904	9,646	1.9%
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.50% (9.60%)	5/10/2029	2,970	2,942	2,962	0.6%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.26%)	3/2/2028	4,670	4,656	4,681	0.9%
Waystar Technologies, Inc. (b)	Healthcare	S+ 2.75% (7.60%)	10/22/2029	1,326	1,325	1,325	0.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 3.50% (8.35%)	1/8/2027	4,936	4,901	4,933	1.0%
WEC US Holdings, Ltd. (b)	Utilities	S+ 2.75% (7.60%)	1/27/2031	5,520	5,494	5,517	1.1%
WestJet Loyalty, LP (b)	Transportation	S+ 3.75% (8.35%)	2/14/2031	5,771	5,717	5,704	1.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

September 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (8.10%)	10/19/2029	$6,838	$6,805	$6,785	1.4%
Windsor Holdings III, LLC (f)	Chemicals	S+ 3.50% (8.46%)	8/1/2030	3,286	3,227	3,296	0.7%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 4.25% (9.10%)	3/9/2027	1,587	1,488	1,460	0.3%
Zayo Group Holdings, Inc. (b) (f)	Telecom	S+ 3.00% (7.96%)	3/9/2027	8,409	7,444	7,668	1.5%
Zelis Cost Management Buyer, Inc. (f)	Healthcare	S+ 2.75% (7.60%)	9/28/2029	1,871	1,863	1,869	0.4%
Subtotal Senior Secured First Lien Debt					$1,030,891	$1,012,314	205.1%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (12.57%)	6/11/2029	$1,943	$1,927	$1,749	0.4%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (10.10%)	10/6/2028	4,750	4,739	4,728	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 5.00% (9.85%)	9/12/2032	5,000	4,975	5,011	1.0%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.15%)	3/2/2029	1,036	1,029	997	0.2%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (15.16%)	10/11/2029	2,000	1,955	1,960	0.4%
Subtotal Senior Secured Second Lien Debt					$14,625	$14,445	3.0%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (12.44%)	4/22/2034	$1,410	$1,303	$1,264	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (13.04%)	3/9/2034	1,224	1,145	997	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (14.14%)	7/20/2034	2,100	1,999	1,822	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (12.01%)	10/15/2029	2,500	2,340	2,404	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (13.51%)	1/20/2030	2,000	1,802	1,575	0.3%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 11.35% (16.73%)	8/15/2032	2,000	1,968	1,691	0.3%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (13.43%)	10/23/2034	1,000	982	993	0.2%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	S+ 8.03% (13.59%)	1/15/2034	5,150	4,976	5,065	0.9%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (14.28%)	4/15/2033	1,000	891	886	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (13.26%)	10/20/2034	2,500	2,435	2,474	0.5%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (11.59%)	5/6/2030	3,000	2,770	2,513	0.5%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (13.16%)	7/25/2035	3,000	2,753	2,975	0.6%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (14.04%)	1/18/2032	2,000	1,912	1,748	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.94%)	10/15/2031	2,500	2,326	2,275	0.5%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (13.02%)	10/20/2034	3,000	2,872	2,964	0.5%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (12.72%)	6/20/2034	3,000	2,931	2,959	0.6%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (11.24%)	4/26/2031	2,200	2,106	2,056	0.4%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (12.29%)	4/20/2033	2,000	1,919	1,840	0.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

September 30, 2024
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (13.22%)	10/15/2034	$1,500	$1,436	$1,360	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (13.51%)	2/20/2033	1,455	1,443	1,405	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (12.59%)	7/20/2034	1,500	1,463	1,469	0.3%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (11.51%)	1/23/2029	4,000	3,723	3,777	0.7%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (11.65%)	7/25/2030	2,400	2,147	1,908	0.4%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (11.33%)	10/26/2031	1,000	920	765	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (12.50%)	7/16/2032	3,000	2,812	2,848	0.6%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.75%)	10/25/2034	3,000	2,950	2,931	0.5%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.92%)	7/20/2032	1,500	1,454	1,491	0.3%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (13.09%)	7/19/2034	3,000	2,924	2,742	0.6%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.71%)	4/15/2034	3,000	2,926	2,746	0.6%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (13.43%)	1/15/2031	3,000	2,601	1,780	0.4%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (10.08%)	7/15/2032	3,000	2,778	2,915	0.6%
Subtotal Collateralized Securities					$69,007	$66,638	13.5%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$638	0.1%
Avaya Holdings Corp.	Technology			17	244	125	0.0%
Gordian Medical, Inc.	Healthcare			405	7,361	7,146	1.4%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.2%
Subtotal Equity/Other					$10,135	$8,900	1.7%

TOTAL INVESTMENTS					$1,124,658	$1,102,297	223.3%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members' capital as of September 30, 2024.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.3 million of unfunded commitments as of September 30, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Below is certain summarized financial information for SLF as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023:

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,124,658 and $908,094, respectively)	$1,102,297	$877,688
Cash and other assets	46,019	68,917
Total assets	$1,148,316	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,803 and $1,695, respectively)	$564,197	$481,805
Secured borrowings	14,520	39,959
Other liabilities	76,066	45,124
Total Liabilities	$654,783	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$493,533	$379,717

Total liabilities and members’ capital	$1,148,316	$946,605

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$26,304	$24,518	$77,193	$71,397

Operating expenses:
Interest and credit facility financing expenses	10,715	10,914	31,919	31,149
Other expenses	617	827	1,836	1,974
Total expenses	11,332	11,741	33,755	33,123

Net investment income	14,971	12,777	43,438	38,274

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(2,178)	13,107	(1,521)	21,831

Net increase (decrease) in members’ capital resulting from operations	$12,794	$25,884	$41,917	$60,105

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
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
As of September 30, 2024 and December 31, 2023, $14.6 million and $1.1 million was payable to the Adviser for Management Fees, respectively.
For the three and nine months ended September 30, 2024, the Company incurred $14.6 million and $38.9 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement. For the three and nine months ended September 30, 2023, the Company incurred $1.1 million and $3.1 million, respectively, in Management Fees under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
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
For the period ended September 30, 2024
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
As of September 30, 2024, $9.2 million was payable to the Adviser for the incentive fee on income. As of December 31, 2023, there was no payable to the Adviser for incentive fee on income.
For the three and nine months ended September 30, 2024, the Company incurred $8.8 million and $26.8 million in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the three and nine months ended September 30, 2023, the Company incurred $2.1 million and $6.0 million in incentive fees on income under the Investment Advisory Agreement, none of which was payable to the Adviser.
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

U.S. GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company based upon investments held at the end of each period. In such a calculation, in order to calculate the accrual for the capital gains incentive fee in accordance with U.S. GAAP for a given period, the Company includes unrealized appreciation in calculating the accrual for the capital gains incentive fee even though such unrealized appreciation is not included in calculating the capital gains incentive fee payable under the Investment Advisory Agreement. There can be no assurance that such unrealized appreciation will be realized in the future. Accordingly, the accrual for the capital gains incentive fee, as calculated and accrued in accordance with U.S. GAAP, does not necessarily represent amounts that will be payable under the Investment Advisory Agreement.
For the three and nine months ended September 30, 2024 and 2023, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of September 30, 2024 and December 31, 2023, $2.5 million and $1.2 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For the three and nine months ended September 30, 2024, the Company incurred $0.8 million and $2.4 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company incurred $0.3 million and $0.9 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of September 30, 2024, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.0 billion and the Company’s asset coverage was 198%.
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
For the period ended September 30, 2024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. The Wells Fargo Credit Facility has an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Pursuant to an amendment to the loan and servicing agreement entered into on August 30, 2024 (“Wells Fargo Credit Facility Amendment”), the spread was reduced to 2.15% per annum from 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance. Pursuant to the Wells Fargo Credit Facility Amendment, the non-usage fee per annum is now 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.
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
For the period ended September 30, 2024
(Unaudited)
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
For the period ended September 30, 2024
(Unaudited)

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
For the period ended September 30, 2024
(Unaudited)
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
The following table represents borrowings as of September 30, 2024:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$300,000	$(1,666)	$298,334
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
FBLC JPM Credit Facility	9/15/2027	400,000	320,000	—	320,000
JPM Revolver Facility	12/8/2028	505,000	284,216	—	284,216
2024 Notes	12/15/2024	100,000	100,000	—	100,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	300,000	296,983	(4,073)	292,910
Total		$2,305,000	$1,901,199	$(5,739)	$1,895,460
The following table represents borrowings as of December 31, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$322,000	$(2,082)	$319,918
Total		$400,000	$322,000	$(2,082)	$319,918

The weighted average annualized interest cost for all facility borrowings and unsecured notes for the nine months ended September 30, 2024 and 2023 was 6.88% and 7.63%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for the nine months ended September 30, 2024 and 2023 was $1.5 billion and $0.4 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the nine months ended September 30, 2024 and 2023 was $2.0 billion and $0.4 billion, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
Short-term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2024 and December 31, 2023, the Company had no short-term borrowings outstanding. For the three and nine months ended September 30, 2024, the Company recorded no interest expense in connection with short-term borrowings. For the three and nine months ended September 30, 2023, the Company recorded interest expense of $0.4 million and $1.7 million, respectively, in connection with short-term borrowings. For the nine months ended September 30, 2024, the Company did not have short term borrowings. For the nine months ended September 30, 2023, the Company had an average outstanding balance of short-term borrowings of $27.1 million and bore interest at a weighted average rate of 0.02%.
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

As of September 30, 2024 and December 31, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

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

As of September 30, 2024 and December 31, 2023, the Company had secured borrowings outstanding of $30.8 million and $33.3 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded interest expense of $0.5 million and $1.5 million, respectively in connection with secured borrowings. For the three and nine months ended September 30, 2023, the Company recorded interest expense of $0.2 million and $0.2 million, respectively, in connection with secured borrowings. For the nine months ended September 30, 2024, the Company had an average outstanding balance of secured borrowings of $31.3 million and bore interest at a weighted average rate of 6.39%. For the period August 21, 2023 through September 30, 2023, the Company had an average outstanding balance of secured borrowings of $24.1 million and bore interest at a weighted average rate of 8.98%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The following table represents interest and debt fees for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	S + 2.75%	0.75%	$6,043	$139	$384	S + 2.75%	0.75%	$18,393	$415	$1,089
Wells Fargo Credit Facility	(3)	(4)	4,914	—	115	(3)	(4)	12,996	—	324
FBLC JPM Credit Facility	(5)	(6)	6,486	—	356	(5)	(6)	17,681		947
JPM Revolver Facility	(7)	0.38%	4,579	—	247	(7)	0.38%	10,681	—	782
2024 Notes	4.85%	n/a	1,212	—	—	4.85%	n/a	3,341	—	10
2026 Notes	3.25%	n/a	2,437	—	—	3.25%	n/a	6,764	—	10
2029 Notes	7.20%	n/a	5,562	218	—	7.20%	n/a	8,960	351	—
Secured borrowings	(8)	n/a	474	—	—	(8)	n/a	1,502	131	—
Total			$31,707	$357	$1,102			$80,318	$897	$3,162
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, and administrative agent fees.
(3)    From January 24, 2024 through August 30, 2024, the Wells Fargo Credit Facility had an interest rate of daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.75% per annum. From August 31, 2024 through September 30, 2024, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum.
(4)    From January 24, 2024 through August 30, 2024, the non-usage fee per annum was 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance. From August 31, 2024 through September 30, 2024, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.
(5)    From January 24, 2024 through September 30, 2024, the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.80% per annum, inclusive of an administrative agent fee of 0.20%.
(6)    From January 24, 2024 through September 30, 2024, the non-usage fee per annum was 0.75%, inclusive of an administrative fee of 0.20%.
(7)    From January 24, 2024 through September 30, 2024, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(8)    From January 1, 2024 through April 23, 2024, the interest rate was three-month SOFR plus 3.60% per annum. From April 24, 2024 through September 30, 2024, the interest rate was amended to be three-month SOFR plus 2.80% per annum.

With respect to all of the FBLC borrowings assumed by the Company, interest expense and debt fees were calculated and disclosed for the period from January 24, 2024 to September 30, 2024. No prior expense was disclosed on the FBLC facilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The following table represents interest and debt fees for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023					Nine months ended September 30, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
MS Credit Facility	(3)	0.50%	$6,622	$254	$359	(3)	0.50%	$19,229	$753	$1,084
MS Subscription Facility (5)	—	—	—	—	—	(4)	0.30%	404	98	—
Short-term borrowings			422	—	—			1,692	—	—
Secured borrowings	S+ 3.60%		185	—	—			185	—	—
Total			$7,229	$254	$359			$21,510	$851	$1,084
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
At September 30, 2024, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2024 and December 31, 2023, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of September 30, 2024	Fair Value as of September 30, 2024
JPM Credit Facility	3	$300,000	$300,000
Wells Fargo Credit Facility	3	300,000	300,000
FBLC JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	284,216	284,216
2024 Notes	3	100,000	99,886
2026 Notes	3	300,000	290,631
2029 Notes	3	296,983	307,758
Total		$1,901,199	$1,902,491

	Level	Carrying Amount as of December 31, 2023	Fair Value as of December 31, 2023
JPM Credit Facility	3	$322,000	$322,000
Total		$322,000	$322,000
Note 6 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2024, the Company had unfunded commitments on delayed draw term loans of $222.9 million, unfunded commitments on revolver term loans of $196.0 million, and unfunded commitments on term loans of $1.0 million. As of December 31, 2023, the Company had unfunded commitments on delayed draw term loans of $34.3 million, and unfunded commitments on revolver term loans of $42.2 million. The Company maintains sufficient cash on hand, unfunded Capital Commitments, and available borrowings to fund such unfunded commitments.
As of September 30, 2024, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,643
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,963	3,453
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	76
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	4,574	1,334
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,488	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,864
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,898	10,898
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	6,020	6,020
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	22,639	8,150
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,695	1,695
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Capstone Logistics	Senior Secured First Lien Debt	Revolver	$1,804	$1,804
Capstone Logistics	Senior Secured First Lien Debt	Delayed Draw	208	208
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	2,747
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,262	1,357
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,512
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,452
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,505	1,505
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Delayed Draw	1,970	1,970
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Revolver	1,050	892
HealthEdge Software, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,566	9,566
HealthEdge Software, Inc.	Senior Secured First Lien Debt	Revolver	2,870	2,870
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,811	1,796
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	3,166
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,429	11,429
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	2,028	2,028
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	1,165
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,437	6,933
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	2,795
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	68
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	1,016	1,016
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	849
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,886	4,886
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,773	9,773
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver	4,885	4,885
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	8,981	6,772
Norvax, LLC	Senior Secured First Lien Debt	Revolver	576	316
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	584	584
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	860
PlayPower, Inc.	Senior Secured First Lien Debt	Revolver	2,617	2,617

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	$2,879	$2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	9,667	9,667
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	18,000
Premiere Global Services, Inc.	Senior Secured First Lien Debt	Revolver	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Revolver	1,248	1,248
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	701	701
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,226	11,226
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,559
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	4,745
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	6,743	6,743
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	1,261
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	13,399	4,877
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,850	2,850
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	2,894
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,605	12,605
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	9,138	5,263
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,820	4,820
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,488	2,488
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	6,266	6,266
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,651	1,109
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,625	13,625
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	4,370
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	16,004	16,004
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$512,958	$419,863

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	$1,232	$675
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,771	3,311
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	145
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	162	162
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver	1,821	5
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	1,908	1,908
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,304	5,304
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	2,184	2,184
			$95,511	$76,471
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
Note 8 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of September 30, 2024 and as of December 31, 2023, excluding the impact of net assets acquired as a result of the Mergers:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

	As of September 30, 2024		As of December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$900
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$900
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the nine months ended September 30, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2024
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
For the nine months ended September 30, 2024, there were no capital drawdowns of Series A Preferred Stock.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
Note 9 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2024:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2023	26,080,389	$26	$400,332	$(12,239)	$388,119
Net investment income (loss)	—	—	—	49,737	49,737
Net realized gain (loss) from investment transactions	—	—	—	1,283	1,283
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(24,800)	(24,800)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(11,182)	(11,182)
Issuance of shares in connection with the Mergers	110,033,324	110	1,594,151	—	1,594,261
Reinvested dividends	221,360	0 (1)	3,342	—	3,342
Balance as of March 31, 2024	136,335,073	$136	$1,997,825	$597	$1,998,558
Net investment income (loss)	—	$—	$—	$48,677	$48,677
Net realized gain (loss) from investment transactions	—	—	—	250	250
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(16,015)	(16,015)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,687)	(1,687)
Distributions to common stockholders	—	—	—	(45,004)	(45,004)
Issuance of common stock, net of issuance costs	61,058	0 (1)	900	—	900
Repurchases	(2,837,405)	(3)	(41,167)	—	(41,170)
Reinvested dividends	685,533	1	9,932	—	9,933
Balance as of June 30, 2024	134,244,259	$134	$1,967,490	$(13,186)	$1,954,438
Net investment income (loss)	—	$—	$—	$44,405	$44,405
Net realized gain (loss) from investment transactions	—	—	—	(22,667)	(22,667)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,810	8,810
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,686)	(1,686)
Distributions to common stockholders	—	—	—	(44,313)	(44,313)
Issuance of common stock, net of issuance costs	—	—	—	—	—
Repurchases	(128,843)	0 (1)	(1,847)	—	(1,847)
Reinvested dividends	677,663	1	9,802	—	9,803
Balance as of September 30, 2024	134,793,079	$135	$1,975,445	$(28,642)	$1,946,938
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2022	24,609,132	$25	$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—	—	12,061	12,061
Net realized gain (loss) from investment transactions	—	—	—	(161)	(161)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,261)	(1,261)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,023)	(1,023)
Distributions to common stockholders	—	—	—	(10,584)	(10,584)
Issuance of common stock, net of issuance costs	532,871	1	8,072	—	8,073
Reinvested dividends	197,903	0(1)	2,994	—	2,994
Balance as of March 31, 2023	25,339,906	$26	$386,623	$(4,132)	$382,517
Net investment income (loss)	—	$—	$—	$13,636	$13,636
Net realized gain (loss) from investment transactions	—	—	—	31	31
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,198)	(2,198)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(10,895)	(10,895)
Reinvested dividends	202,931	0(1)	3,074	—	3,074
Balance as of June 30, 2023	25,542,837	$26	$389,697	$(5,759)	$383,964
Net investment income (loss)	—	$—	$—	$14,069	$14,069
Net realized gain (loss) from investment transactions	—	—	—	(211)	(211)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,142	1,142
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(10,978)	(10,978)
Issuance of common stock, net of issuance costs	111,905	0(1)	1,645	—	1,645
Reinvested dividends	208,024	0(1)	3,141	—	3,141
Balance as of September 30, 2023	25,862,766	$26	$394,483	$(3,939)	$390,570
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
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
The following table reflects the Common Stock activity for the nine months ended September 30, 2024:

	Shares	Value
Shares Sold	110,094,382	$1,595,161
Shares Issued through DRIP	1,584,556	23,078
Share Repurchases	(2,966,248)	(43,017)
	108,712,690	$1,575,222

The following table reflects the Common Stock activity for the year ended December 31, 2023:

	Shares	Value
Shares Sold	642,732	$9,686
Shares Issued through DRIP	828,525	12,439
	1,471,257	$22,125
Note 10 – Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of September 30, 2024, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of September 30, 2024, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
For the period ended September 30, 2024
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of September 30, 2024 and December 31, 2023, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2024:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2023	77,500	$77,398
Amortization of offering costs	—	14
Ending Balance, September 30, 2024	77,500	$77,412
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	12
Ending Balance, September 30, 2023	77,500	$77,393
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
For the period ended September 30, 2024
(Unaudited)
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

Note 12 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2024 and 2023.

	For the three months ended September 30,		For the nine months ended September 30,
Numerator	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$30,548	$15,000	$89,680	$37,108
Less: cumulative preferred stock dividends	(1,686)	(2,197)	(5,059)	(6,591)
Less: changes in carrying value of redeemable securities	(5)	(5)	(14)	(12)
Less: Undistributed earnings allocated to Series A Redeemable Preferred Stock Dividends in current period	—	(279)	—	—
Numerator for EPS - income available to common stockholders	$28,857	$12,519	$84,607	$30,505

Denominator
Weighted average common shares outstanding	134,566,059	25,739,135	125,686,310	25,288,074
Basic and diluted earnings per share	$0.21	$0.49	$0.67	$1.21

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Note 13 — Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$0.43
May 7, 2024	May 7, 2024	May 13, 2024	$0.29
May 7, 2024 (special)	May 7, 2024	May 13, 2024	$0.04
August 5, 2024	August 5, 2024	August 15, 2024	$0.29
August 5, 2024 (special)	August 5, 2024	August 15, 2024	$0.04

The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43
April 27, 2023	April 27, 2023	May 5, 2023	$0.43
July 28, 2023	July 28, 2023	August 7, 2023	$0.43

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$28.35
May 7, 2024	May 7, 2024	May 13, 2024	$21.76
August 5, 2024	August 5, 2024	August 15, 2024	$21.76

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
For the period ended September 30, 2024
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

As of September 30, 2024, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $35.4 million and deferred tax liabilities of $(50.2) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of September 30, 2024, deferred tax assets have been offset by valuation allowances of $0.5 million.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Note 15 - Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Per share data:
Net asset value attributable to common stock, beginning of period	$14.88	$15.13

Results of operations (1)
Net investment income (loss)	1.14	1.57
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.43)	(0.10)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.71	1.47

Accretion to redemption value of Series A redeemable convertible preferred stock (1) (9)	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.04)	(0.21)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.67	1.26

Stockholder distributions (2)
Common stockholder distributions from net investment income	(1.09)	(1.29)
Common stockholder distributions from capital gains (9)	—	—
Net decrease in net assets resulting from stockholder distributions	(1.09)	(1.29)

Other (3)	(0.02)	—
Net asset value attributable to common stock, end of period	$14.44	$15.10

Common shares outstanding at end of period	134,793,079	25,862,766
Total return (4)	4.41%	8.57%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,946,938	$390,570

Ratio of net investment income to average net assets attributable to common stock (5)	10.98%	13.90%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	11.60%	12.33%
Ratio of total net expenses to average net assets attributable to common stock (5) (7)	11.60%	10.77%
Portfolio turnover rate (8)	16.04%	5.95%
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
For the period ended September 30, 2024
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
(9)     Rounds to less than $0.01 per share.
Note 16 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the nine months ended September 30, 2024:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2024
Control Investments
CRS-SPV, Inc. (2) (5) (6)	Senior Secured First Lien Debt	$—	$—	$45	$(45)	$—	$—	$—
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (2)(4)(6)	Joint Venture	22,808	—	404,934	501	—	(501)	404,934
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (2) (3) (6) (8)	Equity/Other Investments	—	—	538	1	—	(539)	—
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (5) (6)	Senior Secured First Lien Debt	19	—	714	(714)	—	—	—
Lakeview Health Holdings, Inc. (2) (5) (6)	Senior Secured First Lien Debt	4	—	227	(227)	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	11,586	—	45,521	(1,063)	7	(13,057)	31,408
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	2,460	11,000	39,000	(14,961)	—	(39)	35,000
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	53	—	6,000	(4,003)	—	3	2,000
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	5,946	24,500	38,124	63	—	(87)	62,600
Post Road Equipment Finance, LLC (2) (6)	Equity/Other Investments	8,146	32,600	86,699	142	—	(208)	119,233
Siena Capital Finance, LLC (2) (6)	Subordinated Debt	4,738	—	59,464	(9,902)	(13)	(49)	49,500
Siena Capital Finance, LLC (2) (6)	Equity/Other Investments	8,287	—	77,310	127	—	(127)	77,310
WPNT, LLC (2) (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$64,047	$68,100	$758,576	$(30,081)	$(6)	$(14,604)	$781,985

Affiliate Investments
CRS-SPV, Inc. (3) (6)	Equity/Other Investments	$—	$—	$1,559	$2	$—	$143	$1,704
First Eagle Greenway Fund II, LLC (3)	Equity/Other Investments	—	—	374	1	—	(121)	254
Integrated Efficiency Solutions, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (6)	Senior Secured First Lien Debt	11	—	345	(135)	—	—	210

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2024
Integrated Efficiency Solutions, Inc. (6)	Senior Secured First Lien Debt	$73	$—	$1,406	$(8)	$—	$(2)	$1,396
Integrated Efficiency Solutions, Inc. (6)	Senior Secured Second Lien Debt	260	—	1,074	1	—	(640)	435
Lakeview Health Holdings, Inc. (5)(6)	Senior Secured First Lien Debt	—	—	1,112	(1,112)	—	—	—
Lakeview Health Holdings, Inc. (5)(6)	Senior Secured First Lien Debt	98	—	2,505	(2,503)	(2)	—	—
Lakeview Health Holdings, Inc. (5)(6)	Senior Secured First Lien Debt	4	—	130	(130)	—	—	—
Lakeview Health Holdings, Inc. (5)(6)	Senior Secured First Lien Debt	—	—	618	(649)	31	—	—
Lakeview Health Holdings, Inc. (5)(6)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	578	—	4,190	7	—	40	4,237
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	259	—	5,473	(1,979)	—	(406)	3,088
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	1,243	—	9,241	(7,332)	528	50	2,487
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
ORG GC Holdings, LLC (6)	Senior Secured Second Lien Debt	690	—	5,370	8	—	(90)	5,288
ORG GC Holdings, LLC (6)	Senior Secured First Lien Debt	855	—	10,111	17	—	(17)	10,111
ORG GC Holdings, LLC (6)	Senior Secured First Lien Debt	2	—	—	—	—	—	—
ORG GC Holdings, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (3) (6)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other Investments	—	—	960	2	—	24	986
Pluralsight, LLC (3) (6)	Equity/Other Investments	—	—	5,986	—	—	(1)	5,985
Pluralsight, LLC (6)	Senior Secured First Lien Debt	48	—	4,534	—	—	—	4,534
Pluralsight, LLC (6)	Senior Secured First Lien Debt	95	—	6,801	—	—	—	6,801
Pluralsight, LLC (6)	Senior Secured First Lien Debt	21	—	2,303	—	—	—	2,303
Pluralsight, LLC (5)(6)	Senior Secured First Lien Debt	2	—	—	—	—	—	—
Pluralsight, LLC (5)(6)	Senior Secured First Lien Debt	1	—	—	—	—	—	—
Tennenbaum Waterman Fund, LP	Equity/Other Investments	200	—	8,755	(966)	—	(457)	7,332
Total Affiliate Investments		$4,440	$—	$72,847	$(14,776)	$557	$(1,477)	$57,151
Total Control & Affiliate Investments		$68,487	$68,100	$831,423	$(44,857)	$551	$(16,081)	$839,136
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
(2)This investment was not deemed significant under Regulation S-X as of September 30, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2024
(Unaudited)
(3)Investment is non-income producing at September 30, 2024.
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
(5)Investment no longer held as of September 30, 2024.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of (1.7) million.
(8)See Note 3 - Fair Value of Financial Instruments and the relevant portfolio company audited financial statements for additional disclosure

Dividends and interest for the nine months ended September 30, 2024 attributable to Controlled and Affiliated investments no longer held as of September 30, 2024 were $125.4 thousand.
Realized gain (loss) for the nine months ended September 30, 2024 attributable to Controlled and Affiliated investments no longer held as of September 30, 2024 was $29.3 thousand.
There was no change in unrealized gain (loss) for the nine months ended September 30, 2024 attributable to Controlled and Affiliated investments no longer held as of September 30, 2024.

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
For the period ended September 30, 2024
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
For the period ended September 30, 2024
(Unaudited)
Note 18 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Notes Issuance

On October 22, 2024, the Company priced an offering of an additional $100.0 million aggregate principal amount of its 7.20% 2029 Notes in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The 7.20% 2029 Notes are an additional issuance of, and form a single series with, the previously issued $300.0 million aggregate principal amount of 7.20% Notes due 2029 on May 6, 2024, increasing the outstanding aggregate principal amount of the series to $400.0 million. The 7.20% 2029 Notes will mature on June 15, 2029, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Third Supplemental Indenture. The offering closed on October 29, 2024.

Distribution Declarations

On November 8, 2024, the Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around November 18, 2024 to stockholders of record as of November 8, 2024.

On November 8, 2024, the Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around November 18, 2024 to stockholders of record as of November 8, 2024.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2024, 77.2% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of September 30, 2024, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of September 30, 2024, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

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

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At September 30, 2024:
Investment Portfolio	$3,805,259
Net assets attributable to common stock	1,946,938
Debt (net of deferred financing costs)	1,895,460
Secured borrowings	30,758
Net asset value per share attributable to common stock	14.44

Portfolio Activity for the Nine Months Ended September 30, 2024:
Purchases during the period (1)	785,784
Sales, repayments, and other exits during the period	532,515
Number of portfolio companies at end of period	146

Operating Results for the Nine Months Ended September 30, 2024:
Net investment income (loss) per share	1.14
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.71
Net investment income (loss)	142,819
Net realized and unrealized gain (loss)	(53,139)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	84,096
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

During the nine months ended September 30, 2024, we made $785.8 million of investments in new portfolio companies and had $532.5 million in aggregate amount of sales and repayments, resulting in net investments of $253.3 million for the period, excluding any impact from the Mergers. The total portfolio of debt investments at fair value consisted of 95.3% bearing variable interest rates and 4.7% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2024 was as follows:

	September 30, 2024
	Percentage of Total Portfolio(4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	73.7%	11.0%
Senior Secured Second Lien Debt	3.5	15.6
Subordinated Debt	5.2	11.9
Debt Subtotal	82.4%	11.3%
Collateralized Securities (2)	0.3	15.3
Equity/Other (3)	6.7	8.7
FBLC Senior Loan Fund LLC (3)	10.6	9.0
Total	100.0%	10.9%
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
(4) As of September 30, 2024, FBLC Senior Loan Fund, LLC's holdings consisted of 93.1% senior secured debt, of which 91.8% represented senior secured first lien debt. As of September 30, 2024, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.3% and 2.0% of our total portfolio, respectively. As of September 30, 2024, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.6% and 3.1% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of September 30, 2024 would be as follows:

September 30, 2024
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.4%
Senior Secured Second Lien Debt	3.4
Senior Secured - Subtotal	95.8%
Subordinated Debt	1.1
Collateralized Securities	1.5
Equity/Other	1.6
Total	100.0%
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

The weighted average risk rating of our investments based on fair value was 2.2 and 2.3 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 we had seven portfolio companies on non-accrual with a total amortized cost of $59.1 million and fair value of $42.9 million, which represented 1.5% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, we had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers; whereby, we acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. As of September 30, 2024, we and CCLF owned 84.0% and 16.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of September 30, 2024, our investment in SLF consisted of equity contributions of $404.9 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of September 30, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	September 30, 2024	December 31, 2023
	(Unaudited)
Total assets	$1,148,316	$946,605
Total investments (1)	$1,102,297	$877,688
Weighted Average Current Yield for Total Portfolio (2)	9.7%	11.0%
Number of Portfolio companies in SLF	214	172
Largest portfolio company investment (1)	$17,141	$19,838
Total of five largest portfolio company investments (1)	$72,402	$82,467
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and September 30, 2023 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,124,658 and $908,094, respectively)	$1,102,297	$877,688
Cash and other assets	46,019	68,917
Total assets	$1,148,316	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,803 and $1,695, respectively)	$564,197	$481,805
Secured borrowings	14,520	39,959
Other liabilities	76,066	45,124
Total Liabilities	$654,783	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$493,533	$379,717

Total liabilities and members’ capital	$1,148,316	$946,605

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$26,304	$24,518	$77,193	$71,397

Operating expenses:
Interest and credit facility financing expenses	10,715	10,914	31,919	31,149
Other expenses	617	827	1,836	1,974
Total expenses	11,332	11,741	33,755	33,123

Net investment income	14,971	12,777	43,438	38,274

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(2,178)	13,107	(1,521)	21,831

Net increase (decrease) in members’ capital resulting from operations	$12,794	$25,884	$41,917	$60,105

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
Our operating results for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Total investment income	$106,184	$24,290	$307,359	$70,558
Expenses, net of incentive fee waiver	60,910	10,171	162,456	30,324
Income tax expense, including excise tax	869	50	2,084	468
Net investment income (loss)	$44,405	$14,069	$142,819	$39,766

Investment Income

Investment income increased from $24.3 million and $70.6 million for the three and nine months ended September 30, 2023, respectively, to $106.2 million and $307.4 million for the three and nine months ended September 30, 2024, respectively. The increase is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $2.8 billion of FBLC’s investments at fair value on January 24, 2024. As a result of the Mergers, our investment portfolio at amortized cost increased to $3.8 billion as of September 30, 2024 from $769.0 million as of December 31, 2023. PIK income from investments also increased from $2.0 million for the nine months ended September 30, 2023 to $14.4 million for the nine months ended September 30, 2024. Fee and other income, included within total investment income, was at $0.1 million and $0.5 million for the three months ended September 30, 2024 and September 30, 2023. Fee and other income decreased from $1.4 million for the nine months ended September 30, 2023 to $0.9 million for the nine months ended September 30, 2024, primarily due to a decrease in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Management fees	$14,613	$1,079	$38,931	$3,122
Incentive fee on income	8,820	2,109	26,843	5,963
Interest and debt fees	33,166	7,842	84,377	23,445
Professional fees	2,079	493	5,887	1,516
Other general and administrative	1,755	413	4,872	1,325
Administrative services	222	48	692	197
Directors' fees	255	296	854	719
Incentive fee waiver	—	(2,109)	—	(5,963)
Expenses, net of incentive fee waiver	$60,910	$10,171	$162,456	$30,324

Management Fees

Management fees increased from $1.1 million for the three months ended September 30, 2023 to $14.6 million for the three months ended September 30, 2024. Management fees increased from $3.1 million for the nine months ended September 30, 2023 to $38.9 million for the nine months ended September 30, 2024. The increase in management fees for the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024 was driven by an increase in our asset base due to the Mergers with FBLC. Total assets increased from $831.7 million as of December 31, 2023 to $4.0 billion as of September 30, 2024.

Incentive Fees

Incentive fees increased from $2.1 million (all of which were waived by the Adviser) for the three months ended September 30, 2023 to $8.8 million for the three months ended September 30, 2024. Incentive fees increased from $6.0 million (all of which were waived by the Adviser) for the nine months ended September 30, 2023 to $26.8 million for the nine months ended September 30, 2024. The increase in incentive fees from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024 was driven by an increase in pre-incentive fee net investment income due to the Mergers with FBLC and the expiration of the incentive fee waiver.

Interest and debt fees

Interest and debt fees increased from $7.8 million for the three months ended September 30, 2023 to $33.2 million for the three months ended September 30, 2024. Interest and debt fees increased from $23.4 million for the nine months ended September 30, 2023 to $84.4 million for the nine months ended September 30, 2024. The increase for the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024 is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $1.2 billion of FBLC’s debt on January 24, 2024 as well as the issuance of our 2029 Notes (as defined below). The average daily debt outstanding for facility borrowings and unsecured notes for the nine months ended September 30, 2023 was $0.4 billion compared to $1.5 billion for the nine months ended September 30, 2024. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the nine months ended September 30, 2024 and 2023 were 6.88% and 7.63%, respectively.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $0.9 million for the three months ended September 30, 2023 to $3.8 million for the three months ended September 30, 2024. Professional fees and other general and administrative expenses increased from $2.8 million for the nine months ended September 30, 2023 to $10.8 million for the nine months ended September 30, 2024. The increase in professional fees and other general and administrative expenses from the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2024 was primarily driven by an increase in costs associated with servicing a larger investment portfolio due to the Mergers with FBLC.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net realized gain (loss)
Control Investments	$(3)	$—	$(6)	$—
Affiliate Investments	195	—	557	—
Non-affiliate investments	(22,859)	(211)	(21,685)	(341)
Total net realized gain (loss)	(22,667)	(211)	(21,134)	(341)

Net change in unrealized appreciation (depreciation) on investments
Control investments	(3,588)	(2)	(14,604)	(11)
Affiliate Investments	839	—	(1,477)	—
Non-affiliate investments	12,197	1,150	(14,257)	(1,785)
Net change in deferred taxes	(638)	(6)	(1,667)	(521)
Total net change in unrealized appreciation (depreciation) on investments	8,810	1,142	(32,005)	(2,317)
Net realized and unrealized gain (loss)	$(13,857)	$931	$(53,139)	$(2,658)

Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2024, we recorded a net realized loss of $(22.7) million. For the nine months ended September 30, 2024, we recorded a net realized loss of $(21.1) million. The net realized loss for the three months ended September 30, 2024 was primarily driven by the restructuring of the first lien debt investments of Pluralsight, LLC in August 2024 which resulted in a realized loss of $(19.1) million offset by an unrealized gain of $18.5 million.

For the three months ended September 30, 2023, we recorded a net realized loss of $(0.2) million. For the nine months ended September 30, 2023, we recorded a net realized loss of $(0.3) million. The net realized loss for the three and nine months ended September 30, 2023 was primarily driven by realized losses on senior secured investments.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation or depreciation is the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

For the three months ended September 30, 2024, we recorded unrealized appreciation of $35.6 million on 133 portfolio company investments, which was offset by $26.2 million of unrealized depreciation on 180 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies, the reversal of previously recorded unrealized depreciation, and the Pluralsight, LLC restructure. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies, and the reversal of previously recorded unrealized appreciation. Additionally, $0.6 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized appreciation on our portfolio was primarily driven by the reversal of previously recorded unrealized depreciation.

For the three months ended September 30, 2023, we recorded unrealized appreciation of $3.1 million on 45 portfolio company investments which was offset by $1.9 million of unrealized depreciation on 69 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. The overall net unrealized appreciation on our portfolio was primarily driven by improved performance of certain portfolio companies.
For the nine months ended September 30, 2024, we recorded unrealized appreciation of $28.2 million on 145 portfolio company investments, which was offset by $58.5 million of unrealized depreciation on 184 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. Additionally, $1.7 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

For the nine months ended September 30, 2023, we recorded unrealized appreciation of $4.5 million on 43 portfolio company investments which was offset by $6.3 million of unrealized depreciation on 79 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation in 2022. The unrealized depreciation primarily resulted from isolated deterioration in the credit performance of a small number of portfolio companies and the reversal of unrealized appreciation in 2022. Additionally, $0.5 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

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

Non-GAAP Supplemental Disclosure:	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net investment income (loss)	$44,405	$14,069	$142,819	$39,766
Less: purchase premium and other cost adjustments (1)	(1,131)	—	(11,746)	—
Adjusted net investment income after taxes	$43,274	$14,069	$131,073	$39,766

Net realized and unrealized gains (losses)	$(13,857)	$931	$(53,139)	$(2,658)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	15,940	—	30,029	—
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(14,809)	—	(18,283)	—
Adjusted net realized and unrealized gains (losses)	$(12,726)	$931	$(41,393)	$(2,658)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the period 1/24/2024 to 9/30/2024.

Recent Developments

Notes Issuance

On October 22, 2024, we priced an offering of an additional $100.0 million aggregate principal amount of our 7.20% 2029 Notes in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The 7.20% 2029 Notes are an additional issuance of, and form a single series with, the previously issued $300.0 million aggregate principal amount of 7.20% Notes due 2029 on May 6, 2024, increasing the outstanding aggregate principal amount of the series to $400.0 million. The 7.20% 2029 Notes will mature on June 15, 2029, and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Third Supplemental Indenture. The offering closed on October 29, 2024.

Distribution Declarations

On November 8, 2024, our Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around November 18, 2024 to stockholders of record as of November 8, 2024.

On November 8, 2024, our Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around November 18, 2024 to stockholders of record as of November 8, 2024.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of September 30, 2024, we had issued 134.8 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of September 30, 2023, we had issued 25.9 million shares of our Common Stock for net proceeds of $392.6 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of September 30, 2024, we had $153.7 million of cash. For the nine months ended September 30, 2024, net cash used in operating activities was $62.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the nine months ended September 30, 2024 was primarily a result of purchases of investments of $785.8 million, offset by sales and repayments of investments of $532.5 million as well as cash received in the Mergers of $58.5 million. As of September 30, 2023, we had $70.0 million of cash. For the nine months ended September 30, 2023, net cash provided by operating activities was $47.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the nine months ended September 30, 2023 was primarily a result of purchases of investments of $46.4 million, partially offset by sales and repayments of investments of $71.0 million.

Net cash provided by financing activities of $160.6 million during the nine months ended September 30, 2024 primarily related to payments on debt of $509.0 million, payments of financing costs of $4.4 million, common stockholder distributions of $77.4 million, preferred stockholder distributions of $5.6 million, and repurchases of common stock of $43.0 million partially offset by proceeds from debt of $801.7 million and proceeds from issuance of shares of common stock of $0.9 million. Net cash used by financing activities of $3.3 million during the nine months ended September 30, 2023 primarily related to payments on debt of $70.4 million, repayments on short-term borrowings of $89.4 million, common stockholder distributions of $23.3 million, and preferred stockholder distributions of $5.4 million partially offset by proceeds from issuance of shares of common stock of $9.9 million, proceeds from issuance of shares of preferred stock of $41.4 million, proceeds from debt of $32.0 million, and proceeds from short-term borrowings of $68.6 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of September 30, 2024, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of September 30, 2024, our asset coverage ratio was 198%.
As of September 30, 2024, we had $400.8 million of availability under the JPM Credit Facility, Wells Fargo Credit Facility, FBLC JPM Credit Facility, and JPM Revolver (subject to borrowing base availability). As of September 30, 2023, we had $56.5 million of availability under the MS Credit Facility (subject to borrowing base availability), and had approximately $217.7 million of uncalled capital commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations for the next 12 months.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the nine months ended September 30,
	2024	2023
Distributions declared	$100,499	$32,458
Distributions paid	$100,512	$32,478
Portion of distributions paid in cash	$77,434	$23,268
Portion of distributions paid in DRIP shares	$23,078	$9,210

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the nine months ended September 30,
	2024	2023
Distributions declared	$5,570	$5,418
Distributions paid	$5,570	$5,418
Portion of distributions paid in cash	$5,570	$5,418
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2024 and 2023, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2024 will be reported to stockholders shortly after the end of the calendar year 2024 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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

Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2024, we incurred $0.8 million and $2.4 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and nine months ended September 30, 2023, we incurred $0.3 million and $0.9 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.

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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of September 30, 2024, the aggregate principal amount outstanding of the senior securities issued by us was $2.0 billion and our asset coverage was 198%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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

Short-Term Borrowings
From time to time, we finance the purchase of certain investments through repurchase agreements. In the repurchase agreements, we enter into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. We use repurchase agreements as a short-term financing alternative. As of September 30, 2024 and December 31, 2023, we had no short-term borrowings outstanding. For the three and nine months ended September 30, 2024, we recorded no interest expense in connection with short-term borrowings. For the three and nine months ended September 30, 2023, we recorded interest expense of $0.4 and $1.7 million, respectively, in connection with short-term borrowings. For the nine months ended September 30, 2024, we did not have outstanding short term borrowing. For the nine months ended September 30, 2023, we had an average outstanding balance of short-term borrowings of $27.1 million and bore interest at a weighted average rate of 0.02%.
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

As of September 30, 2024, all total return swaps on the Nomura TRS were entered into contemporaneously with our sale of their reference assets. Due to our continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on our consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on our consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on our consolidated statements of assets and liabilities.

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

As of September 30, 2024 and December 31, 2023, we had secured borrowings outstanding of $30.8 million and $33.3 million, respectively. For the three and nine months ended September 30, 2024, we recorded interest expense of $0.5 million and $1.5 million in connection with secured borrowings. For the three and nine months ended September 30, 2023, we recorded interest expense of $0.2 million and $0.2 million in connection with secured borrowings. For the nine months ended September 30, 2024, we had an average outstanding balance of secured borrowings of $31.3 million and bore interest at a weighted average rate of 6.39%. For the period August 21, 2023 through September 30, 2023, the Company had an average outstanding balance of secured borrowings of $24.1 million and bore interest at a weighted average rate of 8.98%.

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
The Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. The Wells Fargo Credit Facility has an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Pursuant to an amendment to the loan and servicing agreement entered into on August 30, 2024 (“Wells Fargo Credit Facility Amendment”), the spread was reduced to 2.15% per annum from 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance. Pursuant to the Wells Fargo Credit Facility Amendment, the non-usage fee per annum is now 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.
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

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2024 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$300,000	$—	$—	$300,000	$—
Wells Fargo Credit Facility (2)	300,000	—	—	300,000	—
FBLC JPM Credit Facility (3)	320,000	—	320,000	—	—
JPM Revolver Facility (4)	284,216	—	—	284,216	—
2024 Notes	100,000	100,000	—	—	—
2026 Notes	300,000	—	300,000	—	—
2029 Notes	296,983	—	—	296,983	—
Total	1,901,199	$100,000	$620,000	$1,181,199	$—
—–—–—–—–—–
(1) As of September 30, 2024, we had $100.0 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of September 30, 2024, we had no unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(3) As of September 30, 2024, we had $80.0 million in unused borrowing capacity under the FBLC JPM Credit Facility, subject to borrowing base limits.
(4) As of September 30, 2024, we had $220.8 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2024, we had unfunded commitments on delayed draw term loans of $222.9 million, unfunded commitments on revolver term loans of $196.0 million, and unfunded commitments on term loans of $1.0 million. As of December 31, 2023, we had unfunded commitments on delayed draw term loans of $34.3 million and unfunded commitments on revolver term loans of $42.2 million. We maintain sufficient cash on hand, unfunded commitments to purchase our Common Stock, and available borrowings to fund such unfunded commitments. Please refer to Note 6 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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
As of September 30, 2024, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.33% and a fixed rate debt, bearing a weighted average interest rate of 5.16% with a total carrying value (net of deferred financing costs) of $1.9 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 459 Basis Points	$(83,817)
(-) 200 Basis Points	$(36,505)
(-) 100 Basis Points	$(18,252)
(-) 50 Basis Points	$(9,126)
(+) 50 Basis Points	$9,126
(+) 100 Basis Points	$18,252
(+) 200 Basis Points	$36,505

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

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2024, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.4 billion in total assets, (ii) a weighted average cost of funds of 6.88%, (iii) $2.3 billion of debt outstanding (i.e. assumes that the $700 million principal amount of our unsecured notes sold and the full $1.6 billion available to us under our revolving credit facilities are outstanding at September 30, 2024) and (iv) $1.9 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(30.55)%	(19.35)%	(8.15)%	3.06%	14.26%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2024 total assets of at least 3.63%.

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
Repurchases of Common Stock
The following table sets forth information regarding our repurchases of shares of Common Stock during the nine months ended September 30, 2024:

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Amended and Restated Bylaws (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 17, 2022 and incorporated herein by reference).

4.1
Registration Rights Agreement, dated as of October 29, 2024, by and among the Company, J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as the representatives of the initial purchasers (filed herewith).

10.1
Fourth Amendment to Loan and Servicing Agreement, dated as of August 30, 2024, by and among FBLC Funding I, LLC, as the borrower, Franklin BSP Capital Corporation, as the collateral manager, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as collateral custodian, U.S. Bank Trust Company, National Association as collateral agent and each of the lenders from time to time party thereto (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 6, 2024 and incorporated herein by reference).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 14, 2024

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2024