Form 10-K
period 2024-12-31
Franklin BSP Capital Corp
filed 2025-03-14
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to __
Commission file number: 814-01360
FRANKLIN BSP CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2950084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Madison Avenue, Suite 1600 New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

(212) 588-6770 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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
Yes ☐ No ☒
There is currently no established public market for shares of the registrant’s common stock, $0.001 par value per share (“Common Stock”).

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2025 was 135,487,145.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in us:
•The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser nor its affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target;
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
•Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have an effect on our growth;
•Our ability to enter into transactions with our affiliates is restricted.
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment;
•The lack of liquidity in our investments may adversely affect our business;
•Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our net asset value (“NAV”) through increased net unrealized depreciation;
•Our investments are subject to interest rate risk;
•Our debt investments are subject to prepayment or refinancing risk;
•We may from time to time incur contingent liabilities in connection with an investment that may adversely affect us;
•We generally will not control our portfolio companies and may co-invest with third parties;
•The effect of global climate change may impact the operations of our portfolio companies;
•We have entered into revolving credit facilities that contain various covenants which, if not complied with, could accelerate repayment under such credit facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders;
•Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us;
•Shares of our Common Stock will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, stockholders will have limited liquidity and may not receive a full return of their invested capital if they tender shares of our Common Stock;

•We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult to sell shares of our Common Stock;
•Our stockholders may experience dilution in their ownership percentage, which could reduce the overall value of their investment;
•A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Adviser, and, as a result, there is uncertainty as to the value of our portfolio investments.
•The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings. Therefore, portions of the distributions that we pay may represent a return of capital which will lower a stockholder’s tax basis in its shares and reduce the amount of funds we have for investment in targeted assets. A return of capital is a return of the initial investment in the Company rather than earnings or gains derived from our investment activities. We may not be able to pay distributions, and our distributions may not grow over time;
•Our Board of Directors may change our operating polices and strategies without prior notice or stockholder approval, the effects of which may be adverse;
•We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC;
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income;
•You may have current tax liability on distributions you elect to reinvest in our Common Stock but would not receive cash from such distributions to pay such tax liability;
•The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, an impact on our business and operations;
•Inflation and supply chain risk could adversely impact our portfolio companies and our results of our operations;
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
•We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, affect our ability to pay dividends and other distributions; and
•Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.

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
On December 18, 2020, we completed our initial closing of capital commitments (the “Capital Commitments”) to purchase shares of our Common Stock to investors in a private placement (the “Initial Closing”) in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of December 31, 2024, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a subscription agreement (the “Subscription Agreement”) entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the “Series A Preferred Stock”). On the same day, we entered into subscription agreements (collectively the “Preferred Subscription Agreements”) with investors, pursuant to which investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of our Series A Preferred Stock. As of December 31, 2024, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.
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
We are permitted to borrow money from time to time within the levels permitted by the Investment Company Act of 1940, as amended (the “1940 Act”) that are applicable to us. Subject to the receipt of certain approvals and compliance with certain disclosure requirements, we are permitted to reduce our asset coverage, as defined in the 1940 Act from 200% to 150% so long as we meet certain disclosure requirements and, since our securities are not listed on a national securities exchange, offer to repurchase the shares of our stockholders as of the applicable approval date. On September 23, 2020, our sole stockholder approved the application of the reduced asset coverage requirements to 150% and declined the Company’s offer to repurchase all of its outstanding shares of Common Stock. As a result, we are subject to the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permit a BDC to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirements applicable to such BDC from 200% to 150%. As of December 31, 2024, our asset coverage calculated in accordance with the 1940 Act was 189%.
About Our Adviser, BSP, and Franklin Templeton
Our Adviser is served by Benefit Street Partners’ origination, investment and portfolio management team. BSP consists of over 175 investment professionals and over 494 total employees as of January 31, 2025. The Adviser is a subsidiary of BSP and is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with approximately $761 billion in assets under management as of January 31, 2025. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Our Adviser’s investment committee consists of Thomas Gahan, Chairman of BSP, Blair D. Faulstich, Senior Managing Director for Private Debt of BSP and President of FBCC, Saahil Mahajan, Managing Director of BSP, King Jang, Managing Director of BSP, and Franklin Leong, Managing Director of BSP, each with substantial experience in originating, underwriting and structuring credit investments.
Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 150 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company offers specialization on a global scale, bringing extensive capabilities in fixed income, equity, alternatives, and multi-asset solutions. With more than 1,500 investment professionals, and offices in major financial markets around the world, the California-based company has over 75 years of investment experience and approximately $1.6 trillion in assets under management as of January 31, 2025.

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

Market Opportunity
We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection. We also aim to target investments presented by the large, persistent and compelling market opportunity that has been created by a structural supply/demand imbalance for private credit, predominantly in North America. This imbalance is driven by substantial long-term changes in the debt capital markets following the credit crisis. Benefit Street Partners believes that our target market segment represents a large opportunity set for us, given Benefit Street Partners’ approximately $761 billion in assets under management which it believes can offer greater efficiencies with respect to research and origination, deep credit markets experience, and access to proprietary sourcing networks.
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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations or slightly below, no near term covenant breaches or losses expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing below expectations with potential for covenant breach or loss. Trends and risk factors show some deterioration.

4	Performing materially below expectations with risk of covenant breach and interest loss.

5	Performing materially below expectations with risk of covenant breach, interest loss and principal loss/default.

Our Adviser’s internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
The weighted average risk rating of our investments based on fair value was 2.2 and 2.3 as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had eight and no portfolio companies on non-accrual status, respectively. The increase of portfolio companies on non-accrual status was partially a result of the Mergers, whereby we acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024		December 31, 2023
Internal Performance Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$201,197	5.1%	$30,643	4.0%
2	2,967,917	74.8	465,561	61.6
3	309,405	7.8	188,154	24.9
4	177,443	4.5	32,842	4.3
5	43,902	1.1	2,769	0.4
Not Rated (1)	266,211	6.7	36,176	4.8
Total	$3,966,075	100.0%	$756,145	100.0%
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

Investment Advisory Agreement

We entered into an investment advisory agreement (the “Investment Advisory Agreement”), dated September 23, 2020, with our Adviser in which the Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds, registered open-end funds, a BDC and a public real estate investment trust. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. On October 2, 2023, our Board of Directors approved an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of the Investment Advisory Agreement, which went into effect on January 24, 2024, in connection with the consummation of the Mergers. Except as described below, none of the other material terms changed in the Amended and Restated Investment Advisory Agreement as compared to the Investment Advisory Agreement, including the services to be provided.
Management Fee

We pay the Adviser a base management fee (the “Management Fee”), which is payable quarterly in arrears and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, where gross assets includes our total assets, including any borrowings for investment purposes.

Effective upon the closing of the Mergers on January 24, 2024, the Management Fee payable under the Amended and Restated Investment Advisory Agreement, is calculated at an annual rate of 1.50% of our average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of our average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1.0 of debt outstanding for each $1.0 of equity). The Management Fees payable under the Amended and Restated Investment Advisory Agreement are calculated in the same manner as the post-liquidity event calculation under the Investment Advisory Agreement.

Prior to the Mergers, prior to a liquidity event, the Management Fee payable under the Investment Advisory Agreement was calculated at an annual rate of 0.5% of our average gross assets. A “liquidity event” is defined as any of: (1) a merger or another transaction approved by our Board of Directors in which our stockholders will receive cash or shares of a publicly traded company (or a company that becomes publicly traded concurrently with the closing of such transaction), which may include an entity advised by the Adviser or its affiliates, (2) an initial public offering (“IPO”) or a listing (an “Exchange Listing”) of the Common Stock on a national securities exchange, or (3) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation.

Prior to the Mergers, after a liquidity event, the Management Fee payable under the Investment Advisory Agreement would have been calculated at an annual rate of 1.50% of our average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of our average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1 of debt outstanding for each $1 of equity), and provided further that for a period of 15 months commencing on the date of the closing of a liquidity event, the Adviser would have irrevocably waived Management Fees in excess of 0.5% of our average gross assets. Any fees waived under the Investment Advisory Agreement would not have been subject to reimbursement to the Adviser.
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

Under the Amended and Restated Investment Advisory Agreement, effective upon the closing of the Mergers on January 24, 2024, the incentive fee on income with respect to our Pre-Incentive Fee Net Investment Income is calculated as follows:

•No incentive fee on income in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.50%, or 6.00% annualized (the “Preferred Return”), on net assets;

•100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 1.8175% in any calendar quarter (7.27% annualized). This portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 1.8175% (7.27% annualized) in any calendar quarter; and

•For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.8175% (7.27% annualized), the incentive fee on income equals 17.5% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

Prior to the Mergers, prior to a liquidity event, the incentive fee on income payable under the Investment Advisory Agreement was subject to a catch-up of 1.765% (7.06% annualized), 15% of the amount of our pre-incentive fee net investment income, if any, that exceeds the catch-up, with the preferred return to investors each quarter being the same as the Amended and Restated Investment Advisory Agreement.

Prior to the Mergers, after a liquidity event, the incentive fee on income payable under the Investment Advisory Agreement was calculated in the same manner as the calculation under the Amended and Restated Investment Advisory Agreement.

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on our cumulative realized capital gains net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Amended and Restated Investment Advisory Agreement, if earlier). Effective upon the closing of the Mergers on January 24, 2024, the incentive fee on capital gains under the Amended and Restated Investment Advisory Agreement equals 17.5% of our incentive fee capital gains, which equaled our realized capital gains on a cumulative basis from the date of our election to be regulated as a BDC, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations.

Prior to the Mergers, prior to a liquidity event, this fee equaled 15% of our incentive fee capital gains under the Investment Advisory Agreement, which equaled our realized capital gains on a cumulative basis from the date of our election to be regulated as a BDC, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations.

Prior to the Mergers, after a liquidity event, the incentive fee on capital gains payable under the Investment Advisory Agreement was calculated in the same manner as the calculation under the Amended and Restated Investment Advisory Agreement.

Duration and Termination

The Adviser serves as our investment adviser pursuant to the Amended and Restated Investment Advisory Agreement, which was approved by our Board of Directors in January 2024. Unless terminated earlier, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Amended and Restated Investment Advisory Agreement will automatically terminate in the event of its assignment. The Amended and Restated Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 60 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.

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

On January 5, 2021, BSP entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “USB Administrator”) on our behalf. USB Administrator provides the administrative services, such as accounting, financial reporting, legal, and compliance support, and investor relations support, necessary for us to operate.

Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted us exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

Private Placement
Our private placement of shares of Common Stock is conducted in reliance on Regulation D under the Securities Act (“Regulation D”) or Regulation S under the Securities Act (“Regulation S”). Investors in our private placement are required to be “accredited investors” as defined in Regulation D of the Securities Act or non-U.S. persons under Regulation S.
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

Valuation Procedures

In accordance with Rule 2a-5 under the 1940 Act, our Board of Director has designated the Adviser as the valuation designee (the “Valuation Designee”) to perform fair value determinations related to our investments, subject to the Board of Directors’ oversight and periodic reporting requirements. The Adviser, acting pursuant to delegated authority from, and under the oversight of our Board of Directors, determines the NAV of our investment portfolio each quarter and at such other times as may be required by law. The NAV per share of our outstanding shares of Common Stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined by our Valuation Designee. In connection with that determination, our Valuation Designee utilizes independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.
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
For an investment in an investment fund that does not have a readily determinable fair value, the Valuation Designee measures the fair value of the investment predominantly based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, as of our measurement date.
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
We are generally not able to issue and sell our Common Stock at a price below NAV per share. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have an effect on our growth.” We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then current NAV of our Common Stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our Common Stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
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
Significant Managerial Assistance to Portfolio Companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation as a Business Development Company - Qualifying Assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of stock senior to our Common Stock if our asset coverage, which as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur as compared to BDCs who have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have an effect on our growth.”
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
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, Franklin BSP Capital Corporation, One Madison Avenue, Suite 1600, New York, NY 10010.
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

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available from the EDGAR database on the SEC’s website at http://www.sec.gov. Such information is also available free of charge on our website at www.fbccbdc.com/financials/sec-filings/. Information contained on our website is not incorporated into this Annual Report on Form 10-K and you should not consider such information to be part of this Annual Report on Form 10-K.

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
Our Adviser has the right to resign under the Amended and Restated Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations, and cash flows as well as our ability to pay distributions are likely to be adversely affected and the price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations, and cash flows.
Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
Our Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business, and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have an effect on our growth.
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

We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. As of December 31, 2024, our asset coverage calculated in accordance with the 1940 Act was 189%.
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
The net proceeds from offerings of our Common Stock will be used for our investment opportunities, operating expenses, and for payment of various fees and expenses such as management fees, incentive fees, and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC tax treatment we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may impact our results of operations and reduce our ability to pay distributions to our stockholders.

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
“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.

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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have an impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the value of our Common Stock.
The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as the secured overnight financing rate (“SOFR”), so an increase in interest rates may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of between five to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
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

In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and 2023. During 2023 and throughout the first three quarters of 2024, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including maintaining elevated interest rates. Despite the Federal Reserve’s interest rate reductions during the third quarter and first half of the fourth quarter, interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023 Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us.

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
A number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.
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
In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”), which the United States rejoined in 2021, with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues. Increased environmental regulation and the resulting regulatory compliance costs may also make it difficult for our portfolio companies to expand their businesses into non-U.S. countries, which could result in decreased capital resources and financial outlook for our portfolio companies.

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
The use of borrowings, also known as leverage, including through the issuance of senior securities that are debt or stock, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our Common Stock. If the value of our assets increases, leveraging would cause the NAV to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could affect our ability to make Common Stock distribution payments. Leverage is generally considered a speculative investment technique.

The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.3 billion in total assets, (ii) a weighted average cost of funds of 6.72%, (iii) $2.3 billion of debt outstanding (i.e. assumes that the $700.0 million principal amount of our unsecured notes sold and the full $1.6 billion available to us under our revolving credit facilities are outstanding at December 31, 2024) and (iv) $1.9 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions and Agreements—Borrowings” for further information regarding our Borrowings.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(30.82)%	(19.46)%	(8.11)%	3.25%	14.60%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2024 total assets of at least 3.57%.

RISKS RELATING TO OUR CORPORATE STRUCTURE, COMMON STOCK AND PREFERRED STOCK
Shares of our Common Stock will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, stockholders will have limited liquidity and may not receive a full return of their invested capital if they tender shares of our Common Stock.
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

Provisions of the Delaware General Corporation Law and of our certificate of incorporation and bylaws could deter takeover attempts.
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
In order to satisfy the Annual Distribution Requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our Common Stock instead of in cash, provided that stockholders have the right to elect to receive their distribution in cash. As long as a portion of such distribution is payable in cash (which portion can be as low as 20% based on certain rulings by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. If too many stockholders elect to receive their distributions in cash, each stockholder electing to receive his/her distribution in cash would receive a pro rata portion of his/her distribution in cash and the remaining portion of the distribution would be paid in shares of our Common Stock. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our Common Stock, and a stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.

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
In addition, disruptions in the capital markets caused by the rising interest rate environment and fears of a recession have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have an impact on our business and operations.

The U.S. capital markets have experienced volatility and disruption in recent years. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The federal government and the Federal Reserve, as well as foreign governments and central banks, have implemented, and may in the future implement, significant fiscal and monetary policies in response to these disruptions, and additional government and regulatory responses may be possible. These actions, future market disruptions and illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations and our ability to grow, and could have an impact on our operating results and the fair values of our debt and equity investments.

We believe that attractive investment opportunities may present themselves during this volatile period as in other periods of market volatility, and we may have opportunities to make investments at compelling values. However, periods of market disruption and instability may adversely affect our access to sufficient debt and equity capital in order to take advantage of attractive investment opportunities that are created during these periods. In addition, the debt capital that will be available in the future, if any, may be at a higher cost and on less favorable terms and conditions.

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

Additionally, the continuing trade dispute between the United States and China, pursuant to which both countries have, among other things, imposed tariffs on one another, has had an adverse economic effect on U.S. markets and international trade more broadly. This adverse economic effect is likely to become more pronounced if the dispute remains unresolved, which could have an adverse impact on our portfolio companies. For example, existing and any additional supply chain and other laws, regulations, or executive orders by either country that restrict or prohibit transactions or impose requirements or limitations on business could impair the ability of U.S.-based companies (in which we are likely to invest) to expand into markets in China and the ability of such companies’ to produce or obtain component parts necessary for production. Also, for the foreseeable future, the trade dispute (which may expand to other jurisdictions and products) will likely continue to be an ongoing source of instability, resulting in significant currency fluctuations, increased capital markets volatility, and other adverse effects on international markets, international trade agreements, and other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise), which could present similar and additional potential risks and consequences for us and our portfolio companies.

Uncertainty with respect to the financial stability of the United States could have a significant adverse effect on our business, financial condition and results of operations.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade of the U.S. long-term sovereign debt credit rating or a recession or economic slowdown in the U.S. In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted prior to reaching the debt ceiling and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by The Standard & Poor Financial Services LLC's Rating Service or other rating agencies, and the U.S. Government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.

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
Our business and operations could be affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our NAV.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of management and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and stockholder activism matters.
Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Stock. However, the effects might be adverse, which could impact our ability to pay distributions and cause stockholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our stockholders may not agree or for purposes other than those contemplated at the time of our offering.
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
President Trump’s election, coupled with Republican control of the Senate and the House of Representatives (albeit by narrow margins) could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous presidential administration. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
We are subject to risks related to corporate social responsibility.
There is increased public scrutiny related to sustainability activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering sustainability factors in our investment processes. Adverse incidents with respect to sustainability activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could affect our business and results of operations. Additionally, new regulatory initiatives related to sustainability could adversely affect our business. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.
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
Terrorist attacks, acts of war, global or regional conflicts (such as those in the Middle East and Eastern Europe), natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Future disruptions or instability in capital markets could impact our ability to raise capital, and have a material adverse effect on our business, financial condition, and results of operations.
From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital to us. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.
Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have an effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our consolidated financial statements for the applicable period, which could result in significant reductions to our NAV for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, complies with the threshold set forth in the 1940 Act (currently at least 150% immediately after such borrowing). Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our Common Stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, affect the value of our Common Stock and our ability to pay dividends and other distributions.
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

A cyber-incident is any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Adviser and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases, such attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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
Technological or other innovations and industry disruptions may negatively impact us.
Recent trends in the market generally, including technological developments in artificial intelligence, have disrupted the industry with technological or other innovations. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect us and/or our portfolio companies or alter the market practices that help frame our strategy. Any of these new approaches could effect our investments, significantly disrupt the market in which it operates and subject us to increased competition, which could affect our business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate.

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

Information Technology and Cybersecurity Risks
We have no employees and rely on the Adviser, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Amended and Restated Investment Advisory Agreement. Therefore, we rely heavily on Franklin Templeton’s information systems and its program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President and Chief Risk and Transformation Officer, has 30 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 13 years. In addition, the CISO provides regular briefings for our Board of Directors and senior officers of the Company on cybersecurity matters, including on threats, events, and program enhancements. The Chief Compliance Officer of the Company also provides periodic updates to our Board of Directors and senior officers of the Company on cybersecurity threats and material risks from cybersecurity threats with respect to the Company.
In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems the Adviser uses to provide services to us pursuant to the Amended and Restated Investment Advisory Agreement, Franklin Templeton’s cybersecurity team utilizes a regularly updated cybersecurity incident response plan that was developed based on, and is periodically benchmarked to, applicable third-party cybersecurity standards and frameworks. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is led by the CISO or their delegee. In addition, senior officers of the Company have implemented a Company policy that supplements the Franklin Templeton incident response plan with respect to cybersecurity incidents that have or may impact the Company, including by impacting the Adviser’s ability to provide services to the Company pursuant to the Amended and Restated Investment Advisory Agreement. Pursuant to this policy, the Adviser and Franklin Templeton are required to notify and update the Company’s senior officers and our Audit Committee with respect to certain matters related to cybersecurity incidents specified under the policy.
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

We recognize that third parties that provide information systems used by the Adviser to provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third party risk, Franklin Templeton requires third party vendors to comply with our confidentiality, security, and privacy requirements. All third party vendors must complete a cyber incident reporting questionnaire to ensure timely notification of any potential cybersecurity breaches. Third-party vendors are also subject to additional diligence requirements.

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

Detection and Analysis

Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a comprehensive threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event and assessing the severity of the event and sensitivity of any compromised data.

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

Franklin Templeton has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts.

Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, make adjustments as appropriate and report to our senior management and Audit Committee on these matters.

Cybersecurity Risks

As of December 31, 2024, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. We and our Adviser routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachments to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. Although the Adviser and Franklin Templeton, on our behalf, make efforts to maintain the security and integrity of the information technology systems the Adviser uses on our behalf, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them are subject to the risk of a security incident or disruption, and there can be no assurances regarding our security efforts and measures or those of our third party providers. See “Item 1A.–Risk Factors– Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at One Madison Avenue, Suite 1600, New York, NY 10010. We believe that our current office facilities are adequate for our business as we intend to conduct it.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2024, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2024:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock, par value $0.001 per share	450,000,000	135,487,595
Series A Convertible Preferred Stock, par value $0.001 per share	50,000,000	77,500
As of December 31, 2024, we had issued 135.5 million shares of Common Stock for net proceeds of $2.0 billion, including the shares purchased by affiliates and shares issued under our distribution reinvestment plan (the “DRIP”). We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of December 31, 2024, we had 37,465 and 4 record holders of our Common Stock and Series A Preferred Stock, respectively.
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
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2024, 2023, and 2022, no portion of our distributions were characterized as return of capital for tax purposes, respectively.
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2024, 77.8% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of December 31, 2024, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of December 31, 2024, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

On January 24, 2024, we consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Lending Corporation, a Maryland corporation (“FBLC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and our direct wholly-owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. In connection therewith, Merger Sub merged with and into FBLC (the “Merger”), with FBLC continuing as the surviving company and as our wholly-owned subsidiary, followed by FBLC merging with and into us (together with the Merger, the “Mergers”), and with us continuing as the surviving company. See Note 19 - Merger with FBLC for further information regarding the Mergers.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At December 31, 2024:
Investment Portfolio	$3,966,075
Net assets attributable to common stock	1,910,377
Debt (net of deferred financing costs)	2,054,738
Secured borrowings	30,758
Net asset value per share attributable to common stock	14.10

Portfolio Activity for the Year Ended December 31, 2024:
Purchases during the year (1)	1,102,120
Sales, repayments, and other exits during the year	651,176
Number of portfolio companies at end of year	144

Operating Results for the Year Ended December 31, 2024:
Net investment income (loss) per share	1.47
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.70
Net investment income (loss)	188,389
Net realized and unrealized gain (loss)	(99,126)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	81,989
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

During the year ended December 31, 2024, we made $1.1 billion of investments in new portfolio companies and had $651.2 million in aggregate amount of sales and repayments, resulting in net investments of $450.9 million for the period, excluding any impact from the Mergers. The total portfolio of debt investments at fair value consisted of 94.9% bearing variable interest rates and 5.1% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2024 was as follows:

	December 31, 2024
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	74.7%	10.5%
Senior Secured Second Lien Debt	3.1	15.3
Subordinated Debt	5.0	11.9
Debt Subtotal	82.8%	10.8%
Collateralized Securities (3)	0.3	14.6
Equity/Other (4)	6.7	8.9
FBLC Senior Loan Fund LLC (4)	10.2	9.0
Total	100.0%	10.5%
(1) As of December 31, 2024, FBLC Senior Loan Fund, LLC's holdings consisted of 93.0% senior secured debt, of which 91.4% represented senior secured first lien debt. As of December 31, 2024, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.2% and 1.9% of our total portfolio, respectively. As of December 31, 2024, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.5% and 3.0% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of December 31, 2024 would be as follows:

December 31, 2024
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.7%
Senior Secured Second Lien Debt	3.1
Senior Secured - Subtotal	95.8%
Subordinated Debt	1.0
Collateralized Securities	1.4
Equity/Other	1.8
Total	100.0%
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
(3) Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with Accounting Standards Codification ("ASC") Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).
(4) Weighted average current yield for Equity/Other may be based on actual or annualized income, where applicable.
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
(1) As of December 31, 2023, we held investments in Post Road consisting of subordinated debt and equity, which represented 4.7% and 4.3% of our total portfolio, respectively. Post Road’s primary business involves equipment finance transactions secured by mission-critical equipment of middle market companies. If we were to treat the investments in Post Road as senior secured first lien investments, given the underlying business of this portfolio company, then our portfolio composition as of December 31, 2023 would be as follows:

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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations or slightly below, no near term covenant breaches or losses expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing below expectations with potential for covenant breach or loss. Trends and risk factors show some deterioration.

4	Performing materially below expectations with risk of covenant breach and interest loss.

5	Performing materially below expectations with risk of covenant breach, interest loss and principal loss/default.

The weighted average risk rating of our investments based on fair value was 2.2 and 2.3 as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we had eight portfolio companies on non-accrual with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, we had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers whereby we acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans and, to a lesser extent, may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. As of December 31, 2024, we and CCLF owned 84.0% and 16.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of December 31, 2024, our investment in SLF consisted of equity contributions of $404.9 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of December 31, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	December 31, 2024	December 31, 2023
Total assets	$1,151,336	$946,605
Total investments (1)	$1,103,160	$877,688
Weighted Average Current Yield for Total Portfolio (2)	9.1%	11.0%
Number of Portfolio companies in SLF	210	172
Largest portfolio company investment (1)	$17,223	$19,838
Total of five largest portfolio company investments (1)	$72,582	$82,467
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	December 31,	December 31,
	2024	2023
ASSETS
Investments, at fair value (amortized cost of $1,116,992 and $908,094, respectively)	$1,103,160	$877,688
Cash and other assets	48,176	68,917
Total assets	$1,151,336	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,469 and $1,695, respectively)	$588,531	$481,805
Secured borrowings	4,599	39,959
Other liabilities	57,568	45,124
Total Liabilities	$650,698	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$500,638	$379,717

Total liabilities and members’ capital	$1,151,336	$946,605

Selected Statements of Operations Information	For the years ended December 31,
	2024	2023	2022
Investment income:
Total investment income	$102,587	$96,017	$69,988

Operating expenses:
Interest and credit facility financing expenses	42,265	41,603	24,003
Other expenses	2,482	2,404	2,498
Total expenses	44,747	44,007	26,501

Net investment income	57,840	52,010	43,487

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	2,120	26,781	(75,053)

Net increase (decrease) in members’ capital resulting from operations	$59,960	$78,791	$(31,566)

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
•management and incentive fees payable pursuant to the Amended and Restated Investment Advisory Agreement; fees payable to third parties, including agents, consultants and other advisors, relating to, or associated with, making investments, and, if necessary, enforcing its rights, and valuing investments (including third-party valuation firms);
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
Our operating results for the years ended December 31, 2024, 2023, and 2022 were as follows (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Total investment income	$413,277	$94,685	$56,744
Expenses, net of incentive fee waiver	223,879	40,776	24,603
Income tax expense, including excise tax	1,009	334	671
Net investment income (loss)	$188,389	$53,575	$31,470
Our operating results for the years ended December 31, 2023 and 2022 were prior to the Mergers.
Investment Income

Investment income increased from $94.7 million for the year ended December 31, 2023 to $413.3 million for the year ended December 31, 2024. The increase is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $2.8 billion of FBLC’s investments at fair value on January 24, 2024. As a result of the Mergers, our investment portfolio at amortized cost increased to $4.1 billion as of December 31, 2024 from $769.0 million as of December 31, 2023. PIK income from investments also increased from $3.2 million for the year ended December 31, 2023 to $22.9 million for the year ended December 31, 2024. Fee and other income, included within total investment income, decreased from $1.8 million for the year ended December 31, 2023 to $1.1 million for the year ended December 31, 2024, primarily due to a decrease in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Investment income increased from $56.7 million for the year ended December 31, 2022 to $94.7 million for the year ended December 31, 2023. The increase is primarily driven by the increase in rising base rates on our variable debt, which is 98.0% of our portfolio as of December 31, 2023, as well as deployment of $51.0 million of capital commitments slightly offset by a decrease in our portfolio due to repayment activity. As of December 31, 2023, the weighted average yield of our investment portfolio was 12.0% increased from 10.8% as of December 31, 2022. Our investment portfolio at amortized cost decreased to $769.0 million for the year ended December 31, 2023 from $788.2 million for the year ended December 31, 2022. PIK income from investments increased from $2.0 million for the year ended December 31, 2022 to $3.2 million for the year ended December 31, 2023. Fee and other income, included within total investment income, increased from $1.6 million for the year ended December 31, 2022 to $1.8 million for the year ended December 31, 2023, primarily due to an increase in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2024, 2023, and 2022 were as follows (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Management fees	$54,092	$4,187	$3,378
Incentive fee on income	35,951	7,704	4,720
Incentive fee on capital gains	—	—	(409)
Interest and debt fees	117,449	31,149	17,467
Professional fees	7,545	2,050	1,738
Other general and administrative	6,828	2,073	1,205
Amortization of common stock offering costs	—	—	16
Administrative services	917	302	226
Directors' fees	1,097	1,015	573
Incentive fee waiver	—	(7,704)	(4,311)
Expenses, net of incentive fee waiver	$223,879	$40,776	$24,603

Our operating expenses for the years ended December 31, 2023 and 2022 were prior to the Mergers.
Management Fees

Management Fees increased from $4.2 million for the year ended December 31, 2023 to $54.1 million for the year ended December 31, 2024. The increase in Management Fees from December 31, 2023 to December 31, 2024 was driven by an increase in our asset base due to the Mergers with FBLC. Total assets increased from $831.7 million as of December 31, 2023 to $4.2 billion as of December 31, 2024.
Management Fees increased from $3.4 million for the year ended December 31, 2022 to $4.2 million for the year ended December 31, 2023. The increase in Management Fees from December 31, 2022 to December 31, 2023 was driven by an increase in the size of total assets. Total assets increased from $816.2 million as of December 31, 2022 to $831.7 million as of December 31, 2023.
Incentive Fees
Incentive Fees increased from $7.7 million (all of which were waived by the Adviser) for the year ended December 31, 2023 to $36.0 million for the year ended December 31, 2024. The increase in Incentive Fees from December 31, 2023 to December 31, 2024 was driven by an increase in pre-incentive fee net investment income due to the Mergers with FBLC and the expiration of the incentive fee waiver.
Incentive Fees increased from $4.3 million (all of which were waived by the Adviser) for the year ended December 31, 2022 to $7.7 million (all of which were waived by the Adviser) for the year ended December 31, 2023. The increase in Incentive Fees from December 31, 2022 to December 31, 2023 was driven by an increase in pre-incentive net investment income due to the increase in the size of the portfolio.

Interest and Debt Fees

Interest and Debt Fees increased from $31.1 million for the year ended December 31, 2023 to $117.4 million for the year ended December 31, 2024. The increase from December 31, 2023 to December 31, 2024 was primarily driven by the Mergers with FBLC, which resulted in the acquisition of $1.2 billion of FBLC’s debt on January 24, 2024 as well as the issuance of our 2029 Notes (as defined below). The average daily debt outstanding for facility borrowings and unsecured notes for the year ended December 31, 2023 was $0.3 billion compared to $1.6 billion for the year ended December 31, 2024. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the year ended December 31, 2024 and 2023 were 6.72% and 7.76%, respectively.
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
Professional Fees and Other General and Administrative Expenses
Professional fees and other general and administrative expenses increased from $4.1 million for the year ended December 31, 2023 to $14.4 million for the year ended December 31, 2024. The increase in professional fees and other general and administrative expenses from December 31, 2023 to December 31, 2024 was primarily driven by an increase in costs associated with servicing a larger investment portfolio due to the Mergers with FBLC.

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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2024, 2023, and 2022 were as follows (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Net realized gain (loss)
Control Investments	$(8)	$—	$—
Affiliate Investments	565	—	—
Non-affiliate investments	(23,382)	496	467
Net realized loss on extinguishment of debt	—	(1,483)	—
Total net realized gain (loss)	$(22,825)	$(987)	$467

Net change in unrealized appreciation (depreciation) on investments
Control investments	$(14,734)	$8	$43
Affiliate Investments	(2,127)	—	—
Non-affiliate investments	(57,352)	(7,049)	(8,000)
Net change in deferred taxes	(2,088)	(768)	(780)
Total net change in unrealized appreciation (depreciation) on investments	$(76,301)	$(7,809)	$(8,737)
Net realized and unrealized gain (loss)	$(99,126)	$(8,796)	$(8,270)
Our net realized gain (loss) and net change in unrealized appreciate (depreciation) on investments for the years ended December 31, 2023 and 2022 were prior to the Mergers.

Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the year ended December 31, 2024, we recorded a net realized loss of $22.8 million. The net realized loss for was primarily driven by the restructuring of the first lien debt investments of Pluralsight, LLC in August 2024 which resulted in a realized loss of $19.1 million partially offset by an unrealized gain.

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

For the year ended December 31, 2024, we recorded unrealized appreciation of $31.4 million on 160 portfolio company investments which was offset by $105.6 million of unrealized depreciation on 183 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. Additionally, $2.1 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

For the year ended December 31, 2023, we recorded unrealized appreciation of $5.8 million on 81 portfolio company investments which was offset by $12.8 million of unrealized depreciation on 84 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. Additionally, $0.8 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by market volatility during 2023.
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
As a supplement to our financial results reported in accordance with U.S. GAAP, we have provided, as detailed below, certain non-GAAP financial measures to our operating results that exclude the aforementioned purchase premium and the ongoing amortization thereof, as determined in accordance with U.S. GAAP. The non-GAAP financial measures include (i) adjusted net investment income after taxes; and (ii) adjusted net realized and unrealized gains (losses). We believe that the adjustment to exclude the full effect of the purchase premium is meaningful because it is a measure that we and investors use to assess our financial condition and results of operations. Although these non-GAAP financial measures are intended to enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered as an alternative to U.S. GAAP. The aforementioned non-GAAP financial measures may not be comparable to similar non-GAAP financial measures used by other companies.

Non-GAAP Supplemental Disclosure:	For the years ended December 31,
	2024	2023	2022
Net investment income (loss)	$188,389	$53,575	$31,470
Less: purchase premium and other cost adjustments (1)	(12,687)	—	—
Adjusted net investment income after taxes	$175,702	$53,575	$31,470

Net realized and unrealized gains (losses)	$(99,126)	$(8,796)	$(8,270)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	36,049	—	—
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(23,362)	—	—
Adjusted net realized and unrealized gains (losses)	$(86,439)	$(8,796)	$(8,270)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the period 1/24/2024 to 12/31/2024.

Our non-GAAP supplemental disclosure for the years ended December 31, 2023 and 2022 were prior to the Mergers.

Recent Developments
JPM Revolver Facility Amendment

On January 16, 2025, we amended and restated our JPM Revolver Facility (as defined below), with the lenders parties thereto, JPMorgan, as administrative agent and as collateral agent, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan, Sumitomo and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers (such second amended and restated agreement, the “Second A&R Credit Facility”).

The Second A&R Credit Facility, among other things, increases the aggregate amount of the lenders’ commitments to $780.0 million and includes an accordion provision to permit increases to the aggregate amount to an amount of up to $1.17 billion, extends the period for borrowings under the Second A&R Credit Facility through January 16, 2029 and extends the maturity date for any amounts borrowed under the Second A&R Credit Facility to January 16, 2030. The other material terms were unchanged. We agreed to pay administrative agent fees and incurred other customary costs and expenses in connection with the Second A&R Credit Facility.

Distribution Declarations

On March 10, 2025, our Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around March 18, 2025 to stockholders of record as of March 10, 2025.

On March 10, 2025, our Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around March 18, 2025 to stockholders of record as of March 10, 2025.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of December 31, 2024, we had issued 135.5 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of December 31, 2023, we had issued 26.1 million shares of our Common Stock for net proceeds of $395.9 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of December 31, 2024, we had $130.8 million of cash. For the year ended December 31, 2024, net cash used in operating activities was $210.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2024 was primarily a result of purchases of investments of $1.1 billion, offset by sales and repayments of investments of $651.2 million as well as cash received in the Mergers of $58.5 million. As of December 31, 2023, we had $55.2 million of cash. For the year ended December 31, 2023, net cash provided by operating activities was $66.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the year ended December 31, 2023 was primarily a result of purchases of investments of $77.0 million, partially offset by sales and repayments of investments of $101.7 million.

Net cash provided by financing activities of $285.8 million during the year ended December 31, 2024 primarily related to payments on debt of $1.1 billion, payments of financing costs of $7.6 million, common stockholder distributions of $111.9 million, preferred stockholder distributions of $7.3 million, and repurchases of common stock of $43.0 million partially offset by proceeds from debt of $1.6 billion and proceeds from issuance of shares of common stock of $0.9 million. Net cash used in financing activities of $37.1 million during the year ended December 31, 2023 primarily related to payments on debt of $443.9 million, repayments on short-term borrowings of $89.4 million, common stockholder distributions of $31.2 million, and preferred stockholder distributions of $7.6 million partially offset by proceeds from issuance of shares of common stock of $9.9 million, proceeds from issuance of shares of preferred stock of $41.4 million, proceeds from debt of $384.0 million, proceeds from short-term borrowings of $68.6 million, and proceeds from secured borrowings of $33.3 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of December 31, 2024, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of December 31, 2024, our asset coverage ratio was 189%.
As of December 31, 2024, we had $240.1 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of December 31, 2023, we had $78.0 million of availability under the JPM Credit Facility (subject to borrowing base availability), and had approximately $0.9 million of uncalled capital commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations for the next 12 months.

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
Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on December 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to U.S. federal income corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions. See “Item 1. Business – Certain U.S. Federal Income Tax Considerations.”

Distributions
The amount of each distribution is subject to the discretion of our Board of Directors and applicable legal restrictions related to the payment of distributions. We calculate each stockholder’s specific distribution amount for the quarter using record and declaration dates.

The table shows the components of the distributions we have declared and/or paid to common stockholders for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Distributions declared	$144,981	$43,574	$27,309
Distributions paid	$144,994	$43,594	$27,276
Portion of distributions paid in cash	$111,888	$31,155	$19,203
Portion of distributions paid in DRIP shares	$33,106	$12,439	$8,073

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	For the years ended December 31,
	2024	2023	2022
Distributions declared	$7,256	$7,615	$1,367
Distributions paid	$7,256	$7,615	$1,367
Portion of distributions paid in cash	$7,256	$7,615	$1,367
Portion of distributions paid in DRIP shares	$—	$—	$—

Our components of the distributions for the years ended December 31, 2023 and 2022 were prior to the Mergers.
We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2024, 2023, and 2022, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our fiscal year ended December 31, 2024 are reported to stockholders shortly after the end of the calendar year 2024 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2024, 2023, and 2022, we incurred $3.1 million, $1.2 million, and $0.8 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.

Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted the Company exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside with the Affiliated Funds in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the Order. Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company’s stockholders and do not involve overreaching in respect of the Company or the Company’s stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of December 31, 2024, the aggregate principal amount outstanding of the senior securities issued by us was $2.1 billion and our asset coverage was 189%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

JPM Credit Facility
On October 4, 2023, we refinanced the MS Credit Facility with a $400.0 million credit facility with FBCC Jupiter Funding, LLC, a wholly-owned, consolidated special purpose financing subsidiary of us, as borrower (“Jupiter Funding”), the Adviser, as portfolio manager, the lenders party thereto, U.S. Bank National Association, as securities intermediary, U.S. Bank Trust Company, National Association as collateral administrator and collateral agent, and JPMorgan Chase Bank, National Association, as administrative agent (the “JPM Credit Facility”). The JPM Credit Facility provides for borrowings through October 4, 2026, and any amounts borrowed under the JPM Credit Facility will mature on October 4, 2027. Borrowings under the JPM Credit Facility bore interest at a benchmark rate, currently SOFR, plus a margin of 2.75% per annum, which was inclusive of an administrative agent fee. Interest is payable quarterly in arrears. Jupiter Funding was subject to a non-usage fee of 0.75%, which was inclusive of the administrative agent fee, to the extent the commitments available under the JPM Credit Facility have not been borrowed. Jupiter Funding paid an upfront fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.
On December 27, 2024, Jupiter Funding entered into the First Amendment to Loan and Security Agreement (the “First Amendment”), which amends the JPM Credit Facility, by and among Jupiter Funding, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

The First Amendment, among other things, (i) extends the Reinvestment Period from October 2026 to October 2028, (ii) increases the commitment increase option from total Financing Commitments of up to $800.0 million to total Financing Commitments of up to $1,050.0 million, (iii) increases the Facility Commitments from $400.0 million to $800.0 million, (iv) extends the Scheduled Termination Date from October 2027 to October 2029, (v) reduces the Applicable Margin from 2.55% to 2.25%, and (vi) removes the administrative agent fee.

On December 27, 2024, concurrent with the closing of the First Amendment, FBLC 57th Street Funding LLC (formerly known as BDCA 57th Street Funding, LLC, “57th Street”), a wholly-owned subsidiary of the Company, merged with and into Jupiter Funding (the “Credit Facility Merger”) pursuant to an Agreement and Plan of Merger, dated as of December 27, 2024 (the “Merger Agreement”), by and between FBCC Jupiter and 57th Street, with Jupiter Funding surviving the Credit Facility Merger.

Upon consummation of the Credit Facility Merger, the Amended and Restated Loan and Security Agreement, dated as of April 21, 2021, as amended, among 57th Street, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, was terminated and all outstanding obligations were assumed into Jupiter Funding.
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
On October 22, 2024, we priced an offering of an additional $100.0 million aggregate principal amount of our 2029 Notes in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The 2029 Notes are an additional issuance of, and form a single series with, the previously issued $300.0 million aggregate principal amount of 2029 Notes on May 6, 2024, increasing the outstanding aggregate principal amount of the series to $400.0 million. The 2029 Notes will mature on June 15, 2029, and may be redeemed in whole or in part at our option at any time or from time to time at the redemption prices set forth in the Third Supplemental Indenture. The offering closed on October 29, 2024.
Secured Borrowings
On August 21, 2023, we entered into a total return swap (“TRS”) with Nomura Global Financial Products Inc. (“Nomura”). A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. We pay interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. On April 24, 2024, the rate was amended to three-month SOFR plus 2.80% per annum. Upon the termination or repayment of any loan under the TRS, we will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS was February 17, 2025. We may terminate the TRS prior to February 17, 2025 upon the occurrence of certain events but in certain circumstances may be required to pay certain termination fees. On February 17, 2025, we amended the contract and extended the scheduled termination date to April 21, 2025.

As of December 31, 2024, all total return swaps on the Nomura TRS were entered into contemporaneously with our sale of their reference assets. Due to our continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on our consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on our consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on our consolidated statements of assets and liabilities.

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
See Note 5 - Borrowings to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of our borrowings.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2024 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$625,669	$—	$—	$625,669	$—
JPM Revolver Facility (2)	439,216	—	—	439,216	—
Wells Fargo Credit Facility (3)	300,000	—	—	300,000	—
2026 Notes	300,000	—	300,000	—	—
2029 Notes	398,400	—	—	398,400	—
Secured Borrowings	30,758	30,758	—	—	—
Total	$2,094,043	$30,758	$300,000	$1,763,285	$—
—–—–—–—–—–
(1) As of December 31, 2024, we had $174.3 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of December 31, 2024, we had $65.8 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(3) As of December 31, 2024, we had no unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2024, we had unfunded commitments on delayed draw term loans of $241.0 million, unfunded commitments on revolver term loans of $207.9 million, and unfunded commitments on term loans of $0.6 million. As of December 31, 2023, we had unfunded commitments on delayed draw term loans of $34.3 million and unfunded commitments on revolver term loans of $42.2 million. We maintain sufficient cash on hand, and available borrowings to fund such unfunded commitments. Please refer to Note 7 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates. Our critical accounting estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors.”
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
As of December 31, 2024, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.14% and a fixed rate debt, bearing a weighted average interest rate of 5.50% with a total carrying value (net of deferred financing costs) of $2.1 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 431 Basis Points	$(76,879)
(-) 200 Basis Points	$(35,715)
(-) 100 Basis Points	$(17,858)
(-) 50 Basis Points	$(8,929)
(+) 50 Basis Points	$8,929
(+) 100 Basis Points	$17,858
(+) 200 Basis Points	$35,715

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics for Senior Officers (the Company’s principal executive officer, principal financial officer and principal accounting officer). Our Code of Ethics for Senior Officers is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding waivers of provisions of our Code of Ethics for Senior Officers on our website (https://fbccbdc.com/governance/governance-documents/default.aspx).

Our Code of Ethics for Senior Officers operates in conjunction with our Adviser’s Code of Ethics, and our code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions.

Except for the foregoing information regarding our Code of Ethics for Senior Officers, the information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
a.Financial Statements
See the Index to the Financial Statements at page F-1 of this report.
b.Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger among Franklin BSP Capital Corporation, Franklin BSP Lending Corporation, Franklin BSP Merger Sub, Inc. and Franklin BSP Capital Adviser, L.L.C. (for the limited purposes set forth therein), dated as of October 2, 2023 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 6, 2023).

3.1	Certificate of Incorporation (filed herewith).

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K, filed on March 17, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 29, 2021).

4.2
Indenture, dated as of March 29, 2021, by and between FBLC, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to FBLC’s Current Report on Form 8-K filed on March 30, 2021).

4.3
Second Supplemental Indenture, dated as of January 24, 2024, relating to the 3.25% Notes due 2026, by and between the Company, as successor to Franklin BSP Lending Corporation, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 15, 2024).

4.4
Third Supplemental Indenture, dated as of May 6, 2024, relating to the 7.200% Notes due 2029, by and between the Company, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

4.5	Form of 7.200% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

4.6
Registration Rights Agreement, dated as of May 6, 2024, by and among the Company, J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

4.7
Registration Rights Agreement, dated as of October 29, 2024, by and among the Company, J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as the representatives of the initial purchasers (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2024).

10.1	Amended and Restated Investment Advisory Agreement, dated as of January 24, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 24, 2024).

10.2	Form of Administration Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on September 23, 2020).

10.3	Form of Custody Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on September 23, 2020).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on September 23, 2020).

10.5	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 10.6 to the Company’s Pre-Effective Amendment No. 1 to Registration Statement on Form 10 filed on November 18, 2020).

10.6	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on September 23, 2020).

10.7	Form of Subscription Agreement for Series A Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2021).

10.8
Amendment No. 3 to Loan and Servicing Agreement and Consent, dated August 25, 2023, by and among the Company, as successor to Franklin BSP Lending Corporation, FBLC Funding I, LLC, each of the lenders form time to time party thereto, Wells Fargo Bank, National Association, U.S. Bank Trust Company, National Association, and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to FBLC's Quarterly Report on Form 10-Q, filed on November 13, 2023).

10.9
Fourth Amendment to Loan and Servicing Agreement, dated as of August 30, 2024, by and among FBLC Funding I, LLC, as the borrower, the Company, as the collateral manager, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, as collateral custodian, U.S. Bank Trust Company, National Association as collateral agent and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2024).

10.10
Second Amendment to Amended and Restated Loan and Security Agreement, dated September 15, 2023, by and among the Company, as successor to Franklin BSP Lending Corporation, FBLC 57th Street Funding, LLC, JPMorgan Chase Bank, National Association, U.S. Bank Trust Company, National Association and U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to FBLC's Quarterly Report on Form 10-Q, filed on November 13, 2023).

10.11
Loan and Security Agreement dated as of October 4, 2023 by and among FBCC Jupiter Funding, LLC, the lenders party thereto, JPMorgan Chase Bank, National Association as administrative agent, the collateral administrator, collateral agent and securities intermediary party thereto, and Franklin BSP Capital Adviser, LLC as portfolio manager (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 15, 2024).

10.12
First Amendment to Loan and Security Agreement, dated as of December 27, 2024, by and among FBCC Jupiter Funding, LLC, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2025).

10.13
Amended and Restated Senior Secured Credit Agreement, dated as of December 8, 2023, among the Company, as successor to FBLC, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as syndication agents, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as Joint Bookrunner and Joint Lead Arrangers (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 15, 2024).

19.1	Insider Trading Policies and Procedures (included in the Company’s Code of Business Conduct and Ethics) (filed herewith).

21	Subsidiaries of the Registrant (filed herewith).

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

99.1	Audited Financial Statements of FBLC Senior Loan Fund, LLC and Subsidiaries for the Year Ended December 31, 2024 (filed herewith).

99.2
Audited Financial Statements of FBLC Senior Loan Fund, LLC and Subsidiaries for the Year Ended December 31, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2024).

99.3
Audited Financial Statements of FBLC Senior Loan Fund, LLC and Subsidiaries for the Year Ended December 31, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 15, 2024).

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of March 2025.

FRANKLIN BSP CAPITAL CORPORATION

By:
/s/ Richard J. Byrne
Name: Richard J. Byrne

Title: Chief Executive Officer and Chairman of the Board of Directors

* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2025

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2025

/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 14, 2025

/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 14, 2025

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 14, 2025

/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 14, 2025

/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 14, 2025

Franklin BSP Capital Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Franklin BSP Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Franklin BSP Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, brokers and others; when replies were not received from brokers and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 14, 2025

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	December 31,	December 31,
	2024	2023
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $800,240 and $68,050, respectively)	$785,556	$68,100
Affiliate Investments, at fair value (amortized cost of $37,723 and $0, respectively)	35,596	—
Non-Affiliate Investments, at fair value (amortized cost of $3,215,215 and $700,985, respectively)	3,144,923	688,045
Investments, at fair value (amortized cost of $4,053,178 and $769,035, respectively)	3,966,075	756,145
Cash and cash equivalents	119,096	48,541
Restricted cash	11,664	6,681
Interest and dividends receivable	52,467	8,166
Receivable for unsettled trades	5,090	422
Prepaid expenses and other assets	6,916	3,396
Due from broker	7,690	8,336
Total assets	$4,168,998	$831,687

Liabilities:
Debt (net of deferred financing costs of $8,547 and $2,082, respectively)	$2,054,738	$319,918
Secured borrowings	30,758	33,344
Stockholder distributions payable	—	13
Management fees payable	15,181	1,066
Incentive fees on income payable	9,017	—
Accounts payable and accrued expenses	27,761	4,167
Payable for unsettled trades	23,995	—
Interest and debt fees payable	18,237	6,936
Directors' fees payable	16	175
Other liabilities	1,502	551
Total liabilities	2,181,205	366,170
Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	77,416	77,398
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 135,487,595 issued and outstanding at December 31, 2024, and 26,080,389 issued and outstanding at December 31, 2023	135	26
Additional paid in capital	2,517,890	400,332
Total distributable earnings (loss)	(607,648)	(12,239)
Total net assets attributable to common stock	1,910,377	388,119
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,168,998	$831,687

Net asset value per share attributable to common stock	$14.10	$14.88

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Investment income:
From control investments:
Interest income	$30,848	$4,435	$2,899
Dividend income	53,880	2,700	2,698
Fee and other income	—	7	3
Total investment income from control investments	84,728	7,142	5,600
From affiliate investments:
Interest income	3,924	—	4
Dividend income	700	—	—
Payment-in-kind income	1,189	—	—
Fee and other income	1	—	—
Total investment income from affiliate investments	5,814	—	4
From non-affiliate investments:
Interest income	295,421	80,696	47,282
Dividend income	219	134	67
Payment-in-kind income	21,722	3,202	2,042
Fee and other income	1,050	1,782	1,561
Total investment income from non-affiliate investments	318,412	85,814	50,952
Interest from cash and cash equivalents	4,323	1,729	188
Total investment income	413,277	94,685	56,744
Operating expenses:
Management fees	54,092	4,187	3,378
Incentive fee on income	35,951	7,704	4,720
Incentive fee on capital gains	—	—	(409)
Interest and debt fees	117,449	31,149	17,467
Professional fees	7,545	2,050	1,738
Other general and administrative	6,828	2,073	1,205
Amortization of common stock offering costs	—	—	16
Administrative services	917	302	226
Directors' fees	1,097	1,015	573
Total expenses before incentive fee waiver	223,879	48,480	28,914
Incentive fee waiver	—	(7,704)	(4,311)
Expenses, net of incentive fee waiver	223,879	40,776	24,603
Net investment income (loss) before income taxes	189,398	53,909	32,141
Income tax expense, including excise tax	1,009	334	671
Net investment income (loss)	188,389	53,575	31,470
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(8)	—	—
Affiliate investments	565	—	—
Non-affiliate investments	(23,382)	496	467
Net realized loss on extinguishment of debt	—	(1,483)	—
Total net realized gain (loss)	(22,825)	(987)	467
Net change in unrealized appreciation (depreciation) on investments
Control investments	(14,734)	8	43
Affiliate investments	(2,127)	—	—
Non-affiliate investments	(57,352)	(7,049)	(8,000)
Net change in deferred taxes	(2,088)	(768)	(780)
Total net change in unrealized appreciation (depreciation) on investments	(76,301)	(7,809)	(8,737)
Net realized and unrealized gain (loss)	(99,126)	(8,796)	(8,270)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$89,263	$44,779	$23,200
Accretion to redemption value of Series A redeemable convertible preferred stock	(18)	(17)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	(7,256)	(7,615)	(1,367)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$81,989	$37,147	$21,830

Per share information
Net investment income (loss)	$1.47	$2.11	$1.68
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.70	$1.77	$1.24
Basic and diluted earnings (loss) per share	$0.64	$1.41	$1.12
Weighted average common shares outstanding	128,075,163	25,464,652	18,679,387

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Operations:
Net investment income (loss)	$188,389	$53,575	$31,470
Net realized gain (loss) from investments	(22,825)	(987)	467
Net change in unrealized appreciation (depreciation) on investments	(74,213)	(7,041)	(7,957)
Net change in deferred taxes	(2,088)	(768)	(780)
Accretion to redemption value of Series A redeemable convertible preferred stock	(18)	(17)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	(7,256)	(7,615)	(1,367)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	81,989	37,147	21,830
Stockholder distributions:
Common stockholder distributions	(144,981)	(43,574)	(27,309)
Net decrease in net assets attributable to common stock from stockholder distributions	(144,981)	(43,574)	(27,309)
Capital share transactions:
Issuance of common stock, net of issuance costs	900	9,686	133,854
Issuance of common stock in connection with the Mergers	1,594,261	—	—
Reinvestment of common stockholder distributions	33,106	12,439	8,073
Repurchases of common stock	(43,017)	—	—
Net increase in net assets attributable to common stock from capital share transactions	1,585,250	22,125	141,927
Total increase (decrease) in net assets attributable to common stock	1,522,258	15,698	136,448
Net assets at beginning of period attributable to common stock	388,119	372,421	235,973
Net assets at end of period attributable to common stock	$1,910,377	$388,119	$372,421

Net asset value per share attributable to common stock	$14.10	$14.88	$15.13
Common shares outstanding at end of period	135,487,595	26,080,389	24,609,132

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$89,263	$44,779	$23,200
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(22,911)	(3,202)	(2,042)
Net accretion of discount on investments	(21,509)	(1,760)	(1,199)
Amortization of deferred financing costs	1,307	1,031	1,189
Amortization of deferred offering costs	—	—	27
Amortization of discount on unsecured notes	421	—	—
Amortization of premium on unsecured notes	(49)	—	—
Accretion of redemption value of Series A redeemable convertible preferred stock	—	—	(3)
Sales and repayments of investments	651,176	101,707	58,562
Purchases of investments	(1,102,120)	(77,021)	(327,891)
Net realized (gain) loss from investments	22,825	(496)	(467)
Extinguishment of debt	—	1,483	—
Net change in unrealized (appreciation) depreciation on investments	74,213	7,041	7,957
(Increase) decrease in operating assets:
Interest and dividend receivable	(3,277)	(1,722)	(4,120)
Receivable for unsettled trades	(3,178)	291	(547)
Prepaid expenses and other assets	2,552	(3,324)	2
Due from broker	647	(8,336)	—
Cash received in the Mergers	58,478	—	—
(Increase) decrease in operating liabilities:
Management fees payable	11,439	59	481
Incentive fee on income payable	5,886	—	—
Accounts payable and accrued expenses	(3,297)	1,584	322
Payable for unsettled trades	23,995	—	(15,226)
Interest and debt fees payable	3,321	5,529	933
Directors' fees payable	(410)	158	17
Other liabilities	945	(1,699)	(708)
Net cash provided by (used in) operating activities	(210,283)	66,102	(259,513)

Financing activities
Proceeds from secured borrowings	—	33,344	—
Proceeds from issuance of shares of common stock	900	9,922	142,020
Proceeds from issuance of shares of preferred stock	—	41,353	31,101
Repurchase of common stock	(43,017)	—	—
Proceeds from debt	1,578,697	384,000	242,500
Payments on debt	(1,123,974)	(443,900)	(100,500)
Proceeds from short-term borrowings	—	68,583	189,060
Repayments on short-term borrowings	—	(89,375)	(209,570)
Payments of financing costs	(7,641)	(2,276)	(1,149)
Common stockholder distributions	(111,888)	(31,155)	(19,203)
Preferred stockholder distributions	(7,256)	(7,615)	(1,367)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Net cash provided by (used in) financing activities	285,821	(37,119)	272,892
Net increase (decrease) in cash, cash equivalents and restricted cash	75,538	28,983	13,379
Cash, cash equivalents and restricted cash, beginning of period	55,222	26,239	12,860
Cash, cash equivalents and restricted cash, end of period	$130,760	$55,222	$26,239

	For the years ended December 31,
Supplemental and non-cash activities:	2024	2023	2022
Non-cash repayments of secured borrowings	$2,586	$—	$—
Interest and non-usage fees paid during the period	$108,350	$17,889	$15,139
Taxes, including excise tax, paid during the period	$4,346	$325	$476
Distributions reinvested during the period	$33,106	$12,439	$8,073
Issuance of shares in connection with Mergers (1)	$1,594,261	$—	$—
(1) On January 24, 2024, in connection with the Mergers (as defined in Note 1 – Organization), the Company acquired net assets of $1,594.3 million for the total stock consideration of $1,598.9 million, inclusive of $4.6 million of transaction costs. For further details, refer to Note 19 – Merger with FBLC.

	As of December 31,
	2024	2023	2022
Cash and cash equivalents	$119,096	$48,541	$26,239
Restricted cash	11,664	6,681	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$130,760	$55,222	$26,239

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 155.2% (d)
1236904 BC, Ltd. (e) (n)	Software/Services		S+ 7.50% (11.96%), 3/4/2027	$14,624	$14,715	$14,846	0.8%
1236904 BC, Ltd. (e) (n) (p)	Software/Services		S+ 5.50% (9.97%), 3/4/2027	18,025	17,614	17,431	0.9%
ADCS Clinics Intermediate Holdings, LLC (e)	Healthcare		S+ 6.25% (10.78%), 5/7/2027	125	124	124	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Healthcare		S+ 6.25% (10.63%), 5/7/2026	154	151	141	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.64%), 5/7/2027	3,894	3,858	3,865	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.78%), 5/7/2027	18,996	18,826	18,854	1.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.25%, 5/8/2030	—	(74)	(142)	0.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.25%, 5/8/2030	—	(89)	(89)	0.0%
Adelaide Borrower, LLC (e) (n) (p)	Software/Services		S+ 6.25% (10.58%), 5/8/2030	35,284	34,622	34,652	1.8%
Alera Group Intermediate Holdings, Inc. (e) (h)	Financials		S+ 5.75% (10.09%). 10/2/2028	4,686	4,663	4,686	0.2%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (9.61%), 10/2/2028	8,609	8,575	8,609	0.5%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (9.61%), 10/2/2028	17,267	17,197	17,267	0.9%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (8.78%), 6/9/2028	1,998	1,994	1,796	0.1%
Arch Global Precision, LLC (e)	Industrials		S+ 4.75% (9.18%), 4/1/2026	2,308	2,310	2,308	0.1%
Arch Global Precision, LLC (e) (h)	Industrials		S+ 4.75% (9.18%), 4/1/2025	992	993	992	0.1%
Arch Global Precision, LLC (e) (n) (p)	Industrials		S+ 4.75% (9.18%), 4/1/2026	7,326	7,332	7,326	0.4%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 6.00% (10.46%), 12/23/2026	3,926	3,918	3,926	0.2%
Arctic Holdco, LLC (e) (n) (p)	Paper & Packaging		S+ 6.00% (10.46%), 12/23/2026	59,404	58,827	59,404	3.1%
Armada Parent, Inc. (e) (h)	Industrials		S+ 5.75%, 10/29/2027	—	(23)	—	—%
Armada Parent, Inc. (e) (h) (n)	Industrials		S+ 5.75% (10.36%), 10/29/2027	3,203	3,164	3,203	0.2%
Armada Parent, Inc. (e) (n)	Industrials		S+ 5.75% (10.36%), 10/29/2027	63,569	62,862	63,569	3.3%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/28/2031	—	(13)	(25)	0.0%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/26/2030	—	(18)	(18)	0.0%
Artifact Bidco, Inc. (e) (n) (p)	Software/Services		S+ 4.50% (8.83%), 7/28/2031	10,875	10,772	10,773	0.6%
AuditBoard, Inc. (e)	Software/Services		S+ 4.75% (9.08%), 7/12/2031	22,887	22,663	22,674	1.2%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/12/2031	—	(51)	(101)	0.0%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/12/2031	—	(41)	(41)	0.0%
Avalara, Inc. (e) (h)	Software/Services		S+ 6.25%, 10/19/2028	—	(31)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Avalara, Inc. (e) (n)	Software/Services		S+ 6.25% (10.58%), 10/19/2028	$60,192	$59,252	$60,192	3.2%
Aventine Holdings, LLC (e) (n)	Media/Entertainment		S+ 6.00% (10.43%) 3.00% PIK, 6/18/2027	16,367	16,231	16,153	0.8%
Aventine Holdings, LLC (e) (n) (p)	Media/Entertainment		S+ 6.00% (10.43%) 3.00% PIK, 6/18/2027	41,344	40,983	40,802	2.1%
Axiom Global, Inc. (n) (p)	Business Services		S+ 4.75% (9.44%), 10/2/2028	47,132	46,900	45,600	2.4%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (10.86%), 3/19/2031	9,961	9,820	9,961	0.5%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (10.86%), 3/19/2031	22,639	22,318	22,639	1.2%
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.50%, 3/19/2031	—	(48)	—	—%
BCPE Oceandrive Buyer, Inc. (e) (j)	Healthcare		S+ 6.00% (10.87%), 12/30/2026	5,281	5,108	2,641	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n)	Healthcare		S+ 6.25% (10.94%) PIK, 12/29/2028	2,760	2,690	1,380	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n) (p)	Healthcare		S+ 6.25% (10.94%), 3.00% PIK, 12/29/2028	5,434	5,274	2,717	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n) (p)	Healthcare		S+ 6.25% (10.94%), 3.00% PIK, 12/29/2028	32,603	31,676	16,302	0.9%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(113)	(225)	0.0%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(63)	(63)	0.0%
Big Apple Advisory, LLC (e) (n) (p)	Business Services		P+ 3.50% (11.00%), 11/18/2031	47,523	47,054	47,055	2.5%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00%, 7/10/2031	—	(10)	(20)	0.0%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00% (9.33%), 7/10/2031	20	12	12	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Utilities		S+ 5.00% (9.33%), 7/10/2031	5,464	5,398	5,401	0.3%
Capstone Logistics (e) (h)	Transportation		S+ 4.50%, 11/13/2029	—	(1)	—	—%
Capstone Logistics (e) (n)	Transportation		S+ 4.50% (8.96%), 11/13/2029	20,758	20,773	20,758	1.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.75%, 11/18/2031	—	(29)	(58)	0.0%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.75% (9.23%), 11/18/2031	339	313	313	0.0%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Business Services		S+ 4.75% (9.24%), 11/18/2031	11,708	11,592	11,593	0.6%
Center Phase Energy, LLC (e) (n)	Utilities		S+ 6.00% (10.50%), 6/23/2027	10,305	10,199	10,305	0.5%
Cold Spring Brewing, Co. (e) (n) (p)	Food & Beverage		S+ 4.75% (9.05%), 12/10/2030	24,155	23,913	23,913	1.3%
Communication Technology Intermediate, LLC (e) (h)	Business Services		S+ 5.50% (9.86%), 5/5/2027	1,188	1,180	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.86%), 5/5/2027	24,930	24,847	24,930	1.3%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.88%), 5/5/2027	24,603	24,386	24,603	1.3%
Communication Technology Intermediate, LLC (e) (n) (p)	Business Services		S+ 5.50% (9.86%), 5/5/2027	8,672	8,654	8,672	0.5%
Consolidated Precision Products Corp. (e) (r)	Industrials		10.14%, 1/1/2030	24,956	24,956	24,956	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (10.61%), 12/27/2027	$1,566	$1,568	$1,566	0.1%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (10.61%), 12/27/2027	9,532	9,546	9,532	0.5%
Corfin Industries, LLC (e) (n) (p)	Industrials		S+ 5.25% (10.61%), 2/5/2026	16,017	16,033	16,017	0.8%
Cornerstone Chemical, Co. (b) (e)	Chemicals	1/24/2024	10.25%, 2.00% PIK, 9/1/2027	1,262	466	884	0.0%
Coronis Health, LLC (e) (j)	Healthcare		S+ 6.25% (11.57%), 7/28/2028	2,001	1,928	801	0.0%
Coronis Health, LLC (e) (j) (n)	Healthcare		S+ 6.25% (11.58%), 7/27/2029	24,771	23,606	9,908	0.5%
Demakes Borrower, LLC (e) (h)	Food & Beverage		S+ 6.00%, 12/12/2029	—	(14)	—	—%
Demakes Borrower, LLC (e) (n)	Food & Beverage		S+ 6.00% (10.45%), 12/12/2029	17,756	17,392	17,756	0.9%
Division Holding Corp. (n)	Business Services		S+ 4.75% (9.22%), 5/26/2028	3,413	3,390	3,413	0.2%
Dynagrid Holdings, LLC (e) (n)	Utilities		S+ 5.50% (9.98%), 12/18/2025	3,633	3,637	3,633	0.2%
Dynagrid Holdings, LLC (e) (n) (p)	Utilities		S+ 5.50% (9.98%), 12/18/2025	8,873	8,881	8,873	0.5%
Dynagrid Holdings, LLC (e) (n) (p)	Utilities		S+ 5.50% (9.98%), 12/18/2025	3,094	3,053	3,094	0.2%
Dynagrid Holdings, LLC (e) (p)	Utilities		S+ 5.50% (9.98%), 12/18/2025	13,230	13,242	13,230	0.7%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(66)	(133)	0.0%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(53)	(53)	0.0%
Electric Power Engineers, LLC (e) (n) (p)	Business Services		S+ 4.50% (8.83%), 12/31/2031	27,909	27,630	27,630	1.4%
Eliassen Group, LLC (e) (n)	Business Services		S+ 5.75% (10.34%), 4/14/2028	1,358	1,355	1,358	0.1%
Eliassen Group, LLC (e) (n) (p)	Business Services		S+ 5.75% (10.08%), 4/14/2028	16,976	16,872	16,976	0.9%
Faraday Buyer, LLC (e) (h)	Utilities		S+ 6.00%, 10/11/2028	—	(14)	(92)	0.0%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.33%), 10/11/2028	41,222	41,222	40,542	2.1%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.33%), 10/11/2028	8,733	8,599	8,589	0.4%
FGT Purchaser, LLC (e)	Consumer		S+ 5.50% (10.20%), 9/13/2028	3,120	3,113	2,697	0.1%
FGT Purchaser, LLC (e) (n)	Consumer		S+ 5.50% (10.20%), 9/13/2028	30,498	30,414	26,365	1.4%
Florida Food Products, LLC (e) (n)	Food & Beverage		S+ 5.00% (9.59%), 10/18/2028	12,082	11,930	10,603	0.6%
FloWorks International, LLC (e) (h)	Industrials		S+ 4.75%, 11/26/2031	—	(24)	(49)	0.0%
FloWorks International, LLC (e) (n) (p)	Industrials		S+ 4.75% (9.27%), 11/26/2031	39,663	39,269	39,272	2.1%
Foresight Energy Operating, LLC (e)	Energy		S+ 8.00% (12.43%), 6/30/2027	1,051	1,052	1,051	0.1%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.83%), 9/29/2028	278	265	278	0.0%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.83%), 9/29/2028	81	63	81	0.0%
Galway Borrower, LLC (e) (n)	Financials		S+ 4.50% (8.83%), 9/29/2028	38,532	38,427	38,532	2.0%
Green Energy Partners/Stonewall, LLC (n)	Utilities		S+ 6.00% (10.59%), 11/12/2026	14,562	14,534	14,617	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		S+ 5.25%, 4/2/2031	$—	$(13)	$—	—%
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		P+ 4.25% (11.75%), 4/2/2031	131	117	131	0.0%
Ground Penetrating Radar Systems, LLC (e) (n) (p)	Business Services		S+ 5.25% (9.77%), 4/2/2031	8,251	8,135	8,251	0.4%
HealthEdge Software, Inc. (e)	Healthcare		S+ 4.75% (9.15%), 7/16/2031	9,542	9,449	9,453	0.5%
HealthEdge Software, Inc. (e) (h)	Healthcare		S+ 4.75%, 7/16/2031	—	(27)	(27)	0.0%
HealthEdge Software, Inc. (e) (n) (p)	Healthcare		S+ 4.75% (9.13%), 7/16/2031	21,630	21,422	21,429	1.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	2,154	2,120	2,154	0.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	4,661	4,592	4,661	0.2%
Hospice Care Buyer, Inc. (e) (h)	Healthcare		S+ 6.50% (10.73%), 12/9/2026	1,649	1,639	1,649	0.1%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	3,563	3,508	3,563	0.2%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	25,076	24,694	25,076	1.3%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	8,484	8,352	8,484	0.4%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	6,509	6,405	6,509	0.3%
ICR Operations, LLC (e)	Business Services		S+ 5.50% (9.98%), 11/22/2028	41,292	40,750	41,292	2.2%
ICR Operations, LLC (e)	Business Services		S+ 5.50% (9.98%), 11/22/2028	2,243	2,214	2,243	0.1%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.50% (10.00%), 11/22/2027	6,101	6,056	6,101	0.3%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.50% (10.00%), 11/22/2027	1,597	1,597	1,597	0.1%
Ideal Tridon Holdings, Inc. (e) (h)	Industrials		S+ 6.75%, 4/5/2028	—	—	7	0.0%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Industrials		S+ 6.75% (11.34%), 4/5/2028	29,864	29,281	29,938	1.6%
IG Investments Holdings, LLC (e) (h)	Business Services		S+ 5.00%, 9/22/2028	—	(25)	—	—%
IG Investments Holdings, LLC (e) (n)	Business Services		S+ 5.00% (9.57%), 9/22/2028	26,263	26,263	26,263	1.4%
Indigo Buyer, Inc. (e)	Paper & Packaging		S+ 6.25% (10.92%), 5/23/2028	7,861	7,762	7,861	0.4%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 5.25%, 5/23/2028	—	(77)	(114)	0.0%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 6.25%, 5/23/2028	—	(33)	—	—%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 5.25% (9.94%), 5/23/2028	11,372	11,215	11,258	0.6%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (10.92%), 5/23/2028	12,661	12,502	12,661	0.7%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (10.86%), 5/23/2028	29,600	29,227	29,600	1.5%
Integrated Efficiency Solutions, Inc. (e) (h) (m)	Industrials		7.50%, 12/31/2025	210	210	210	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 12/31/2025	1,393	1,394	1,393	0.1%
Integrated Global Services, Inc. (e)	Industrials		S+ 6.00% (10.48%), 2/4/2026	1,825	1,825	1,825	0.1%
Integrated Global Services, Inc. (e) (h)	Industrials		S+ 6.00%, 9/22/2028	—	(52)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Integrated Global Services, Inc. (e) (p)	Industrials		S+ 6.00% (10.67%), 2/4/2026	$13,510	$13,439	$13,510	0.7%
International Cruise & Excursion Gallery, Inc. (e) (p)	Business Services		S+ 6.00% (10.33%), 12/31/2028	1,439	1,439	1,439	0.1%
IQN Holding Corp. (e) (h)	Software/Services		S+ 5.25% (9.76%), 5/2/2028	595	592	595	0.0%
IQN Holding Corp. (e) (n) (p)	Software/Services		S+ 5.25% (9.76%), 5/2/2029	17,184	17,084	17,184	0.9%
J&K Ingredients, LLC (e) (n)	Food & Beverage		S+ 6.50% (10.83%), 11/16/2028	12,344	12,104	12,344	0.6%
Kissner Milling Co., Ltd. (b) (n)	Industrials	4/16/2021	4.88%, 5/1/2028	5,258	5,078	4,950	0.3%
Knowledge Pro Buyer, Inc. (e) (h)	Business Services		S+ 5.00% (9.46%), 12/10/2027	294	284	294	0.0%
Knowledge Pro Buyer, Inc. (e) (h) (n)	Business Services		S+ 5.00% (9.46%), 12/10/2027	16,445	16,328	16,445	0.9%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Business Services		S+ 5.00% (9.46%), 12/10/2027	34,952	34,857	34,952	1.8%
Labrie Environmental Group, LLC (a) (e)	Industrials		S+ 5.50% (9.96%), 9/1/2026	21,894	21,327	21,894	1.1%
Lakeland Tours, LLC (e) (j) (n) (p)	Education		8.00%, 9/25/2027	6,118	4,764	1,414	0.1%
LaserShip, Inc. (n)	Transportation		S+ 7.00% (11.78%), 1/2/2029	1,394	1,394	1,096	0.1%
LaserShip, Inc. (n)	Transportation		S+ 7.50% (12.28%), 8/10/2029	2,668	2,668	978	0.1%
LSF12 Donnelly Bidco, LLC (e) (n)	Industrials		S+ 6.50% (10.86%), 10/2/2029	18,930	18,552	18,930	1.0%
Mandrake Bidco, Inc. (e) (h)	Industrials		S+ 4.75%, 8/20/2030	—	(96)	(96)	0.0%
Mandrake Bidco, Inc. (e) (n) (p)	Industrials		S+ 4.75% (9.34%), 8/20/2031	63,133	62,517	62,532	3.3%
Manna Pro Products, LLC (e)	Consumer		S+ 6.00% (10.54%), 12/10/2026	3,915	3,808	3,293	0.2%
Manna Pro Products, LLC (e) (h)	Consumer		S+ 6.00% (10.54%), 12/10/2026	2,638	2,589	2,208	0.1%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	1,866	1,815	1,570	0.1%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	6,712	6,529	5,645	0.3%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	23,673	23,026	19,909	1.0%
McDonald Worley, P.C. (e) (j)	Business Services		26.00% PIK, 12/31/2025	25,927	12,659	12,442	0.7%
Medical Depot Holdings, Inc. (e)	Healthcare		S+ 10.00% (14.43%), 9.00% PIK, 6/1/2025	4,155	4,157	4,155	0.2%
Medical Depot Holdings, Inc. (e) (n) (p)	Healthcare		S+ 9.50% (14.20%), 4.00% PIK, 6/1/2025	21,565	21,049	21,727	1.1%
Medical Management Resource Group, LLC (e) (h)	Healthcare		S+ 6.00% (10.43%), 9/30/2026	1,235	1,224	1,207	0.1%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 6.00% (10.43%), 9/30/2027	9,406	9,313	9,279	0.5%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 6.00% (10.43%), 9/30/2027	22,773	22,547	22,466	1.2%
MGTF Radio Company, LLC (e) (l)	Media/Entertainment		S+ 6.00% (10.33%), 4/1/2025	45,021	44,916	31,672	1.7%
Midwest Can Company, LLC (e) (n) (p)	Paper & Packaging		S+ 6.00% (10.36%), 3/2/2026	29,913	29,914	29,913	1.6%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(35)	(70)	0.0%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(17)	(35)	0.0%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(35)	(35)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Miller Environmental Group, Inc. (e) (n) (p)	Business Services		S+ 4.75% (9.08%), 9/10/2031	$17,591	$17,467	$17,464	0.9%
Mirra-Primeaccess Holdings, LLC (e) (h)	Healthcare		S+ 6.50% (11.09%), 7/29/2026	8,442	8,422	6,754	0.4%
Mirra-Primeaccess Holdings, LLC (e) (n)	Healthcare		S+ 6.50% (11.09%), 7/29/2026	68,799	68,655	58,479	3.1%
MRI Software, LLC	Software/Services		S+ 4.75% (9.08%), 2/10/2027	2,204	2,204	2,198	0.1%
MRI Software, LLC (e) (h)	Software/Services		S+ 4.75% (9.08%), 2/10/2027	647	606	588	0.0%
Muth Mirror Systems, LLC (e)	Technology		11.00%, 4.00% PIK, 4/23/2025	1,354	1,250	1,083	0.1%
Muth Mirror Systems, LLC (e) (n) (p)	Technology		11.00%, 4.00% PIK, 4/23/2025	14,794	14,503	11,836	0.6%
New Star Metals, Inc. (e) (n) (p)	Industrials		S+ 5.00% (9.58%), 1/9/2026	30,109	29,388	28,751	1.5%
Norvax, LLC (a) (e) (h)	Business Services		S+ 6.50% (11.17%), 6/30/2025	195	195	195	0.0%
Odessa Technologies, Inc. (e) (h)	Software/Services		S+ 5.50%, 10/19/2027	—	(16)	—	—%
Odessa Technologies, Inc. (e) (n)	Software/Services		S+ 5.50% (9.96%), 10/19/2027	20,446	20,391	20,446	1.1%
ORG GC Holdings, LLC (e) (m)	Business Services		S+ 6.50% (11.09%), 11/29/2026	10,111	10,125	10,112	0.5%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2030	—	(9)	(68)	0.0%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2029	—	(17)	(68)	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Healthcare		S+ 6.00% (10.36%), 11/15/2030	30,605	30,089	30,091	1.6%
Pie Buyer, Inc. (e) (h)	Food & Beverage		S+ 5.50% (10.04%), 4/6/2026	2,065	2,060	2,013	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (10.04%), 2.50% PIK, 4/5/2027	2,247	2,243	2,202	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (11.01%), 2.50% PIK, 4/5/2027	8,566	8,541	8,395	0.4%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (10.84%), 2.50% PIK, 4/5/2027	2,896	2,888	2,838	0.1%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (11.01%), 2.50% PIK, 4/5/2027	39,580	39,453	38,788	2.0%
PlayPower, Inc. (e) (h)	Industrials		S+ 5.25%, 8/28/2030	—	(37)	(37)	0.0%
PlayPower, Inc. (e) (n) (p)	Industrials		S+ 5.25% (9.58%), 8/28/2030	17,261	17,011	17,016	0.9%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (9.01%), 1.50% PIK, 8/22/2029	4,551	4,551	4,551	0.2%
Pluralsight, LLC (e)	Software/Services		S+ 7.50% (12.01%) PIK, 8/22/2029	7,020	7,020	7,020	0.4%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (9.01%), 1.50% PIK, 8/22/2029	2,312	2,312	2,312	0.1%
Pluto Acquisition I, Inc.	Healthcare		S+ 5.50% (9.84%), 6/20/2028	3,304	3,304	3,366	0.2%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (9.90%), 10/2/2028	11,592	11,547	11,592	0.6%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (10.09%), 10/2/2028	27,502	27,384	27,502	1.4%
Questex, Inc. (e) (h)	Media/Entertainment		S+ 5.50%, 5/15/2029	—	(34)	(34)	0.0%
Questex, Inc. (e) (n) (p)	Media/Entertainment		S+ 5.50% (10.02%), 5/15/2029	15,101	14,816	14,837	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	$—	$(133)	$(135)	0.0%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (9.61%), 4/30/2031	53,090	52,104	52,128	2.7%
Relativity Oda, LLC (e) (n) (p)	Software/Services		S+ 4.50% (8.86%), 5/12/2029	7,717	7,693	7,717	0.4%
REP TEC Intermediate Holdings, Inc. (e) (n) (p)	Software/Services		S+ 5.50% (9.83%), 12/1/2027	24,481	24,468	24,481	1.3%
Rialto Management Group, LLC (e) (h)	Financials		S+ 5.00%, 12/5/2030	—	(7)	(8)	0.0%
Rialto Management Group, LLC (e) (n) (p)	Financials		S+ 5.00% (9.53%), 12/5/2030	21,834	21,616	21,616	1.1%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.06%), 10/19/2027	7,362	7,371	7,362	0.4%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.06%), 10/19/2027	6,849	6,818	6,849	0.4%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		P+ 4.75% (12.25%), 10/19/2027	1,087	1,066	1,087	0.1%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		S+ 5.75% (10.27%), 10/19/2027	12,059	12,018	12,059	0.6%
RSC Acquisition, Inc. (e)	Financials		S+ 4.75% (9.34%), 11/1/2029	1,695	1,695	1,695	0.1%
RSC Acquisition, Inc. (e)	Financials		S+ 4.75% (9.26%), 11/1/2029	9,007	9,007	9,007	0.5%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75%, 11/1/2029	—	(45)	—	—%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75%, 11/1/2029	—	(6)	—	—%
RSC Acquisition, Inc. (e) (n)	Financials		S+ 4.75% (9.26%), 11/1/2029	7,116	7,122	7,116	0.4%
RSC Acquisition, Inc. (e) (n) (p)	Financials		S+ 4.75% (9.08%), 11/1/2029	21,593	21,587	21,593	1.1%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Healthcare		S+ 6.00%, 11/18/2027	—	(39)	—	—%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.00% (10.47%), 11/18/2027	12,993	12,833	12,993	0.7%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.00% (10.47%), 11/18/2027	37,166	37,054	37,165	1.9%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Business Services		S+ 5.25%, 12/3/2031	—	(22)	(44)	0.0%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Business Services		S+ 5.25% (9.78%), 12/3/2031	24,457	24,212	24,212	1.3%
SCIH Salt Holdings, Inc. (e) (h)	Industrials		S+ 4.00% (8.51%), 11/1/2028	978	979	985	0.1%
Sherlock Buyer Corp. (e) (h)	Business Services		S+ 5.75%, 12/8/2027	—	(6)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Business Services		S+ 5.75% (10.18%), 12/8/2028	15,719	15,661	15,719	0.8%
Simplifi Holdings, Inc. (e) (h)	Media/Entertainment		S+ 5.50%, 10/1/2026	—	(18)	—	—%
Simplifi Holdings, Inc. (e) (n)	Media/Entertainment		S+ 5.50% (9.96%), 10/1/2027	50,040	49,491	50,040	2.5%
SitusAMC Holdings Corp. (e)	Financials		S+ 5.50% (9.93%), 12/22/2027	9,677	9,629	9,677	0.5%
SitusAMC Holdings Corp. (e) (n)	Financials		S+ 5.50% (9.93%), 12/22/2027	6,341	6,306	6,341	0.3%
St. Croix Hospice Acquisition Corp. (e)	Healthcare		S+ 5.25% (9.94%), 10/30/2026	2,752	2,755	2,752	0.1%
St. Croix Hospice Acquisition Corp. (e) (n) (p)	Healthcare		S+ 5.25% (9.94%), 10/30/2026	18,934	18,819	18,934	1.0%
St. Croix Hospice Acquisition Corp. (e) (p)	Healthcare		S+ 5.25% (9.94%), 10/30/2026	24,901	24,931	24,901	1.3%
Striper Buyer, LLC (e) (n)	Paper & Packaging		S+ 5.50% (9.96%), 12/30/2026	16,827	16,808	16,827	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
SunMed Group Holdings, LLC (e) (h)	Healthcare		S+ 5.50%, 6/16/2027	$—	$(2)	$—	—%
SunMed Group Holdings, LLC (e) (n)	Healthcare		S+ 5.50% (10.19%), 6/16/2028	12,568	12,437	12,568	0.7%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.50%) PIK, 3/31/2023	54,633	927	404	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.50%) PIK, 3/31/2023	9,698	164	72	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		12.00% PIK, 3/31/2023	5,342	4,742	5,342	0.3%
TEI Intermediate, LLC (e) (h)	Business Services		S+ 4.75%, 12/15/2031	—	(45)	(18)	0.0%
TEI Intermediate, LLC (e) (h)	Business Services		S+ 4.75% (9.15%), 12/15/2031	366	358	358	0.0%
TEI Intermediate, LLC (e) (n) (p)	Business Services		S+ 4.75% (9.15%), 12/15/2031	22,847	22,828	22,790	1.2%
The NPD Group, LP (e) (h)	Business Services		S+ 5.00% (9.36%), 12/1/2027	573	552	573	0.0%
The NPD Group, LP (e) (n)	Business Services		S+ 5.00% (9.59%), 12/1/2028	52,233	51,619	52,232	2.6%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 4.00% (8.62%), 5/18/2028	6,014	6,014	5,406	0.3%
Tivity Health, Inc. (e) (n)	Healthcare		S+ 5.00% (9.36%), 6/28/2029	24,537	24,212	24,537	1.3%
Trinity Air Consultants Holdings Corp. (e) (h)	Business Services		S+ 5.25%, 6/29/2028	—	(7)	—	—%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.63%), 6/29/2028	8,522	8,510	8,522	0.4%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.63%), 6/29/2028	5,878	5,858	5,878	0.3%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.76%), 6/29/2028	29,212	29,151	29,212	1.5%
Triple Lift, Inc. (e) (h)	Software/Services		S+ 5.75%, 5/5/2028	—	(54)	(188)	0.0%
Triple Lift, Inc. (e) (n) (p)	Software/Services		S+ 5.75% (10.25%), 5/5/2028	39,381	38,383	37,806	2.0%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(60)	(118)	0.0%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(59)	(59)	0.0%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.50% (8.93%), 8/6/2031	10,469	10,370	10,370	0.5%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.50% (9.03%), 8/6/2031	24,797	24,554	24,564	1.3%
Urban One, Inc. (b)	Media/Entertainment	1/24/2024	7.38%, 2/1/2028	1,561	1,396	972	0.1%
US Oral Surgery Management Holdco, LLC (e)	Healthcare		S+ 6.00% (10.52%), 11/20/2028	5,050	5,023	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 5.25%, 11/20/2028	—	(5)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.94%), 11/20/2028	6,997	6,942	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.82%), 11/18/2028	6,098	6,070	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.86%), 11/20/2028	17,668	17,503	17,668	0.9%
US Salt Investors, LLC (e) (h)	Chemicals		S+ 5.25%, 7/20/2026	—	(7)	—	—%
US Salt Investors, LLC (e) (n)	Chemicals		S+ 5.25% (9.73%), 7/19/2028	27,311	26,938	27,311	1.4%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(32)	(63)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(35)	(35)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software/Services		S+ 6.00% (10.60%), 3.25% PIK, 8/23/2031	$19,388	$19,112	$19,113	1.0%
Victors CCC Buyer, LLC (e)	Business Services		S+ 4.75% (9.30%), 6/1/2029	1,567	1,564	1,567	0.1%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 4.75%, 6/1/2029	—	(17)	—	—%
Victors CCC Buyer, LLC (e) (n)	Business Services		S+ 4.75% (9.13%), 6/1/2029	23,698	23,375	23,698	1.2%
West Coast Dental Services, Inc. (e) (h)	Healthcare		S+ 5.75% (10.52%), 7/1/2028	2,794	2,746	2,740	0.1%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.47%) 2.00% PIK, 7/1/2028	27,922	27,502	27,503	1.4%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.50%), 7/1/2028	1,673	1,644	1,648	0.1%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75% (9.26%), 9/16/2031	3,180	3,100	3,050	0.2%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75%, 9/16/2031	—	(65)	(65)	0.0%
Westwood Professional Services, Inc. (e) (n) (p)	Business Services		S+ 4.75% (9.08%), 9/19/2031	45,303	44,871	44,868	2.3%
WHCG Purchaser III, Inc. (e)	Healthcare		S+ 6.50% (10.83%), 3.25% PIK, 6/29/2029	22,824	22,824	22,824	1.2%
WIN Holdings III Corp. (e) (h)	Consumer		S+ 5.25% (9.71%), 7/16/2026	1,986	1,967	1,986	0.1%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.25% (9.71%), 7/16/2028	41,683	41,574	41,683	2.2%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.75% (10.25%), 7/16/2028	10,016	9,829	10,016	0.5%
Zendesk, Inc. (e) (s) (t)	Software/Services		S+ 5.00% (9.33%), 11/22/2028	65,525	64,967	65,525	3.4%
Subtotal Senior Secured First Lien Debt					$3,039,030	$2,965,692	155.2%

Senior Secured Second Lien Debt - 6.4% (d)
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (12.03%), 6/11/2029	$6,010	$5,962	$5,411	0.3%
Anchor Glass Container Corp. (e) (j)	Paper & Packaging		S+ 7.75% (12.71%), 6/7/2026	7,301	2,124	2,921	0.2%
Aruba Investments Holdings, LLC (e) (p)	Chemicals		S+ 7.75% (12.21%), 11/24/2028	3,759	3,632	3,604	0.2%
CommerceHub, Inc. (e)	Technology		S+ 7.00% (11.80%), 12/29/2028	9,388	8,181	7,980	0.4%
Corelogic, Inc. (n)	Business Services		S+ 6.50% (10.97%), 6/4/2029	9,272	8,650	8,994	0.5%
Edelman Financial Center, LLC (n)	Financials		S+ 5.25% (9.61%), 10/6/2028	9,500	9,478	9,565	0.5%
Integrated Efficiency Solutions, Inc. (e) (j) (m)	Industrials		10.00% PIK, 12/31/2026	1,939	1,074	446	0.0%
ORG GC Holdings, LLC (e) (m)	Business Services		18.00% PIK, 11/29/2027	5,877	5,647	4,999	0.3%
Pluto Acquisition I, Inc. (e) (n)	Healthcare		S+ 9.75% (14.18%) PIK, 12/20/2028	34,968	29,220	29,373	1.5%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 6.75% (11.22%), 5/18/2029	6,601	6,592	4,944	0.3%
Victory Buyer, LLC (e) (n)	Industrials		S+ 7.00% (11.47%), 11/19/2029	45,990	43,914	43,690	2.2%
Subtotal Senior Secured Second Lien Debt					$124,474	$121,927	6.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)

Subordinated Debt - 10.4% (d)
Aventine Holdings, LLC (e) (n)	Media/Entertainment		10.25% PIK, 6/18/2027	$44,062	$43,640	$37,531	2.0%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Financials		S+ 7.75% (12.41%), 12/31/2028	3,000	2,992	3,000	0.2%
Post Road Equipment Finance, LLC (c) (e) (l) (s) (t)	Financials		S+ 7.75% (12.41%), 12/31/2028	62,600	62,614	62,599	3.3%
Post Road Equipment Finance, LLC (c) (e) (l) (s) (t)	Financials		S+ 7.75% (12.41%), 12/31/2028	35,000	34,995	35,000	1.8%
Siena Capital Finance, LLC (e) (l)	Financials		12.50%, 4/25/2028	49,500	49,536	49,500	2.6%
Smile Brands, Inc. (e)	Healthcare		S+ 12.50% (16.93%) 2.50% PIK, 10/12/2028	54	47	50	0.0%
WHCG Purchaser III, Inc. (e) (j)	Healthcare		10.00% PIK, 6/30/2030	18,496	8,388	8,738	0.5%
Subtotal Subordinated Debt					$202,212	$196,418	10.4%

Collateralized Securities - Debt Investments - 0.3% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 11.00% (15.89%), 4/25/2031	$4,750	$4,206	$4,237	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 7.50% (12.38%), 1/20/2027	2,457	2,317	2,457	0.1%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Diversified Investment Vehicles	1/24/2024	S+ 4.55% (9.38%), 5/1/2026	1,042	945	821	0.0%
Sub Total Collateralized Securities - Debt Investments					$7,468	$7,515	0.3%

Collateralized Securities - Equity Investments - 0.2% (d) (v)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (u)	Diversified Investment Vehicles	1/24/2024	6.66%, 4/25/2031	$31,603	$3,163	$2,170	0.1%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (u)	Diversified Investment Vehicles	1/24/2024	0.00%, 1/20/2027	31,575	—	1,208	0.1%
Sub Total Collateralized Securities - Equity Investments					$3,163	$3,378	0.2%

Equity/Other - 35.1% (d) (f)
Black Mountain Sand, LLC (b) (e) (r)	Energy	1/24/2024		55,463	$2,174	$1,305	0.1%
Center Phase Energy, LLC (b) (e) (q)	Utilities	6/23/2022		1,680	1,680	2,386	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		539,708	5,703	7,016	0.4%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		874,000	2,519	3,132	0.2%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		2,753	341	628	0.0%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		180,274	—	—	—%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	10,217	0.6%
CRS-SPV, Inc. (b) (e) (g) (m)	Industrials	1/24/2024		246	1,562	1,704	0.1%
Danish CRJ, Ltd. (a) (b) (e) (g) (l) (w)	Transportation	1/24/2024		5,002	—	—	—%
Dyno Acquiror, Inc. (b) (e) (g)	Consumer	1/24/2024		134,102	21	21	0.0%
FBLC Senior Loan Fund, LLC (a) (b) (c) (e) (l)	Diversified Investment Vehicles	1/24/2024		404,934	405,434	404,934	21.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
First Eagle Greenway Fund II, LLC (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		5,329	$375	$255	0.0%
Foresight Energy Operating, LLC (b) (e) (g) (r)	Energy	1/24/2024		158,093	3,063	779	0.0%
Gordian Medical, Inc. (b) (e) (g)	Healthcare	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (g) (n)	Healthcare	5/17/2024		162,894	2,962	2,875	0.2%
Higginbotham Insurance Agency, Inc. (b) (e) (g)	Financials	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		57,427	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		55,991	—	—	—%
Internap Corp. (b) (e) (g) (n)	Business Services	1/24/2024		1,596,606	1,599	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Business Services	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l) (x) (y)	Transportation	10/2/2024		2,200,100	2,814	2,308	0.1%
Kahala US OpCo, LLC (a) (b) (e) (g) (l) (x)	Transportation	1/24/2024		8,869,744	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Business Services	1/24/2024		20,167	3,118	3,140	0.2%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		324,541	325	325	0.0%
MGTF Holdco, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (z)	Business Services	1/24/2024		223,503	339	523	0.0%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		153,038	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		22,819	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		93,380	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		8,739	962	603	0.0%
Pluralsight, LLC (b) (e) (g)	Software/Services	8/22/2024		2,267,044	5,986	5,985	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/1/2021		3,710,315	4,941	4,758	0.2%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/29/2024		164,759	—	374	0.0%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q) (r)	Financials	12/30/2021		109,388	119,502	119,233	6.3%
Resolute Investment Managers, Inc. (b) (e) (g)	Financials	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (r)	Financials	1/24/2024		223	333	263	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Financials	1/24/2024		41,789,400	77,437	77,310	4.1%
Skillsoft Corp. (g)	Technology			12,435	187	298	0.0%
Smile Brands, Inc. (b) (e) (g)	Healthcare	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Telecom	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		147,099	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		633,382	$—	$—	—%
Tennenbaum Waterman Fund, LP (a) (b) (m)	Diversified Investment Vehicles	1/24/2024		10,000	6,688	5,802	0.3%
Travelpro Products, Inc. (a) (b) (e) (g)	Consumer	1/24/2024		447,007	913	751	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Healthcare	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financials	1/24/2024		802,865	1,407	1,405	0.1%
WPNT, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food & Beverage	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$676,831	$671,145	35.1%

Total Investments - 207.6% (d)					$4,053,178	$3,966,075	207.6%

Interest Rate Swap:

Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
S + 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$25,000,400	$—	$—	$—

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At December 31, 2024, qualifying assets represent 88.5% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities”. As of December 31, 2024, the aggregate fair value of these securities is $688.5 million or 36.0% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of December 31, 2024.
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
(g)    Non-income producing at December 31, 2024.
(h)    Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative fair value, if applicable, is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Please refer to Note 7 - Commitments and Contingencies for additional details.
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of December 31, 2024.
(k)    Unless otherwise indicated, all investments in the consolidated schedules of investments are non-affiliated, non-controlled investments.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024
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
(q)    Investments are held in the taxable wholly-owned, consolidated subsidiary, FBCC EEF Holdings LLC.
(r)     Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(s)    The Company’s investment or a portion thereof is held through a total return swap agreement with Nomura Global Financial Products Inc. (“Nomura”).

(t) 40% of the Company’s investment is pledged as collateral under the total return swap agreement with Nomura.

(u)     The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(v)     For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (u) for a further description of an equity investment in a Collateralized Security.

(w) The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(x)     The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which own 100% of the equity of the operating company, Kahala US OpCo LLC.

(y)     The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Aviation, LLC.

(z)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2024:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$643,160	16.2%
Healthcare	572,836	14.4%
Financials	516,433	13.0%
Industrials	444,325	11.2%
Diversified Investment Vehicles (1)	422,487	10.7%
Software/Services	407,987	10.3%
Media/Entertainment	202,121	5.1%
Paper & Packaging	174,257	4.4%
Utilities	145,327	3.7%
Consumer	121,962	3.1%
Food & Beverage	118,852	3.0%
Chemicals	101,216	2.6%
Telecom	44,226	1.1%
Transportation	25,140	0.6%
Technology	21,197	0.5%
Energy	3,135	0.1%
Education	1,414	0.0%
Total	$3,966,075	100.0%
_____________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC, which represents 10.2% of the Company’s investments at fair value as of December 31, 2024.
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2023

Portfolio Company (g)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (j)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Salt Investors, LLC (c) (f)	Chemicals		S+ 5.50%, 7/20/2026	$—	$(11)	$(17)	0.0%
Vensure Employer Services, Inc. (c) (h)	Business Services		S+ 4.75% (10.12%), 4/1/2027	4,736	4,715	4,736	1.2%
Vensure Employer Services, Inc. (c) (f)	Business Services		S+ 5.25% (10.64%), 3/29/2027	460	451	460	0.1%
Victors CCC Buyer, LLC (c) (h)	Business Services		S+ 5.75% (11.21%), 6/1/2029	7,165	7,040	7,044	1.8%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(15)	(32)	0.0%
Victors CCC Buyer, LLC (c) (f)	Business Services		S+ 5.75%, 6/1/2029	—	(21)	(23)	0.0%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.18%), 7/1/2028	498	485	487	0.1%
West Coast Dental Services, Inc. (c) (h)	Healthcare		S+ 5.75% (11.28%), 7/1/2028	8,355	8,235	8,175	2.1%
West Coast Dental Services, Inc. (c) (f)	Healthcare		S+ 5.75% (11.27%), 7/1/2028	941	926	917	0.2%
Westwood Professional Services, Inc. (c) (h)	Business Services		S+ 6.00% (11.46%), 5/26/2026	1,159	1,147	1,159	0.3%
Westwood Professional Services, Inc. (c) (h)	Business Services		S+ 6.00% (11.46%), 5/26/2026	3,642	3,601	3,642	0.9%
Westwood Professional Services, Inc. (c) (f)	Business Services		S+ 6.00%, 5/26/2026	—	(2)	—	—%
WHCG Purchaser III, Inc. (c) (h)	Healthcare		S+ 5.75% (11.36%), 6/22/2028	12,426	12,248	8,160	2.1%
WHCG Purchaser III, Inc. (c) (h)	Healthcare		S+ 5.75% (11.36%), 6/22/2028	3,020	3,020	1,982	0.5%
WHCG Purchaser III, Inc. (c) (f)	Healthcare		S+ 5.75% (11.36%), 6/22/2026	1,816	1,796	1,385	0.4%
WIN Holdings III Corp. (c) (h)	Consumer		S+ 5.25% (10.71%), 7/16/2028	12,513	12,335	12,513	3.2%
WIN Holdings III Corp. (c) (f)	Consumer		S+ 5.25%, 7/16/2026	—	(25)	—	—%
Zendesk, Inc. (c) (m) (n)	Software/Services		S+ 6.25% (11.61%) 3.25% PIK, 11/22/2028	21,769	21,572	21,394	5.5%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.75%, 11/22/2028	—	(43)	(91)	—%
Zendesk, Inc. (c) (f)	Software/Services		S+ 6.75%, 11/22/2028	—	(36)	(38)	—%
Subtotal Senior Secured First Lien Debt					$642,976	$632,343	162.9%

Senior Secured Second Lien Debt - 13.4% (b)
American Rock Salt Company, LLC (c) (h)	Chemicals		S+ 7.25% (12.72%), 6/11/2029	$6,010	$5,950	$5,411	1.4%
ASP LS Acquisition Corp. (c) (h)	Transportation		S+ 7.50% (13.40%), 5/7/2029	4,275	4,264	3,533	0.9%
Corelogic, Inc. (h)	Business Services		S+ 6.50% (11.96%), 6/4/2029	4,645	4,605	4,137	1.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services		S+ 6.50% (12.18%), 8/2/2029	6,080	6,044	5,885	1.5%
Proofpoint, Inc. (h)	Software/Services		S+ 6.25% (11.72%), 8/31/2029	3,380	3,367	3,405	0.9%
RealPage, Inc. (h)	Software/Services		S+ 6.50% (11.97%), 4/23/2029	5,445	5,383	5,431	1.4%
Therapy Brands Holdings, LLC (c) (h)	Healthcare		S+ 6.75% (12.22%), 5/18/2029	1,947	1,930	1,947	0.5%
TRC Cos, Inc. (c) (h)	Industrials		S+ 6.75% (12.21%), 12/7/2029	7,045	6,988	6,742	1.7%
USIC Holdings, Inc. (c) (h)	Business Services		S+ 6.50% (12.11%), 5/14/2029	2,449	2,426	2,361	0.6%
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
(e)    Non-income producing at December 31, 2023.
(f)    Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. The negative fair value, if applicable, is the result of the capitalized discount on the loan or the unfunded commitment being valued below par. The negative amortized cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. Please refer to Note 7 - Commitments and Contingencies for additional details.
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
For the year ended December 31, 2024

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
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. The Company defines middle market companies as those with EBITDA of between $25 million and $100 million annually, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions.
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
The Company also conducted a private placement of shares of its preferred stock designated as series A convertible preferred stock (the “Series A Preferred Stock”) in reliance on exemption from the registration requirements of the Securities Act. See Note 11 - Preferred Stock for the terms of such preferred stock, including liquidation preference, distributions, and rights regarding conversion to shares of Common Stock.
On October 2, 2023, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Franklin BSP Lending Corporation, a Maryland corporation ("FBLC"), Franklin BSP Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company ("Merger Sub"), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides details on the purpose of the Mergers (as defined below) and sets forth that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), Merger Sub merged with and into FBLC (the "Merger"), with FBLC continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the Effective Time, FBLC merged with and into the Company (together with the Merger, the "Mergers"), with the Company continuing as the surviving company. See Note 19 – Merger with FBLC for additional information about the Mergers. FBLC was managed by Franklin BSP Lending Adviser, L.L.C., a subsidiary of BSP since 2016.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
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
We have also formed and expect to continue to form consolidated subsidiaries (the "Consolidated Holding Companies"). The Company consolidates the following subsidiaries for accounting purposes: FBCC EEF Holdings LLC, FBCC Jupiter Funding, LLC (“Jupiter Funding”), FBLC Funding I, LLC (“Funding I”), and 54th Street Equity Holdings, Inc. The Company owns 100% of the equity of Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which are consolidated for accounting purposes. All intercompany balances and transactions have been eliminated in consolidation. Prior to October 4, 2023 and December 27, 2024, the Company also consolidated FBCC Lending I, LLC, and FBLC 57th Street Funding LLC (“57th Street”), respectively. Refer to Note 5 - Borrowings for additional information.
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
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of FBLC Senior Loan Fund, LLC, ("SLF"), the Company does not have sole control over significant actions of SLF for purposes of assessing consolidation under U.S. GAAP, and thus does not consolidate its interest.
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
For the year ended December 31, 2024
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
For an investment in an investment fund that does not have a readily determinable fair value, the Valuation Designee measures the fair value of the investment predominantly based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of the Company's measurement date. However, there can be no assurance that the Company will be able to sell such investment at a price equal to its net asset value per share and the Company may ultimately sell such investment at a discount to its net asset value per share.
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
For the year ended December 31, 2024
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2024, 2023, and 2022, respectively, there were no reimbursements from the Adviser.

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
For the year ended December 31, 2024
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
The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions. See Note 15 - Income Tax Information and Distributions to Stockholders for additional information.

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
For the year ended December 31, 2024
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof. See Note 15 - Income Tax Information and Distributions to Stockholders for additional information.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 18 - Segment Reporting for additional information.
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
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2024 and December 31, 2023, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2024 and December 31, 2023 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the year ended December 31, 2024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
The following table presents fair value measurements of investments, by major class, as of December 31, 2024, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$78,986	$2,886,706	$—	$2,965,692
Senior Secured Second Lien Debt	—	18,559	103,368	—	121,927
Subordinated Debt	—	—	196,418	—	196,418
Collateralized Securities	—	—	10,893	—	10,893
Equity/Other	298	10,148	249,105	6,660	266,211
FBLC Senior Loan Fund, LLC	—	—	404,934	—	404,934
Total	$298	$107,693	$3,851,424	$6,660	$3,966,075
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2024:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2024	$615,704	$39,153	$35,500	$—	$36,176	$726,533
Purchases and other adjustments to cost (2)	2,914,625	119,997	174,933	21,680	617,331	3,848,566
Sales and repayments	(554,440)	(53,294)	(8,114)	(11,872)	6,056	(621,664)
Net realized gain (loss)	(25,740)	280	(13)	823	1,485	(23,165)
Transfers out	(4,572)	(2,361)	—	—	—	(6,933)
Net change in unrealized appreciation (depreciation) on investments	(58,871)	(407)	(5,888)	262	(7,009)	(71,913)
Balance as of December 31, 2024	$2,886,706	$103,368	$196,418	$10,893	$654,039	$3,851,424
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(66,259)	$(1,542)	$(5,888)	$262	$(6,359)	$(79,786)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
(2) Includes investments acquired in connection with the Mergers.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
For the year ended December 31, 2024, there were no transfers from Level 2 to Level 3. For the year ended December 31, 2024, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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
The composition of the Company’s investments as of December 31, 2024, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,039,030	$2,965,692	74.7%
Senior Secured Second Lien Debt	124,474	121,927	3.1
Subordinated Debt	202,212	196,418	5.0
Collateralized Securities	10,631	10,893	0.3
Equity/Other	271,397	266,211	6.7
FBLC Senior Loan Fund, LLC	405,434	404,934	10.2
Total	$4,053,178	$3,966,075	100.0%
The composition of the Company’s investments as of December 31, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$642,976	$632,343	83.6%
Senior Secured Second Lien Debt	55,145	52,126	6.9
Subordinated Debt	35,389	35,500	4.7
Equity/Other	35,525	36,176	4.8
Total	$769,035	$756,145	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,491,243	Yield Analysis	Market Yield	0.00%	47.67%	10.66%
Senior Secured First Lien Debt (c)	243,056	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	120,533	Waterfall Analysis	EBITDA Multiple	5.30x	19.83x	13.73x
Senior Secured First Lien Debt	31,874	Waterfall Analysis	Revenue Multiple	0.20x	0.55x	0.28x
Senior Secured Second Lien Debt	95,003	Yield Analysis	Market Yield	13.75%	19.30%	16.20%
Senior Secured Second Lien Debt	7,919	Waterfall Analysis	EBITDA Multiple	4.75x	7.50x	6.49x
Senior Secured Second Lien Debt (b)	446	Waterfall Analysis	Revenue Multiple	0.41x	0.41x	0.41x
Subordinated Debt	150,098	Waterfall Analysis	Tangible Net Asset Value Multiple	1.28x	1.58x	1.48x
Subordinated Debt (b)	37,532	Yield Analysis	Market Yield	13.66%	13.66%	13.66%
Subordinated Debt	8,788	Waterfall Analysis	EBITDA Multiple	9.83x	11.50x	9.84x
Collateralized Securities	6,407	Yield Analysis	Discount Rate	0.53%	15.15%	10.20%
Collateralized Securities (d)	4,486	Waterfall Analysis	Asset Recovery	$2.69	$2.75	$2.74
Equity/Other	196,541	Waterfall Analysis	Tangible Net Asset Value Multiple	1.28x	1.58x	1.46x
Equity/Other	34,572	Waterfall Analysis	EBITDA Multiple	0.00x	27.50x	8.51x
Equity/Other (c)	12,354	N/A	N/A	N/A	N/A	N/A
Equity/Other	4,212	Yield Analysis	Market Yield	8.07%	11.75%	9.01%
Equity/Other (b)	1,405	Waterfall Analysis	Adjusted BV Multiple	2.25x	2.25x	2.25x
Equity/Other	21	Waterfall Analysis	Revenue Multiple	0.20x	0.41x	0.32x
FBLC Senior Loan Fund, LLC (b)	404,934	Discounted Cash Flow	Discount Rate	12.96%	12.96%	12.96%
Total	$3,851,424
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
(c) Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d) Range and weighted average shown in millions.
There were no significant changes in valuation approach or technique as of December 31, 2024.
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
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
As of December 31, 2024 the Company had eight portfolio companies on non-accrual with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2023, the Company had no portfolio companies on non-accrual status. The increase of portfolio companies on non-accrual status was partially a result of the Mergers; whereby, the Company acquired FBLC’s assets, including its non-accrual assets. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. As of December 31, 2024, the Company and CCLF owned 84.0% and 16.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.

As of December 31, 2024, the Company’s investment in SLF consisted of equity contributions of $404.9 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Below is a summary of SLF’s portfolio as of December 31, 2024 and December 31, 2023. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	December 31, 2024	December 31, 2023
Total assets	$1,151,336	$946,605
Total investments (1)	$1,103,160	$877,688
Weighted Average Current Yield for Total Portfolio (2)	9.1%	11.0%
Number of Portfolio companies in SLF	210	172
Largest portfolio company investment (1)	$17,223	$19,838
Total of five largest portfolio company investments (1)	$72,582	$82,467
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of December 31, 2024:

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
Acrisure, LLC (b)	Financials	S+ 2.75% (7.11%)	2/16/2027	$17,217	$17,033	$17,223	3.3%
Adtalem Global Education, Inc. (f)	Education	S+ 2.75% (7.11%)	8/14/2028	582	582	585	0.1%
Adtalem Global Education, Inc. (f)	Education	5.50%	3/1/2028	1,042	1,042	1,020	0.2%
Air Canada	Transportation	3.88%	8/15/2026	5,000	4,782	4,861	1.0%
Albion Financing 3 SARL (b)	Business Services	S+ 4.25% (9.10%)	8/17/2029	3,050	3,050	3,076	0.6%
Alliant Holdings Intermediate, LLC (b)	Financials	S+ 2.75% (7.11%)	9/19/2031	4,988	4,976	4,995	1.0%
Alpha Generation, LLC (b) (f)	Utilities	S+ 2.75% (7.11%)	9/30/2031	5,281	5,278	5,311	1.1%
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	2,000	1,960	1,565	0.3%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.16%)	8/15/2028	12,353	12,334	9,880	2.0%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (11.96%)	6/30/2025	10,297	10,279	9,692	1.9%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 2.25% (6.61%)	9/29/2031	8,571	8,551	8,536	1.7%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (9.63%)	4/20/2028	4,462	4,436	4,575	0.9%
American Builders & Contractors Supply Co., Inc.	Industrials	4.00%	1/15/2028	2,000	1,909	1,909	0.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 3.75% (8.11%)	2/15/2029	7,067	6,988	7,114	1.4%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,599	0.5%
Arches Buyer, Inc. (b)	Publishing	S+ 3.25% (7.71%)	12/6/2027	5,977	5,862	5,829	1.2%
Arcosa, Inc. (b)	Industrials	S+ 2.25% (6.61%)	8/15/2031	1,300	1,300	1,309	0.3%
Artera Services, LLC (b)	Utilities	S+ 4.50% ( 8.83%)	2/18/2031	5,576	5,540	5,519	1.1%
Ascensus Group Holdings, Inc. (b)	Business Services	S+ 3.00% (7.36%)	8/2/2028	7,545	7,538	7,601	1.5%
Astoria Energy, LLC (f)	Utilities	S+ 3.25% (7.61%)	12/10/2027	1,723	1,723	1,733	0.3%
Asurion, LLC (b)	Business Services	S+ 3.25% (7.72%)	12/23/2026	4,016	3,986	4,012	0.8%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (7.61%)	2/15/2029	12,690	12,641	12,704	2.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (8.73%)	2/15/2029	4,875	4,858	3,739	0.7%
Avaya Holdings Corp.	Technology	S+ 7.50% (11.86%)	8/1/2028	2,546	2,507	2,149	0.4%
Baldwin Insurance Group Holdings, LLC (b)	Financials	S+ 3.25% (7.61%)	5/26/2031	3,511	3,503	3,526	0.7%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.14%)	10/2/2028	3,701	3,675	3,492	0.7%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Bella Holding Co., LLC (b) (f)	Healthcare	S+ 3.75% (8.21%)	5/10/2028	$8,107	$8,078	$8,149	1.6%
Belron Finance 2019, LLC (b)	Transportation	S+ 2.75% (7.27%)	10/16/2031	5,786	5,771	5,833	1.2%
Berlin Packaging, LLC (f)	Paper & Packaging	S+ 3.50% (7.83%)	6/9/2031	3,032	3,026	3,048	0.6%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 5.00% (9.36%)	3/12/2029	4,975	4,887	5,030	1.0%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 2.00% (6.33%)	12/31/2030	12,355	12,361	12,367	2.4%
Broadstreet Partners, Inc. (f)	Financials	S+ 3.00% (7.36%)	6/16/2031	1,851	1,849	1,855	0.4%
Brown Group Holding, LLC (b)	Other	S+ 2.50% (7.09%)	7/1/2031	2,993	2,993	2,999	0.6%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	3,000	2,908	2,815	0.6%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.25% (6.61%)	2/6/2031	8,739	8,725	8,742	1.7%
Calpine Construction Finance Co., LP (f)	Utilities	S+ 2.00% (6.36%)	7/31/2030	2,494	2,499	2,486	0.5%
CCI Buyer, Inc. (b)	Telecom	S+ 4.00% (8.33%)	12/17/2027	7,423	7,379	7,420	1.5%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (8.46%)	3/25/2031	6,253	6,223	6,265	1.3%
Charter Communications Operating, LLC	Cable	2.25%	1/15/2029	400	359	352	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Media/Entertainment	S+ 3.75% (8.08%)	3/8/2030	7,414	7,374	7,284	1.5%
Citadel Securities, LP (b)	Financials	S+ 2.00% (6.33%)	10/31/2031	4,455	4,452	4,465	0.9%
Clover Holding 2, LLC (b)	Software/Services	S+ 4.00% (8.30%)	12/9/2031	5,250	5,198	5,303	1.1%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.09%)	11/8/2027	3,370	3,370	3,388	0.7%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (8.80%)	12/29/2027	4,948	4,948	4,684	0.9%
Compass Power Generation, LLC (b)	Utilities	S+ 3.75% (8.11%)	4/16/2029	7,246	7,141	7,290	1.5%
Connect Finco SARL (f)	Telecom	S+ 3.50% (7.86%)	12/11/2026	2,175	2,178	2,148	0.4%
Connectwise, LLC (b) (f)	Software/Services	S+ 3.50% (8.09%)	9/29/2028	12,759	12,730	12,826	2.5%
Conservice Midco, LLC (b)	Business Services	S+ 3.50% (7.86%)	5/13/2027	7,469	7,469	7,516	1.5%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (7.97%)	6/2/2028	6,965	6,928	6,867	1.4%
Cornerstone Building Brands, Inc. (f)	Industrials	S+ 4.50% (8.90%)	5/15/2031	1,377	1,370	1,322	0.3%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 5.63% (10.02%)	8/1/2028	3,306	3,368	3,239	0.6%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.30%)	5/1/2031	9,925	9,880	9,969	2.0%
CPV Shore Holdings, LLC (b)	Utilities	S+ 3.75% (8.53%)	12/29/2025	2,000	1,988	1,978	0.4%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.00% (8.43%)	4/9/2031	2,333	2,322	2,336	0.5%
Crown Finance US, Inc. (b)	Media/Entertainment	S+ 5.25% (9.80%)	12/2/2031	5,000	4,950	4,994	1.0%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (9.85%)	8/2/2027	1,793	1,780	1,796	0.4%
Division Holding Corp. (b)	Business Services	S+ 4.75% (9.22%)	5/26/2028	7,892	7,892	7,892	1.6%
Edgewater Generation, LLC (b)	Utilities	S+ 4.25% (8.61%)	8/1/2030	7,308	7,237	7,403	1.5%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (9.36%)	5/17/2029	4,127	4,052	4,127	0.8%
Electron Bidco, Inc. (b)	Healthcare	S+ 2.75% (7.11%)	11/1/2028	2,500	2,500	2,507	0.5%
Emerald Borrower, LP (b) (f)	Industrials	S+ 2.50% (6.83%)	8/4/2031	5,317	5,308	5,332	1.1%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (7.59%)	8/1/2029	9,269	9,201	9,328	1.9%
Entain, PLC (b) (f)	Gaming/Lodging	S+ 2.75% (7.08%)	10/31/2029	3,485	3,478	3,492	0.7%
Epicor Software Corp. (b) (f)	Software/Services	S+ 2.75% (7.11%)	5/30/2031	4,008	4,001	4,033	0.8%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 3.25% (7.61%)	2/12/2031	2,488	2,487	2,487	0.5%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 4.00% (8.30%)	12/15/2028	2,000	1,920	1,975	0.4%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 5.25% (9.63%)	12/18/2028	3,000	2,970	2,960	0.6%
First Advantage Holdings, LLC (b)	Business Services	S+ 3.25% (7.61%)	10/31/2031	4,500	4,477	4,544	0.9%
First Brands Group, LLC (b) (f)	Consumer	S+ 5.00% (9.85%)	3/30/2027	5,940	5,891	5,563	1.1%
Fitness International, LLC (b)	Consumer	S+ 5.25% (9.71%)	2/12/2029	9,925	9,669	9,975	2.0%
FNZ Group Entities, Ltd. (b)	Financials	S+ 5.00% (9.55%)	11/5/2031	5,000	4,913	4,869	1.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Focus Financial Partners, LLC (d) (f)	Financials	S+ 3.25%	9/11/2031	$—	$—	$7	0.0%
Focus Financial Partners, LLC (f)	Financials	S+ 3.25% (7.61%)	9/11/2031	8,127	8,107	8,195	1.6%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (9.23%)	12/29/2028	2,385	2,369	2,407	0.5%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (12.43%)	6/30/2027	656	639	656	0.1%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (8.59%)	1/29/2031	12,319	12,232	12,108	2.4%
Freeport LNG Investments, LLLP (b)	Energy	S+ 3.00% (7.88%)	11/17/2026	5,838	5,806	5,826	1.2%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (9.34%)	4/30/2029	7,740	7,043	6,850	1.4%
Genesys Cloud Services Holdings I, LLC (b)	Software/Services	S+ 3.00% (7.36%)	12/1/2027	4,791	4,735	4,827	1.0%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.84%)	8/18/2028	4,566	4,544	4,568	0.9%
Geosyntec Consultants, Inc. (b)	Business Services	S+ 3.75% (8.11%)	7/31/2031	9,250	9,205	9,308	1.9%
GFL Environmental, Inc.	Business Services	3.50%	9/1/2028	2,000	1,896	1,883	0.4%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 2.50% (7.09%)	10/4/2030	1,242	1,237	1,248	0.2%
Global Medical Response, Inc. (b)	Healthcare	S+ 6.25% (10.61%) 0.75% PIK	10/31/2028	9,970	9,817	9,989	2.0%
Golden State Foods, LLC (b)	Food & Beverage	S+ 4.25% (8.58%)	10/7/2031	6,500	6,451	6,551	1.3%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (10.59%)	11/12/2026	7,424	7,108	7,451	1.5%
Gulfside Supply, Inc. (b)	Industrials	S+ 3.00% (7.33%)	6/17/2031	4,728	4,728	4,744	0.9%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (6.93%)	3/29/2027	4,825	4,825	4,836	1.0%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 3.75% (8.11%)	5/30/2031	6,990	6,974	7,030	1.4%
HelpSystems Holdings, Inc. (b)	Software/Services	S+ 4.00% (8.69%)	11/19/2026	7,291	6,501	6,404	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.48%)	3/18/2030	5,283	5,243	5,296	1.1%
Hunter Douglas, Inc. (b) (f)	Consumer	S+ 3.50% (8.02%)	2/25/2029	4,969	4,953	4,957	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 3.00% (7.52%)	11/13/2031	5,000	4,975	5,014	1.0%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (8.34%)	12/29/2027	5,012	5,007	4,471	0.9%
IDERA, Inc. (f)	Technology	S+ 3.50% (8.07%)	3/2/2028	6,790	6,793	6,656	1.3%
IXS Holdings, Inc. (b) (f)	Transportation	S+ 4.25% (8.68%)	3/5/2027	7,447	7,233	7,166	1.4%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (9.22%)	10/4/2028	3,874	3,863	3,881	0.8%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,703	6,544	1.3%
Jane Street Group, LLC (b)	Financials	S+ 2.00% (6.40%)	12/15/2031	6,164	6,149	6,137	1.2%
Jazz Securities, DAC	Healthcare	4.38%	1/15/2029	1,000	937	943	0.2%
Johnstone Supply, LLC (f)	Industrials	S+ 2.50% (6.88%)	6/9/2031	981	979	984	0.2%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.09%)	8/7/2028	7,269	7,193	7,232	1.4%
Kuehg Corp. (f)	Education	S+ 3.25% (7.84%)	6/12/2030	3,094	2,981	3,122	0.6%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (9.46%)	10/30/2028	4,962	4,912	4,787	1.0%
Lakeshore Learning Materials, LLC (f)	Retail	S+ 3.50% (7.97%)	9/29/2028	4,949	4,949	4,862	1.0%
LaserShip, Inc. (b)	Transportation	S+ 4.50% (9.28%)	8/10/2029	3,775	3,135	2,850	0.6%
LBM Acquisition, LLC (b) (f)	Industrials	S+ 3.75% (8.21%)	12/17/2027	4,974	4,965	4,982	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	4,000	3,934	3,830	0.8%
LifePoint Health, Inc. (b)	Healthcare	S+ 3.75% (8.41%)	5/19/2031	4,848	4,753	4,861	1.0%
Lightning Power, LLC (b)	Utilities	S+ 3.25% (7.58%)	8/18/2031	4,489	4,445	4,534	0.9%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	15,866	15,019	16,025	3.1%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	897	850	906	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (9.44%)	3/20/2028	9,933	9,906	9,933	2.0%
Luxembourg Investment Co., 428 SARL	Chemicals	S+ 7.00% (11.74%)	1/3/2029	3,686	3,660	51	0.0%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,990	1,893	0.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Magnite, Inc. (b)	Technology	S+ 3.75% (8.11%)	2/6/2031	$4,975	$4,930	$5,031	1.0%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (9.36%)	10/3/2030	4,963	4,748	4,822	1.0%
Medline Borrower, LP (f)	Healthcare	S+ 2.25% (6.61%)	10/23/2028	3,990	3,990	4,001	0.8%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (8.82%)	5/3/2028	4,432	4,358	4,432	0.9%
Michael Baker International, LLC (b)	Industrials	S+ 4.75% (9.11%)	12/1/2028	3,243	3,223	3,253	0.6%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.03%)	9/1/2028	868	858	735	0.1%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (8.36%)	5/6/2026	5,299	5,295	5,201	1.0%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (8.18%)	3/2/2028	94	93	93	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (8.21%)	3/2/2028	2,373	2,366	2,349	0.5%
Nexus Buyer, LLC (b)	Financials	S+ 4.00% (8.36%)	7/31/2031	7,156	7,121	7,173	1.4%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.66%)	4/3/2028	2,247	2,231	2,261	0.5%
Omnia Partners, LLC (f)	Business Services	S+ 2.75% (7.37%)	7/25/2030	6,214	6,177	6,240	1.2%
OneDigital Borrower, LLC (f)	Financials	S+ 3.25% (7.61%)	7/2/2031	6,841	6,808	6,849	1.4%
Osaic Holdings, Inc. (f)	Financials	S+ 3.50% (7.86%)	8/17/2028	5,491	5,448	5,506	1.1%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (8.50%)	4/30/2029	4,943	4,895	4,884	1.0%
Peer Holding III B.V. (b)	Retail	S+ 3.00% (7.33%)	7/1/2031	6,000	6,000	6,024	1.2%
Peraton Corp. (b)	Industrials	S+ 3.75% (8.21%)	2/1/2028	4,907	4,884	4,557	0.9%
PetSmart, LLC (f)	Retail	S+ 3.75% (8.21%)	2/11/2028	2,474	2,473	2,462	0.5%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (8.52%)	9/20/2028	9,730	9,730	8,838	1.7%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (7.85%)	3/31/2028	7,442	7,126	6,944	1.4%
Power Stop, LLC (f)	Transportation	S+ 4.75% (9.36%)	1/26/2029	3,149	3,125	2,986	0.6%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	8,600	8,281	8,284	1.7%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (8.36%)	7/31/2026	6,729	6,707	6,763	1.4%
Pretzel Parent, Inc. (b)	Media/Entertainment	S+ 4.50% (8.86%)	10/1/2031	3,500	3,449	3,522	0.7%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (7.36%)	8/31/2028	6,309	6,272	6,335	1.3%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (9.11%)	3/15/2030	4,764	4,700	4,766	1.0%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (6.61%)	3/19/2029	1,734	1,734	1,732	0.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.50% (6.86%)	4/14/2031	6,063	6,048	6,056	1.2%
Radar Bidco SARL (b)	Transportation	S+ 3.75% (8.34%)	4/4/2031	1,407	1,400	1,422	0.3%
Radiology Partners, Inc. (b) (f)	Healthcare	S+ 5.00% (9.78%) 1.50% PIK	1/31/2029	10,493	9,984	10,345	2.0%
Raven Acquisition Holdings, LLC (b) (d)	Healthcare	S+ 3.25%	11/19/2031	—	(3)	1	0.0%
Raven Acquisition Holdings, LLC (b)	Healthcare	S+ 3.25% (7.61%)	11/19/2031	7,933	7,894	7,946	1.6%
Recess Holdings, Inc. (b)	Consumer	S+ 4.50% (9.09%)	2/20/2030	12,412	12,281	12,517	2.4%
Renaissance Holdings Corp. (f)	Software/Services	S+ 4.00% (8.36%)	4/5/2030	1,975	1,974	1,969	0.4%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.09%)	4/30/2027	2,433	2,433	2,433	0.5%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	8,683	8,209	8,564	1.7%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	766	725	756	0.2%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 2.75% (7.08%)	11/22/2029	7,496	7,340	7,509	1.5%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 6.50% (11.09%) 1.50% PIK	5/28/2027	5,828	5,692	5,544	1.1%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (8.97%)	12/20/2027	9,898	9,896	9,823	1.9%
Ryan Specialty Group, LLC (b)	Financials	S+ 2.25% (6.61%)	9/15/2031	2,002	1,997	2,007	0.4%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (9.46%)	3/13/2028	6,738	6,621	6,717	1.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (8.96%)	6/28/2026	399	390	399	0.1%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (8.96%)	6/28/2026	7,389	7,255	7,389	1.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Saks Global Enterprises, LLC	Consumer	11.00%	12/15/2029	$3,000	$3,000	$2,885	0.6%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 3.00% (7.59%)	7/31/2031	7,291	7,273	7,327	1.5%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (11.34%) 4.25% PIK	5/10/2027	5,175	5,113	5,097	1.0%
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	4/30/2024	650	645	650	0.1%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (11.50%)	5/18/2028	1,856	1,612	1,837	0.4%
Sonrava Health Holdings, LLC (f)	Healthcare	S+ 6.50% (11.50%) 5.50% PIK	8/18/2028	10,180	10,178	6,108	1.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.25% (7.84%)	5/30/2031	9,975	9,928	9,981	2.0%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (8.21%)	10/16/2028	4,962	4,948	4,932	1.0%
Staples, Inc. (f)	Business Services	S+ 5.75% (10.18%)	9/4/2029	7,345	7,077	7,007	1.4%
Team Health Holdings, Inc. (f)	Healthcare	S+ 5.25% (9.84%)	3/2/2027	2,745	2,676	2,649	0.5%
Tecta America Corp. (f)	Industrials	S+ 4.00% (8.47%)	4/10/2028	8,772	8,760	8,803	1.8%
TransDigm, Inc. (f)	Industrials	S+ 2.50% (6.83%)	2/28/2031	5,955	5,942	5,963	1.2%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.00% (7.59%)	2/16/2028	12,849	12,841	12,898	2.5%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (7.84%)	3/31/2028	7,238	7,227	7,286	1.5%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 4.00% (8.33%)	3/31/2028	1,733	1,712	1,746	0.3%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (9.47%)	1/31/2028	1,489	1,460	1,492	0.3%
Truck Hero, Inc. (b) (f)	Transportation	S+ 3.50% (7.97%)	1/31/2028	8,450	8,353	8,180	1.6%
UKG, Inc. (b) (f)	Technology	S+ 3.00% (7.62%)	2/10/2031	9,711	9,642	9,772	1.9%
United Airlines, Inc.	Transportation	4.38%	4/15/2026	2,000	1,958	1,966	0.4%
United Airlines, Inc. (b)	Transportation	S+ 2.00% (6.64%)	2/24/2031	3,748	3,732	3,755	0.8%
University Support Services, LLC (f)	Education	S+ 2.75% (7.11%)	2/12/2029	7,266	7,252	7,294	1.5%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (8.92%)	10/2/2028	6,986	6,682	6,942	1.4%
Venga Finance SARL (b)	Telecom	S+ 4.25% (9.03%)	6/28/2029	3,910	3,820	3,925	0.8%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (8.22%)	11/20/2028	9,444	9,143	9,253	1.8%
Virgin Media Bristol, LLC (f)	Telecom	S+ 3.18% (7.72%)	3/31/2031	2,500	2,498	2,472	0.5%
VS Buyer, LLC (b)	Software/Services	S+ 2.75% (7.12%)	4/14/2031	1,067	1,065	1,074	0.2%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 4.75% (9.08%)	6/21/2029	9,975	9,885	9,921	1.9%
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.00% (8.52%)	5/10/2029	2,963	2,935	2,990	0.6%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.50% (8.09%)	3/2/2028	4,601	4,590	4,646	0.9%
Waystar Technologies, Inc. (b)	Healthcare	S+ 2.25% (6.60%)	10/22/2029	1,322	1,321	1,326	0.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 3.50% (7.86%)	1/8/2027	4,923	4,891	4,938	1.0%
WEC US Holdings, Ltd. (b)	Utilities	S+ 2.25% (6.80%)	1/27/2031	5,506	5,481	5,505	1.1%
WestJet Loyalty, LP (b)	Transportation	S+ 3.25% (7.58%)	2/14/2031	5,757	5,703	5,774	1.2%
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (7.61%)	10/19/2029	6,838	6,806	6,843	1.4%
Windsor Holdings III, LLC (f)	Chemicals	S+ 3.50% (7.86%)	8/1/2030	3,277	3,221	3,312	0.7%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 4.25% (8.61%)	3/9/2027	1,583	1,492	1,483	0.3%
Zayo Group Holdings, Inc. (b) (f)	Telecom	S+ 3.00% (7.47%)	3/9/2027	8,409	7,524	7,859	1.6%
Zelis Cost Management Buyer, Inc. (f)	Healthcare	S+ 2.75% (7.11%)	9/28/2029	1,866	1,858	1,867	0.4%
Subtotal Senior Secured First Lien Debt					$1,016,979	$1,007,810	201.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (12.03%)	6/11/2029	$1,943	$1,928	$1,749	0.3%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (9.61%)	10/6/2028	4,750	4,739	4,783	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 5.00% (9.52%)	11/12/2032	5,000	4,977	5,069	1.0%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (11.47%)	3/2/2029	1,036	1,029	997	0.2%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (14.51%)	10/11/2029	2,000	1,957	1,888	0.4%
Peraton Corp. (b)	Industrials	S+ 7.75% (12.36%)	2/1/2029	5,000	4,038	4,030	0.8%
Subtotal Senior Secured Second Lien Debt					$18,668	$18,516	3.7%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (11.79%)	4/22/2034	$1,410	$1,304	$1,287	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (12.38%)	3/9/2034	1,224	1,147	1,023	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (13.48%)	7/20/2034	2,100	2,001	1,823	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (11.37%)	10/15/2029	2,500	2,346	2,445	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (12.85%)	1/20/2030	2,000	1,809	1,495	0.3%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 11.35% (16.14%)	8/15/2032	2,000	1,969	1,668	0.3%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.78%)	10/23/2034	1,000	982	993	0.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (13.63%)	4/22/2033	1,000	893	898	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (12.60%)	10/20/2034	2,500	2,437	2,474	0.5%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (10.89%)	5/6/2030	3,000	2,777	2,513	0.5%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (12.50%)	7/25/2035	3,000	2,756	2,975	0.5%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (13.39%)	1/18/2032	2,000	1,914	1,768	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.30%)	10/15/2031	2,500	2,330	2,275	0.5%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (12.36%)	10/20/2034	3,000	2,874	2,964	0.6%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (12.26%)	6/20/2034	3,000	2,933	2,959	0.5%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (10.58%)	4/26/2031	2,200	2,108	2,085	0.4%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (11.63%)	4/20/2033	2,000	1,921	1,875	0.4%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (12.58%)	10/15/2034	1,500	1,437	1,383	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (12.90%)	2/20/2033	1,455	1,443	1,412	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (11.93%)	7/20/2034	1,500	1,464	1,469	0.3%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (10.85%)	1/23/2029	4,000	3,736	3,920	0.7%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (10.99%)	7/25/2030	2,400	2,155	1,942	0.4%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (10.67%)	10/26/2031	1,000	922	787	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (11.86%)	7/16/2032	$3,000	$2,816	$2,881	0.5%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.09%)	10/25/2034	3,000	2,951	2,931	0.6%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.26%)	7/20/2032	1,500	1,456	1,491	0.3%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (12.43%)	7/19/2034	3,000	2,925	2,806	0.6%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.07%)	4/15/2034	3,000	2,927	2,807	0.6%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (12.79%)	1/15/2031	3,000	2,612	855	0.2%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (9.44%)	7/15/2032	3,000	2,784	2,915	0.6%
Subtotal Collateralized Securities					$64,129	$61,119	12.3%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$528	0.1%
Avaya Holdings Corp.	Technology			17	244	104	0.0%
Gordian Medical, Inc.	Healthcare			405	7,361	7,146	1.4%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
PG&E Corp.	Utilities	6.00%	12/1/2027	139	7,081	6,946	1.4%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.2%
Subtotal Equity/Other					$17,216	$15,715	3.1%

TOTAL INVESTMENTS					$1,116,992	$1,103,160	220.4%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2024. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members' capital as of December 31, 2024.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.4 million of unfunded commitments as of December 31, 2024.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Advisor Group, Inc. (f)	Financials	S+ 4.50% (9.86%)	8/17/2028	$5,532	$5,479	$5,544	1.5%
Air Canada	Transportation	3.88%	8/15/2026	2,000	1,822	1,903	0.5%
Alchemy US Holdco 1, LLC (b)	Industrials	S+ 7.32% (12.82%)	10/10/2025	15,555	15,522	15,419	4.1%
Allied Universal Holdco, LLC (b)	Business Services	S+ 4.75% (10.11%)	5/15/2028	4,988	4,851	4,980	1.3%
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	2,000	1,949	1,816	0.5%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.89%)	8/15/2028	12,479	11,752	11,174	2.9%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (13.00%)	6/30/2025	11,264	11,225	10,729	2.8%
Amentum Government Services Holdings, LLC (f)	Industrials	S+ 4.00% (9.47%)	1/29/2027	1,949	1,942	1,948	0.5%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.36%)	2/15/2029	4,925	4,868	4,918	1.3%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (10.43%)	4/20/2028	7,484	7,429	7,679	2.0%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (9.46%)	2/15/2029	7,336	7,232	7,348	1.9%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,507	0.7%
AppLovin Corp. (b)	Media/Entertainment	S+ 3.10% (8.56%)	10/23/2028	8,843	8,829	8,843	2.3%
Ardagh Metal Packaging Finance USA, LLC	Paper & Packaging	3.25%	9/1/2028	2,000	1,654	1,748	0.5%
Artera Services, LLC (f)	Utilities	S+ 3.50% (8.95%)	3/6/2025	2,438	2,432	2,287	0.6%
Ascend Learning, LLC (f)	Education	S+ 3.50% (8.95%)	12/11/2028	4,975	4,696	4,882	1.3%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.97%)	8/2/2028	7,624	7,616	7,598	2.0%
Astoria Energy, LLC (f)	Utilities	S+ 3.50% (8.97%)	12/6/2027	1,856	1,856	1,860	0.5%
Asurion, LLC (b)	Business Services	S+ 3.25% (8.72%)	12/23/2026	4,874	4,822	4,858	1.3%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (8.61%)	2/15/2029	12,820	12,759	12,750	3.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.75%)	2/15/2029	4,925	4,905	4,117	1.1%
Avaya Holdings Corp.	Technology	S+ 8.50% (13.86%) 7.00% PIK	8/1/2028	2,566	2,519	2,257	0.6%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.93%)	10/2/2028	4,975	4,931	4,703	1.2%
Bella Holding Co., LLC (f)	Healthcare	S+ 3.75% (9.21%)	5/10/2028	4,987	4,962	4,944	1.3%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 3.00% (8.35%)	12/31/2030	9,416	9,412	9,428	2.5%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,949	1,759	0.5%
Carnival Corp.	Consumer	4.00%	8/1/2028	1,500	1,302	1,389	0.4%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 4.25% (9.60%)	3/8/2030	3,473	3,442	3,456	0.9%
Citadel Securities, LP (b)	Financials	S+ 2.50% (7.97%)	7/29/2030	4,489	4,483	4,494	1.2%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.90%)	12/31/2026	12,653	12,622	12,390	3.3%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.93%)	11/8/2027	3,403	3,404	3,407	0.9%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.54%)	12/29/2027	8,825	8,826	8,333	2.2%
Community Care Health Network, LLC (b)	Healthcare	S+ 4.75% (10.22%)	2/17/2025	9,559	9,549	9,369	2.5%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.72%)	4/16/2029	3,958	3,840	3,971	1.0%
Connect Finco SARL (f)	Telecom	S+ 3.50% (8.86%)	12/11/2026	7,385	7,398	7,380	1.9%
Connectwise, LLC (f)	Software/Services	S+ 3.50% (8.97%)	9/29/2028	6,860	6,841	6,836	1.8%
Conservice Midco, LLC (b)	Business Services	S+ 4.25% (9.71%)	5/13/2027	7,544	7,546	7,547	2.0%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (10.21%)	4/30/2026	6,573	6,574	6,557	1.7%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (8.97%)	6/2/2028	4,828	4,826	4,686	1.2%
Cushman & Wakefield US Borrower, LLC (f)	Financials	S+ 4.00% (9.36%)	1/31/2030	4,740	4,625	4,728	1.2%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (10.65%)	8/2/2027	3,988	3,951	3,983	1.0%
Dish Dbs Corp. (f)	Cable	5.25%	12/1/2026	700	700	601	0.2%
Division Holding Corp. (b)	Business Services	S+ 4.75% (10.22%)	5/26/2028	8,564	8,564	8,478	2.2%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.36%)	8/24/2028	5,544	5,535	5,555	1.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 4.00% (9.36%)	8/24/2028	$2,376	$2,372	$2,381	0.6%
Edgewater Generation, LLC (b)	Utilities	S+ 3.75% (9.22%)	12/15/2025	4,896	4,763	4,797	1.3%
Entain Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 3.50% (8.95%)	10/31/2029	504	499	504	0.1%
First Brands Group, LLC (f)	Consumer	S+ 5.00% (10.88%)	3/30/2027	2,494	2,475	2,469	0.7%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 4.18% (9.63%)	4/13/2029	2,463	2,407	2,471	0.7%
Florida Food Products, LLC (f)	Food & Beverage	S+ 5.00% (10.47%)	10/18/2028	7,860	7,771	7,310	1.9%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (10.25%)	12/29/2028	2,554	2,533	2,557	0.7%
Frontier Communications Corp. (f)	Telecom	5.00%	5/1/2028	1,240	1,285	1,148	0.3%
Frontier Communications Corp. (b)	Telecom	S+ 3.75% (9.22%)	10/8/2027	12,934	12,918	12,853	3.4%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (10.13%)	4/30/2029	7,839	7,005	6,428	1.7%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.75% (10.36%)	8/18/2028	4,611	4,584	4,599	1.2%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 3.00% (8.39%)	10/4/2030	1,250	1,244	1,249	0.3%
Gordian Medical, Inc. (b)	Healthcare	S+ 6.25% (12.15%)	1/31/2027	10,839	10,790	6,882	1.8%
Green Energy Partners/Stonewall, LLC (f)	Utilities	S+ 6.00% (11.61%)	11/12/2026	4,000	3,780	4,000	1.1%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	S+ 4.00% (9.47%)	12/1/2027	4,840	4,766	4,856	1.3%
GTCR W Merger Sub, LLC (b)	Financials	S+ 3.00% (8.33%)	9/20/2030	2,500	2,488	2,509	0.7%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.95%)	3/29/2027	4,875	4,874	4,882	1.3%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.46%)	10/29/2027	722	722	722	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.46%)	10/29/2027	5,710	5,640	5,710	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 4.50% (9.97%)	6/17/2027	4,475	4,458	4,489	1.2%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.72%)	6/30/2028	4,101	4,090	4,085	1.1%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.72%)	6/30/2028	793	791	790	0.2%
Hexion Holdings Corp. (f)	Chemicals	S+ 4.50% (10.02%)	3/15/2029	2,494	2,381	2,391	0.6%
HireRight, Inc. (b)	Business Services	S+ 4.00% (9.36%)	9/27/2030	5,133	5,058	5,111	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.47%)	3/20/2028	5,337	5,287	5,313	1.4%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (9.36%)	12/29/2027	6,110	6,102	4,897	1.3%
IDERA, Inc. (f)	Technology	S+ 3.75% (9.28%)	3/2/2028	6,842	6,845	6,798	1.8%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (10.22%)	10/4/2028	3,916	3,902	3,848	1.0%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,652	6,533	1.7%
Jump Financial, LLC (b)	Financials	S+ 4.50% (10.11%)	8/7/2028	7,343	7,251	7,270	1.9%
Kingpin Intermediate Holdings, LLC (f)	Consumer	S+ 3.50% (8.86%)	2/8/2028	2,105	2,071	2,102	0.6%
Kissner Milling Co., Ltd. (f)	Industrials	4.88%	5/1/2028	2,000	1,940	1,883	0.5%
Kuehg Corp. (f)	Education	S+ 5.00% (10.35%)	6/12/2030	4,988	4,738	5,003	1.3%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (10.46%)	10/30/2028	3,920	3,875	3,751	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,851	0.5%
LifePoint Health, Inc. (b)	Healthcare	S+ 5.50% (11.17%)	11/16/2028	4,872	4,758	4,851	1.3%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.13%)	1/29/2027	666	610	632	0.2%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (11.13%)	1/29/2027	11,770	10,783	11,169	2.9%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (10.22%)	3/20/2028	10,010	9,974	10,010	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (10.43%)	1/3/2029	3,686	3,659	2,415	0.6%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,987	1,825	0.5%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (10.35%)	10/3/2030	5,000	4,760	4,658	1.2%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.50% (8.86%)	10/18/2028	5,530	5,505	5,545	1.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
MH Sub I, LLC (b)	Business Services	S+ 4.25% (9.61%)	5/3/2028	$4,975	$4,861	$4,883	1.3%
Michael Baker International, LLC (b)	Industrials	S+ 5.00% (10.47%)	12/1/2028	3,267	3,243	3,259	0.9%
MPH Acquisition Holdings, LLC (f)	Healthcare	5.50%	9/1/2028	2,000	1,993	1,783	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.90%)	9/1/2028	4,888	4,816	4,699	1.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (9.36%)	5/6/2026	5,355	5,347	5,315	1.4%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (9.20%)	3/2/2028	150	149	136	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (9.21%)	3/2/2028	4,357	4,339	3,943	1.0%
Nexus Buyer, LLC (f)	Financials	S+ 4.50% (9.86%)	12/13/2028	2,000	1,940	1,981	0.5%
Nexus Buyer, LLC (f)	Financials	S+ 3.75% (9.21%)	11/9/2026	8,441	8,259	8,338	2.2%
Northriver Midstream Finance, LP	Energy	5.63%	2/15/2026	1,000	947	969	0.3%
Nouryon Finance B.V. (e) (f)	Chemicals	S+ 4.00% (9.47%)	4/3/2028	4,586	4,551	4,599	1.2%
Omnia Partners, LLC (f)	Business Services	S+ 4.25% (9.63%)	7/25/2030	3,748	3,711	3,769	1.0%
Omnia Partners, LLC (f)	Business Services	S+ 4.25%	7/25/2030	—	(2)	2	0.0%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.50% (9.95%)	4/30/2029	2,494	2,447	2,466	0.6%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	355	0.1%
Peraton Corp. (b)	Industrials	S+ 3.75% (9.21%)	2/1/2028	4,960	4,928	4,966	1.3%
PG&E Corp. (f)	Utilities	S+ 2.50% (7.86%)	6/23/2027	2,140	2,129	2,140	0.6%
PODS, LLC (f)	Paper & Packaging	S+ 3.00% (8.47%)	3/31/2028	4,274	4,064	4,176	1.1%
Polaris Newco, LLC (f)	Business Services	S+ 4.00% (9.47%)	6/2/2028	2,980	2,841	2,936	0.8%
Power Stop, LLC (f)	Transportation	S+ 4.75% (10.21%)	1/26/2029	3,517	3,485	3,071	0.8%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	500	454	469	0.1%
Project Accelerate Parent, LLC (e)	Technology	S+ 4.25% (9.90%)	1/2/2025	15,775	15,777	15,735	4.1%
Proofpoint, Inc. (b)	Software/Services	S+ 3.25% (8.72%)	8/31/2028	6,372	6,328	6,366	1.7%
Protective Industrial Products, Inc. (b)	Industrials	S+ 4.00% (9.47%)	12/29/2027	8,943	8,908	8,474	2.2%
Pug, LLC (f)	Media/Entertainment	S+ 3.50% (8.97%)	2/12/2027	4,861	4,784	4,774	1.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.75% (8.22%)	3/19/2029	7,860	7,860	7,880	2.1%
RealPage, Inc. (f)	Software/Services	S+ 3.00% (8.47%)	4/24/2028	4,987	4,881	4,942	1.3%
Renaissance Holding Corp. (f)	Software/Services	S+ 4.75% (10.11%)	4/8/2030	1,995	1,993	2,000	0.5%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.85%)	4/30/2027	2,458	2,458	2,458	0.6%
Restoration Hardware, Inc. (f)	Retail	S+ 2.50% (7.97%)	10/20/2028	2,494	2,400	2,421	0.6%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 4.00% (9.35%)	11/22/2029	7,553	7,373	7,564	2.0%
RXB Holdings, Inc. (f)	Healthcare	S+ 4.50% (9.97%)	12/20/2027	10,000	10,015	9,933	2.6%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.50%)	3/13/2028	6,808	6,662	6,639	1.7%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (9.21%)	2/23/2029	7,369	7,332	7,380	1.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.95%)	6/28/2026	919	884	901	0.2%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.95%)	6/28/2026	17,004	16,522	16,558	4.4%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (10.24%)	10/15/2025	11,584	11,568	7,842	2.1%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (12.13%) 4.25% PIK	5/10/2027	5,060	4,976	4,605	1.2%
SK Neptune Husky Finance SARL (b)	Chemicals	S+ 10.00% (15.65%)	4/30/2024	647	625	624	0.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.75% (9.11%)	12/14/2026	4,219	4,113	4,216	1.1%
Staples, Inc. (b)	Business Services	S+ 5.00% (10.46%)	4/16/2026	4,848	4,815	4,579	1.2%
Surgery Center Holdings, Inc. (f)	Healthcare	S+ 3.50% (8.86%)	12/19/2030	400	396	401	0.1%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.63%)	3/2/2027	5,372	4,560	4,066	1.1%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

December 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Tecta America Corp. (f)	Industrials	S+ 4.00% (9.47%)	4/10/2028	$8,863	$8,844	$8,874	2.3%
TransDigm, Inc. (f)	Industrials	S+ 3.25% (8.60%)	2/14/2031	6,000	5,986	6,023	1.6%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.75% (9.24%)	2/16/2028	13,054	13,040	13,048	3.4%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (8.86%)	3/31/2028	7,313	7,300	7,236	1.9%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (10.47%)	1/31/2028	1,500	1,463	1,493	0.4%
Truck Hero, Inc. (f)	Transportation	S+ 3.50% (8.97%)	1/31/2028	3,454	3,364	3,400	0.9%
UKG, Inc. (f)	Technology	S+ 4.50% (9.99%)	5/4/2026	3,576	3,497	3,585	0.9%
Ultimate Software Group, Inc. (f)	Technology	S+ 3.75% (9.23%)	5/4/2026	1,191	1,171	1,193	0.3%
United Airlines, Inc. (f)	Transportation	S+ 3.75% (9.22%)	4/21/2028	2,959	2,950	2,966	0.8%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	448	469	0.1%
University Support Services, LLC (f)	Education	S+ 3.25% (8.71%)	2/12/2029	4,900	4,884	4,895	1.3%
Urban One, Inc. (f)	Media/Entertainment	7.38%	2/1/2028	5,000	5,116	4,235	1.1%
US Anesthesia Partners, Inc. (f)	Healthcare	S+ 4.25% (9.71%)	10/2/2028	3,556	3,160	3,241	0.9%
Venga Finance SARL (b)	Telecom	S+ 4.75% (10.40%)	6/28/2029	3,950	3,844	3,913	1.0%
Venture Global Calcasieu Pass, LLC	Energy	3.88%	8/15/2029	2,000	1,673	1,816	0.5%
Vyaire Medical, Inc. (f)	Healthcare	S+ 4.75% (10.41%)	4/16/2025	7,277	6,766	5,264	1.4%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 5.75% (11.39%)	6/19/2026	13,011	12,404	13,012	3.4%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.40%)	3/2/2028	4,903	4,888	4,896	1.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 4.00% (9.47%)	1/8/2027	4,974	4,929	4,979	1.3%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.15%)	8/18/2028	8,893	8,888	5,431	1.4%
Western Dental Services, Inc. (f)	Healthcare	S+ 4.50% (10.15%)	8/18/2028	908	908	554	0.1%
Wilsonart, LLC (b)	Consumer	S+ 3.25% (8.70%)	12/31/2026	7,300	7,297	7,309	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 4.50% (9.84%)	8/1/2030	3,310	3,246	3,328	0.9%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	2,000	1,580	1,720	0.5%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 3.00% (8.47%)	3/9/2027	6,500	5,545	5,564	1.5%
Subtotal Senior Secured First Lien Debt					$801,319	$778,934	205.1%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	S+ 7.25% (12.72%)	6/11/2029	$1,943	$1,924	$1,749	0.5%
Asurion, LLC (b) (f)	Business Services	S+ 5.25% (10.72%)	1/31/2028	9,632	9,404	9,158	2.4%
Edelman Financial Center, LLC (b) (e)	Financials	S+ 6.75% (12.22%)	7/20/2026	7,972	7,932	7,962	2.1%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.28%)	3/2/2029	1,545	1,494	1,475	0.4%
Subtotal Senior Secured Second Lien Debt					$20,754	$20,344	5.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

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
For the year ended December 31, 2024

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

Below is certain summarized financial information for SLF as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024 and December 31, 2023:

Selected Statements of Assets and Liabilities Information	December 31,	December 31,
	2024	2023
ASSETS
Investments, at fair value (amortized cost of $1,116,992 and $908,094, respectively)	$1,103,160	$877,688
Cash and other assets	48,176	68,917
Total assets	$1,151,336	$946,605

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,469 and $1,695, respectively)	$588,531	$481,805
Secured borrowings	4,599	39,959
Other liabilities	57,568	45,124
Total Liabilities	$650,698	$566,888

MEMBERS’ CAPITAL
Total members’ capital	$500,638	$379,717

Total liabilities and members’ capital	$1,151,336	$946,605

Selected Statements of Operations Information	For the years ended December 31,
	2024	2023	2022
Investment income:
Total investment income	$102,587	$96,017	$69,988

Operating expenses:
Interest and credit facility financing expenses	42,265	41,603	24,003
Other expenses	2,482	2,404	2,498
Total expenses	44,747	44,007	26,501

Net investment income	57,840	52,010	43,487

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	2,120	26,781	(75,053)

Net increase (decrease) in members’ capital resulting from operations	$59,960	$78,791	$(31,566)

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. As of December 31, 2024 and for the year ended December 31, 2024, the Company’s investment in Post Road Equipment Finance, LLC exceeded the threshold of at least one of the tests under Rule 4-08(g) while the Company’s investment in FBLC Senior Loan Fund, LLC exceeded the threshold of at least one of the tests under Rule 3-09. Included below is the summarized financial information of Post Road Equipment Finance LLC. The audited financial statements of FBLC Senior Loan Fund, LLC are included as an exhibit in this Annual Report on Form 10-K. Summarized financial information for FBLC Senior Loan Fund, LLC is also provided above in Note 3 - Fair Value of Financial Instruments.

Selected Balance Sheet Information	As of December 31,	As of December 31,
	2024	2023

Total Assets	$1,197,913	$1,066,072
Total Liabilities	1,034,298	909,923

Selected Income Statement Information	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2024	2023	2022

Revenues	$132,041	$109,875	$92,173
Net income	20,463	9,871	25,798

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Effective upon the closing of the Mergers on January 24, 2024, the Management Fee payable under the Amended and Restated Investment Advisory Agreement, is calculated at an annual rate of 1.50% of our average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of our average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1.0 of debt outstanding for each $1.0 of equity). The Management Fees payable under the Amended and Restated Investment Advisory Agreement are calculated in the same manner as the post-liquidity event calculation under the Investment Advisory Agreement.
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
As of December 31, 2024 and December 31, 2023, $15.2 million and $1.1 million was payable to the Adviser for Management Fees, respectively.
For the year ended December 31, 2024, the Company incurred $54.1 million in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement. For the years ended December 31, 2023 and 2022, the Company incurred $4.2 million and $3.4 million, respectively, in Management Fees under the Investment Advisory Agreement.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Under the Amended and Restated Investment Advisory Agreement, effective upon the closing of the Mergers on January 24, 2024, the incentive fee on income for each quarter is calculated as follows:

• No incentive fee on income in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the Preferred Return of 1.50%, or 6.00% annualized, on net assets;
• 100% of Pre-Incentive Fee Net Investment Income, if any, that exceeds the Preferred Return but is less than or equal to 1.8175% in any calendar quarter (7.27% annualized), which portion of the incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of Pre-Incentive Fee Net Investment Income when Pre-Incentive Fee Net Investment Income reaches 1.8175% (7.27% annualized) in any calendar quarter; and
• For any quarter in which Pre-Incentive Fee Net Investment Income exceeds 1.8175% (7.27% annualized), the incentive fee on income equals 17.5% of the amount of Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.
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
As of December 31, 2024, $9.0 million was payable to the Adviser for the incentive fee on income. As of December 31, 2023, there was no payable to the Adviser for incentive fee on income.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
For the year ended December 31, 2024, the Company incurred $36.0 million in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the years ended December 31, 2023 and 2022, the Company incurred $7.7 million and $4.7 million in incentive fees on income under the Investment Advisory Agreement, none of which was payable to the Adviser.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on cumulative realized capital gains of the Company net of cumulative realized capital losses and unrealized capital depreciation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). Effective upon the closing of the Mergers on January 24, 2024, under the Amended and Restated Investment Advisory Agreement, the incentive fee on capital gains equals 17.5% of our incentive fee capital gains calculated for periods ending after the date of the Amended and Restated Investment Advisory Agreement, on a cumulative basis from the date of our election to be regulated as a BDC. In addition, the calculation of realized capital gains, realized capital losses and unrealized capital appreciation or depreciation does not include any such amounts resulting solely from merger-related accounting adjustments in connection with the assets acquired in the Mergers.
Prior to the Mergers, and prior to a liquidity event, this fee equaled 15% of the Company’s incentive fee capital gains under the Investment Advisory Agreement, which equals realized capital gains of the Company on a cumulative basis from the date of the Company’s election to be regulated as a BDC, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains during operations. Following a liquidity event, the incentive fee on capital gains during operations under the Investment Advisory Agreement equaled 17.5% of the Company’s incentive fee capital gains calculated as described above, on a cumulative basis from the date of the Company’s election to be regulated as a BDC.

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
For the years ended December 31, 2024 and 2023, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP. For the year ended December 31, 2022, the Company accrued $(0.4) million in incentive fees on capital gains in accordance with U.S. GAAP, none of which was payable to the Adviser under the Investment Advisory Agreement.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of December 31, 2024 and December 31, 2023, $3.2 million and $1.2 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For the years ended December 31, 2024, 2023, and 2022, the Company incurred $3.1 million, $1.2 million, and $0.8 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
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
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of December 31, 2024, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.1 billion and the Company’s asset coverage was 189%.
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility were secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility were nonrecourse to the Company. Any amounts borrowed under the MS Credit Facility were scheduled to mature on March 15, 2025. Prior to the Third Amendment (defined below), borrowings under the MS Credit Facility bore interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest was payable quarterly in arrears. FBCC Lending was subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts were less than such minimum utilization requirement. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Credit Facility.
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
On January 31, 2022, FBCC Lending amended the MS Credit Facility to, among other things, increase the maximum permissible borrowings from $250.0 million to $300.0 million on a committed basis, transition the benchmark rate to Adjusted Term SOFR and included the Canadian Imperial Bank of Commerce ("CIBC") as a lender (the “Third Amendment”). Following the Third Amendment, borrowings under the MS Credit Facility bore interest at Adjusted Term SOFR, with an Adjusted Term SOFR floor of zero, plus a spread of 2.00%. FBCC Lending was subject to non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility, at three month SOFR floor of zero, plus spread of 1.125%, if drawn amounts were less than such minimum utilization requirement. The entire facility was subject to a 0.25% administrative agent fee.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
On June 28, 2022, FBCC Lending entered into a fourth amendment (together with any documents executed in connection therewith, the “Fourth Amendment”) to the MS Credit Facility. The Fourth Amendment, among other things, increased the maximum permissible borrowings under the MS Credit Facility to $400.0 million from $300.0 million on a committed basis and amends the spread on borrowings under the MS Credit Facility to 2.25%.
The MS Credit Facility was refinanced into the JPM Credit Facility (defined below) on October 4, 2023. As a result of the refinancing to the JPM Credit Facility, the Company incurred a realized loss on extinguishment of debt of $1.5 million.
MS Subscription Facility
On April 22, 2021, the Company entered into a $50.0 million revolving credit agreement (the “MS Subscription Facility”) with Morgan Stanley Asset Funding, Inc., as administrative agent and sole lead arranger, and Morgan Stanley Bank, N.A., as the letter of credit issuer and lender. The MS Subscription Facility was subject to certain restrictions, including availability under the borrowing base, which is based on unfunded capital commitments. The amount of permissible borrowings under the MS Subscription Facility may have been increased up to an aggregate of $150.0 million with the consent of the lenders. The MS Subscription Facility had a maturity date of April 22, 2022, which may have been extended for an additional two terms of not more than 12 months each with the consent of the administrative agent and lenders. On April 20, 2022, the Company entered into a first amendment (the “First Amendment”) to the MS Subscription Facility, which extended the maturity date to April 21, 2023, which may be extended for an additional term of not more than 12 months each with the consent of the administrative agent and lenders. On September 30, 2022, pursuant to the terms of the agreement, the Company voluntarily reduced commitments from $50.0 million to $44.5 million and on December 9, 2022, pursuant to the terms of the agreement, the Company voluntarily reduced commitments from $44.5 million to $25.5 million (together, the “MS Subscription Facility Downsizes”).

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

The MS Subscription Facility was terminated on March 29, 2023.

JPM Credit Facility
On October 4, 2023, the Company refinanced the MS Credit Facility into a $400.0 million credit facility with FBCC Jupiter Funding, LLC, a wholly-owned, consolidated special purpose financing subsidiary of the Company, as borrower (“Jupiter Funding”), the Adviser, as portfolio manager, the lenders party thereto, U.S. Bank National Association, as securities intermediary, U.S. Bank Trust Company, National Association as collateral administrator and collateral agent, and JPMorgan Chase Bank, National Association, as administrative agent (the “JPM Credit Facility”). The JPM Credit Facility provides for borrowings through October 4, 2026, and any amounts borrowed under the JPM Credit Facility will mature on October 4, 2027. Borrowings under the JPM Credit Facility bore interest at a benchmark rate of SOFR, plus a margin of 2.75% per annum, which was inclusive of an administrative agent fee. Interest is payable quarterly in arrears. Jupiter Funding was subject to a non-usage fee of 0.75%, which was inclusive of the administrative agent fee, to the extent the commitments available under the JPM Credit Facility have not been borrowed. Jupiter Funding paid an upfront fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
On December 27, 2024, Jupiter Funding entered into the First Amendment to Loan and Security Agreement (the “First Amendment”), which amends the JPM Credit Facility, by and among Jupiter Funding, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.
The First Amendment, among other things, (i) extends the Reinvestment Period from October 2026 to October 2028, (ii) increases the commitment increase option from total Financing Commitments of up to $800.0 million to total Financing Commitments of up to $1,050.0 million, (iii) increases the Facility Commitments from $400.0 million to $800.0 million, (iv) extends the Scheduled Termination Date from October 2027 to October 2029, (v) reduces the Applicable Margin from 2.55% to 2.25%, and (vi) removes the administrative agent fee.

On December 27, 2024, concurrent with the closing of the First Amendment, FBLC 57th Street Funding LLC (formerly known as BDCA 57th Street Funding, LLC, “FBLC JPM Credit Facility”), a wholly-owned subsidiary of the Company, merged with and into Jupiter Funding (the “Credit Facility Merger”) pursuant to an Agreement and Plan of Merger, dated as of December 27, 2024 (the “Merger Agreement”), by and between FBCC Jupiter and FBLC JPM Credit Facility, with Jupiter Funding surviving the Credit Facility Merger.

Upon consummation of the Credit Facility Merger, the Amended and Restated Loan and Security Agreement, dated as of April 21, 2021, as amended, among FBLC JPM Credit Facility, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, was terminated and all outstanding obligations were assumed into Jupiter Facility.

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
The FBLC JPM Credit Facility provides for borrowings through September 15, 2026, and any amounts borrowed under the FBLC JPM Credit Facility was scheduled to mature on September 15, 2027. The FBLC JPM Credit Facility had an interest rate of SOFR plus 2.80% (subject to further increases consistent with the terms of the FBLC JPM Credit Facility), which was inclusive of an administrative agent fee. The FBLC JPM Credit Facility was subject to a non-usage fee to be 0.75%, inclusive of an administrative agent fee. The non-usage fee of 0.75% (inclusive of an administrative agent fee) applied to the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. FBCC and 57th Street were permitted to submit a commitment increase request to up to $800.0 million.
57th Street’s obligations under the FBLC JPM Credit Facility were secured by a first priority security interest in substantially all of the assets of 57th Street, including its portfolio of investments and FBCC’s equity interest in 57th Street. The obligations of 57th Street under the FBLC JPM Credit Facility were non-recourse to FBCC.
In connection with the FBLC JPM Credit Facility, FBCC and 57th Street have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The FBLC JPM Credit Facility contained customary default provisions pursuant to which the administrative agent and the lenders under the FBLC JPM Credit Facility may terminate FBCC in its capacity as collateral manager/portfolio manager under the FBLC JPM Credit Facility. Upon the occurrence of an event of default under the FBLC JPM Credit Facility, the administrative agent or the lenders may have declared the outstanding advances and all other obligations under the FBLC JPM Credit Facility immediately due and payable.
On December 27, 2024, FBLC JPM Credit Facility merged with and into Jupiter Funding pursuant to the Merger Agreement by and between FBCC Jupiter and FBLC JPM Credit Facility, with Jupiter Funding surviving the Credit Facility Merger.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
2024 Notes

On January 24, 2024, as a result of the consummation of the Mergers, the Company became an obligor of $100.0 million aggregate principal amount of 4.85% fixed rate notes due 2024 (the “2024 Notes”), originally issued by FBLC. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The 2024 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”) and a Third Supplemental Indenture, dated as of December 5, 2019, with U.S. Bank Trust Company, National Association, as trustee. The 2024 Notes will mature on December 15, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes. The 2024 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and U.S. Bank Trust Company, National Association if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

The 2024 Notes were paid off upon maturity on December 15, 2024.

2026 Notes
On January 24, 2024, as a result of the consummation of the Mergers, the Company became an obligor of $300.0 million aggregate principal amount of 3.25% fixed rate notes due 2026 (the “Restricted 2026 Notes”), originally issued by FBLC. The Restricted 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), and a Supplemental Indenture, dated as of March 29, 2021, with U.S. Bank Trust Company, National Association as trustee. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the “Unrestricted 2026 Notes” and, together with the Restricted 2026 Notes, the “2026 Notes”), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes. The 2026 Notes will mature on March 30, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
2029 Notes

On May 6, 2024, the Company issued $300.0 million aggregate principal amount of 7.20% notes due 2029 (the “2029 Notes”) in a private offering to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. The 2029 Notes were issued pursuant to the 2021 Indenture, and a Third Supplemental Indenture, dated as of May 6, 2024 (the “Third Supplemental Indenture” and, together with the 2021 Indenture, the “2029 Indenture”), between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes will mature on June 15, 2029 unless repurchased or redeemed in accordance with their terms prior to such date. The 2029 Notes bear interest at a rate of 7.20% per year payable semi-annually on June 15 and December 15 of each year, commencing on December 15, 2024. The 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2029 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s consolidated and unconsolidated subsidiaries, financing vehicles or similar facilities. The 2029 Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2029 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2029 Indenture. In addition, if a change of control repurchase event, as defined in the 2029 Indenture, occurs prior to maturity, holders of the 2029 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2029 Notes at a repurchase price equal to 100% of the principal amount of the 2029 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. In connection with the offer and sale of the 2029 Notes, the Company entered into a Registration Rights Agreement, dated as of May 6, 2024 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement relating to an offer to exchange the 2029 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2029 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the 2029 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2029 Notes.

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
The following table represents borrowings as of December 31, 2024:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$800,000	$625,669	$(3,403)	$622,266
JPM Revolver Facility	12/8/2028	505,000	439,216	—	439,216
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,400	(5,144)	393,256
Total		$2,305,000	$2,063,285	$(8,547)	$2,054,738

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
The following table represents borrowings as of December 31, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2027	$400,000	$322,000	$(2,082)	$319,918
Total		$400,000	$322,000	$(2,082)	$319,918

The weighted average annualized interest cost for all facility borrowings and unsecured notes for the years ended December 31, 2024 and 2023 was 6.72% and 7.76%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for the years ended December 31, 2024 and 2023 was $1.6 billion and $0.3 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the years ended December 31, 2024 and 2023 was $2.1 billion and $0.4 billion, respectively.
Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2024 and December 31, 2023, the Company had no short-term borrowings outstanding. For the year ended December 31, 2024, the Company recorded no interest expense in connection with short-term borrowings. For the years ended December 31, 2023 and 2022, the Company recorded interest expense of $1.7 million and $2.2 million, respectively, in connection with short-term borrowings. For the year ended December 31, 2024, the Company did not have short term borrowings. For the period January 1, 2023 through August 14, 2023 (period for which the Company had short-term borrowings), the Company had an average outstanding balance of short-term borrowings of $32.7 million and bore interest at a weighted average rate of 0.02%.
Secured Borrowings

On August 21, 2023, the Company entered into a total return swap (“TRS”) with Nomura. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The Company pays interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. On April 24, 2024, the rate was amended to three-month SOFR plus 2.80% per annum. Upon the termination or repayment of any loan under the TRS, the Company will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS was February 17, 2025. The Company may terminate the TRS prior to February 17, 2025 upon the occurrence of certain events but in certain circumstances may be required to pay certain termination fees. On February 17, 2025, the Company amended the contract and extended the scheduled termination date to April 21, 2025.

As of December 31, 2024 and December 31, 2023, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
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

As of December 31, 2024 and December 31, 2023, the Company had secured borrowings outstanding of $30.8 million and $33.3 million, respectively. For the years ended December 31, 2024, and 2023, the Company recorded interest expense of $1.9 million and $0.8 million, respectively, in connection with secured borrowings. For the year ended December 31, 2022, the Company did not record interest expense, in connection with secured borrowings. For the year ended December 31, 2024, the Company had an average outstanding balance of secured borrowings of $31.2 million and bore interest at a weighted average rate of 6.25%. For the period August 21, 2023 through December 31, 2023, the Company had an average outstanding balance of secured borrowings of $30.5 million and bore interest at a weighted average rate of 8.98%.
The following table represents interest and debt fees for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$24,154	$557	$1,478
FBLC JPM Credit Facility	(5)	(6)	23,243	—	1,286
JPM Revolver Facility	(7)	0.38%	14,984	—	1,132
Wells Fargo Credit Facility	(8)	(9)	18,254	—	390
2024 Notes	4.85%	n/a	4,338	—	10
2026 Notes	3.25%	n/a	9,202	—	10
2029 Notes	7.20%	n/a	15,340	619	372
Secured borrowings	(10)	n/a	1,949	131	—
Total			$111,464	$1,307	$4,678
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, and administrative agent fees.
(3)    From January 1, 2024 through December 27, 2024, the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.75% per annum, inclusive of an administrative agent fee of 0.20%. From December 28, 2024 through December 31, 2024, the interest rate was amended to three-month Term SOFR, plus a spread of 2.25% per annum.
(4) From January 1, 2024 through December 27, 2024, the JPM Credit Facility had a non-usage fee per annum of 0.75%, which was inclusive of the administrative agent fee of 0.20%. From December 28, 2024 through December 31, 2024, the non-usage fee per annum was 0.55%.
(5)    From January 24, 2024 through December 27, 2024, the FBLC JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.80% per annum, inclusive of an administrative agent fee of 0.20%.
(6)    From January 24, 2024 through December 27, 2024, the non-usage fee per annum was 0.75%, inclusive of an administrative fee of 0.20%.
(7)    From January 24, 2024 through December 31, 2024, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(8)    From January 24, 2024 through August 30, 2024, the Wells Fargo Credit Facility had an interest rate of daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.75% per annum. From August 31, 2024 through December 31, 2024, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum.
(9)    From January 24, 2024 through August 30, 2024, the non-usage fee per annum was 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance. From August 31, 2024 through December 31, 2024, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
(10)    From January 1, 2024 through April 23, 2024, the interest rate was three-month SOFR plus 3.60% per annum. From April 24, 2024 through December 31, 2024, the interest rate was amended to be three-month SOFR plus 2.80% per annum.

With respect to all of the FBLC borrowings assumed by the Company, interest expense and debt fees for the period from January 24, 2024 to December 31, 2024 were recognized by the Company and included within the related debt disclosures herein. Disclosures exclude any expenses from the FBLC borrowings incurred prior to the Mergers.

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
(3)     From January 1, 2023 to December 31, 2023, the MS Credit Facility had an interest rate priced at Term SOFR, plus a spread of 2.25%.
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
(4)    From January 1, 2022 through April 19, 2022 the MS Subscription Facility bore interest at a rate of Adjusted LIBOR for the applicable interest period plus 2.00% per annum. From April 20, 2022 through December 31, 2022 bore interest at a rate of Term SOFR with a one-month Interest Period plus a spread of 2.10% per annum.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
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
At December 31, 2024, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2024 and December 31, 2023, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of December 31, 2024	Fair Value as of December 31, 2024
JPM Credit Facility	3	$625,669	$625,669
JPM Revolver Facility	3	439,216	439,216
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	291,444
2029 Notes	3	398,400	407,968
Total		$2,063,285	$2,064,297

	Level	Carrying Amount as of December 31, 2023	Fair Value as of December 31, 2023
JPM Credit Facility	3	$322,000	$322,000
Total		$322,000	$322,000

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 6 - Derivatives

Interest Rate Swap

The Company may enter into interest rate swaps from time to time in an effort to mitigate its exposure to fluctuations in interest rates. Interest rate swaps are agreements in which one party pays a stream of interest payments, either fixed or floating, in exchange for another party’s stream of interest payments, either fixed or floating, on the same notional amount for a specified period of time. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation on the consolidated statements of assets and liabilities. As of December 31, 2024, there is no unrealized appreciation or deprecation on the interest rate swap given the investment was made on December 31, 2024. Realized gains or losses are recognized when contracts are settled.
As of December 31, 2024, the interest rate swap is classified within Level 2 of the fair value hierarchy and is subject to ISDA Master Agreements or similar agreements. As of December 31, 2023, the Company did not hold any interest rate swaps. Refer to the consolidated schedule of investments for additional details regarding the interest rate swap.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 7 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2024, the Company had unfunded commitments on delayed draw term loans of $241.0 million, unfunded commitments on revolver term loans of $207.9 million, and unfunded commitments on term loans of $0.6 million. As of December 31, 2023, the Company had unfunded commitments on delayed draw term loans of $34.3 million and unfunded commitments on revolver term loans of $42.2 million. The Company maintains sufficient cash on hand, and available borrowings to fund such unfunded commitments.
As of December 31, 2024, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,643
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,951	265
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	16
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	4,574	648
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,480	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,864
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,898	10,898
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	6,020	6,020
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	22,847
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,695	1,695
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Capstone Logistics	Senior Secured First Lien Debt	Delayed Draw	208	208
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,939	5,939
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,376
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,262	2,262
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FloWorks International, LLC	Senior Secured First Lien Debt	Delayed Draw	4,958	4,958
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,431
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	3,046
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Delayed Draw	1,970	1,970

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Revolver	$1,050	$919
HealthEdge Software, Inc.	Senior Secured First Lien Debt	Revolver	2,870	2,870
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,811	1,162
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	77
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	213
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,429	11,429
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	2,028	203
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	1,761	1,761
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	925
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,377	6,932
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	3,384
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	68
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	612	612
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	694
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,886	4,886
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,773	9,773
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver	4,885	4,885
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	6,772	6,125
Norvax, LLC	Senior Secured First Lien Debt	Revolver	576	381
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	516
PlayPower, Inc.	Senior Secured First Lien Debt	Revolver	2,617	2,617
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	9,667	9,667
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	17,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,527	9,527
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Revolver	1,248	1,248
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	$4,447	$4,447
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	2,768
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	5,502
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	6,743	6,743
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	7,312
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,741
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,292
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,877	4,877
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,850	2,850
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,605	12,605
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,464	4,464
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,488	2,488
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,661	867
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,617	10,437
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	4,370
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	16,004	16,004
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$521,359	$449,546
As of December 31, 2023, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$533	$533
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,637	1,637
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,745	740
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,024	1,019
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,444	2,444
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	1,990	1,990
Center Phase Energy, LLC	Senior Secured First Lien Debt	Revolver	6,593	6,593

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	$998	$912
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Delayed Draw	1,085	1,085
Community Brands ParentCo, LLC	Senior Secured First Lien Debt	Revolver	542	542
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	1,323	1,323
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed Draw	1,450	995
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,851	1,851
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	976	634
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	861	861
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,480	2,737
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver	2,017	2,017
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	452	452
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	632	632
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,536	922
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed Draw	660	660
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	503	503
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,323	6,281
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	1,147	872
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	603	265
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,429	2,572
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	1,704	1,704
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	1,057	1,057
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	1,057	1,057
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,902	2,267
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	741	395
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	638	142
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	196	196
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	4,012	4,012
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed Draw	1,454	1,454
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	581	581
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,720	1,398
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	259	259
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	943	773
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,232	675
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	857	857
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	1,393	859
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	527	527
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	934	934
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,771	3,311
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	1,875	1,875
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	1,358	1,358
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	1,087	145

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

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
Indemnifications
In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that may result in the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such events are remote.
Note 8 - Economic Dependency
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
Note 9 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of December 31, 2024 and as of December 31, 2023, excluding the impact of net assets acquired as a result of the Mergers:

	As of December 31, 2024		As of December 31, 2023
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$900
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$900

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Capital Drawdowns
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2024
April 24, 2024	61,058	$900
Total Capital Drawdowns	61,058	$900
Refer to Note 19 - Merger with FBLC for shares of Common Stock issued in connection with the Mergers.
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
For the year ended December 31, 2024, there were no capital drawdowns of Series A Preferred Stock.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 10 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the years ended December 31, 2024, 2023, and 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2021	15,260,764	$15	$231,200	$4,758	$235,973
Net investment income (loss)	—	—	—	31,470	31,470
Net realized gain (loss) from investment transactions	—	—	—	467	467
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(8,737)	(8,737)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(3)	(3)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,367)	(1,367)
Distributions to common stockholders	—	—	—	(27,309)	(27,309)
Issuance of common stock, net of issuance costs	8,821,043	10	133,844	—	133,854
Reinvested dividends	527,325	—	8,073	—	8,073
Tax adjustment	—	—	2,440	(2,440)	—
Balance as of December 31, 2022	24,609,132	$25	$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—	—	53,575	53,575
Net realized gain (loss) from investment transactions	—	—	—	(987)	(987)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,809)	(7,809)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(17)	(17)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(7,615)	(7,615)
Distributions to common stockholders	—	—	—	(43,574)	(43,574)
Issuance of common stock, net of issuance costs	642,732	1	9,685	—	9,686
Reinvested dividends	828,525	0(1)	12,439	—	12,439
Tax adjustment	—	—	2,651	(2,651)	—
Balance as of December 31, 2023	26,080,389	$26	$400,332	$(12,239)	$388,119
Net investment income (loss)	—	—	—	188,389	188,389
Net realized gain (loss) from investment transactions	—	—	—	(22,825)	(22,825)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(76,301)	(76,301)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(18)	(18)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(7,256)	(7,256)
Distributions to common stockholders	—	—	—	(144,981)	(144,981)
Issuance of shares in connection with the Merger	110,035,780	110	1,594,151	—	1,594,261
Issuance of common stock, net of issuance costs	61,058	0(1)	900	—	900
Repurchases	(2,968,706)	(3)	(43,014)	—	(43,017)
Reinvested dividends	2,279,074	2	33,104	—	33,106
Tax adjustment	—	—	532,417	(532,417)	—
Balance as of December 31, 2024	135,487,595	$135	$2,517,890	$(607,648)	$1,910,377
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
The Company has adopted a distribution reinvestment plan (the “DRIP”) pursuant to which all cash dividends or distributions (“Distributions”) declared by the Board of Directors are reinvested on behalf of investors who do not elect to receive their Distributions in cash (the “Participants”). As a result, if the Board of Directors declares a Distribution, then stockholders who have not elected to “opt out” of the DRIP will have their Distributions automatically reinvested in additional shares of the Company's Common Stock at a price equal to net asset value per share as estimated in good faith by the Company on the payment date. The timing and amount of Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
The following table reflects the Common Stock activity for the year ended December 31, 2024:

	Shares	Value
Shares Sold	110,096,838	$1,595,161
Shares Issued through DRIP	2,279,074	33,106
Share Repurchases	(2,968,706)	(43,017)
	109,407,206	$1,585,250
The following table reflects the Common Stock activity for the year ended December 31, 2023:

	Shares	Value
Shares Sold	642,732	$9,686
Shares Issued through DRIP	828,525	12,439
	1,471,257	$22,125
Note 11 - Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of December 31, 2024, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of December 31, 2024, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2023, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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
For the year ended December 31, 2024
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of December 31, 2024, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2024:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2023	77,500	$77,398
Amortization of offering costs	—	18
Ending Balance, December 31, 2024	77,500	$77,416
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2023:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2022	36,147	$36,093
Issuance of Preferred Stock	41,353	41,353
Offering costs	—	(65)
Amortization of offering costs	—	17
Ending Balance, December 31, 2023	77,500	$77,398
Note 12 - Share Repurchase Program

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
For the year ended December 31, 2024
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

Note 13 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2024, 2023 and 2022.

	For the years ended December 31,
Numerator	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$89,263	$44,779	$23,200
Less: cumulative preferred stock dividends	(6,745)	(8,789)	(2,297)
Less: changes in carrying value of redeemable securities	(18)	(17)	(3)
Numerator for EPS - income available to common stockholders	$82,500	$35,973	$20,900

Denominator
Weighted average common shares outstanding	128,075,163	25,464,652	18,679,387
Basic and diluted earnings per share	$0.64	$1.41	$1.12

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 14 - Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$0.43
May 7, 2024	May 7, 2024	May 13, 2024	$0.29
May 7, 2024 (special)	May 7, 2024	May 13, 2024	$0.04
August 5, 2024	August 5, 2024	August 15, 2024	$0.29
August 5, 2024 (special)	August 5, 2024	August 15, 2024	$0.04
November 8, 2024	November 8, 2024	November 19, 2024	$0.29
November 8, 2024 (special)	November 8, 2024	November 19, 2024	$0.04

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$0.43
April 27, 2023	April 27, 2023	May 5, 2023	$0.43
July 28, 2023	July 28, 2023	August 7, 2023	$0.43
November 8, 2023	November 8, 2023	November 16, 2023	$0.43

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$28.35
May 7, 2024	May 7, 2024	May 13, 2024	$21.76
August 5, 2024	August 5, 2024	August 15, 2024	$21.76
November 8, 2024	November 8, 2024	November 19, 2024	$21.76

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2023
February 24, 2023	February 24, 2023	March 24, 2023	$28.31
April 27, 2023	April 27, 2023	May 5, 2023	$28.35
July 28, 2023	July 28, 2023	August 7, 2023	$28.35
November 8, 2023	November 8, 2023	November 16, 2023	$28.35

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 15 - Income Tax Information and Distributions to Stockholders
The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.
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
The tax character of distributions for the fiscal years ended December 31, 2024, 2023, and 2022 was as follows:

	For the year ended December 31,
	2024		2023		2022
Ordinary income distributions	$ 151,868 (3)	99.8%	$ 50,918 (2)	99.5%	$ 28,676 (1)	100.0%
Capital gains distributions	369	0.2	271	0.5	—	—
Return of capital	—	—	—	—	—	—
Total distributions	$152,237	100.0%	$51,189	100.0%	$28,676	100.0%
(1)     Includes 91.10% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.
(2)     Includes 94.47% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.
(3)     Includes 86.96% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
For the years ended December 31, 2024, 2023, and 2022, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	For the year ended December 31,
	2024	2023	2022
Book income (loss) from operating activities	$81,989	$37,147	$21,830
Net unrealized (gain)/loss on investments	74,213	7,041	7,957
Nondeductible expenses	1,728	131	313
Temporary differences	35,639	5,077	(1,101)
Taxable income before deductions for distributions paid	$193,569	$49,396	$28,999
For the years ended December 31, 2024, 2023, and 2022, the components of accumulated gain and losses on a tax basis were as follows:

	For the year ended December 31,
	2024	2023	2022
Undistributed ordinary income	$43,879	$2,174	$3,586
Undistributed long term gain (loss)	—	369	271
Undistributed capital loss carryforward	—	—	—
Total undistributed net earnings (loss)	43,879	2,543	3,856
Net unrealized gain (loss) on investments	(142,531)	(12,414)	(4,604)
Other accumulated gain (loss) on investments	(508,995)	(2,368)	(388)
Total undistributed taxable income (loss)	$(607,648)	$(12,239)	$(1,136)
As of December 31, 2024, the Company had short-term capital loss carryforwards of $12.8 million and long-term capital loss carryforwards of $390.6 million, with no expiration, available to offset future capital gains. As of December 31, 2023, the Company did not have any short-term or long-term capital loss carryforwards.

At December 31, 2024 and 2023, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023
Tax cost	4,104,970	767,011
Gross unrealized appreciation	102,518	6,733
Gross unrealized depreciation	(245,049)	(19,147)
During the years ended December 31, 2024 and 2023, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable earnings (loss)	Paid in capital
2024	$(532,417)	$532,417
2023	$(2,651)	$2,651
These differences primarily relate to non-deductible excise tax expenses, subsidiaries, investments in partnerships, and merger-related items. Aggregate stockholders' equity was not affected by this reclassification.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Tax information for the fiscal year ended December 31, 2024 is an estimate and will not be finally determined until the
Company files its 2024 tax return.
As of December 31, 2024, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $37.2 million and deferred tax liabilities of $(52.6) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2024, deferred tax assets have been offset by valuation allowances of $0.4 million.
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

As of December 31, 2024, the Company had differences between book basis and tax basis cost of $126.7 million from investments classified as partnerships and non-taxable investment restructurings, and $(74.9) million from investments in domestic subsidiaries and investments acquired via the Mergers. As of December 31, 2023, the Company had differences between book basis and tax basis cost of $(2.0) million from investments in a domestic subsidiary.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 16 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period from January 7, 2021 to December 31, 2021 represents the initial price per share issued on that date. The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, and for the period from January 7, 2021 to December 31, 2021:

	For the years ended December 31,			For the period from January 7, 2021 to December 31,
	2024	2023	2022	2021
Per share data:
Net asset value attributable to common stock, beginning of period	$14.88	$15.13	$15.46	$15.00

Results of operations (1)
Net investment income (loss)	1.47	2.11	1.68	0.78
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.77)	(0.28)	(0.44)	0.52
Net realized loss on extinguishment of debt	—	(0.06)	—	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.70	1.77	1.24	1.30

Accretion to redemption value of Series A redeemable convertible preferred stock (1) (9)	—	—	—	—
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.06)	(0.30)	(0.07)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.64	1.47	1.17	1.30

Stockholder distributions (2)
Common stockholder distributions from net investment income	(1.42)	(1.71)	(1.47)	(0.30)
Common stockholder distributions from capital gains	0.0 (9)	(0.01)	—	—
Net decrease in net assets resulting from stockholder distributions	(1.42)	(1.72)	(1.47)	(0.30)

Other (3)	—	—	(0.03)	(0.54)
Net asset value attributable to common stock, end of period	$14.10	$14.88	$15.13	$15.46

Common shares outstanding at end of period	135,487,595	26,080,389	24,609,132	15,260,764
Total return (4)	4.25%	10.12%	7.62%	3.08%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

	For the years ended December 31,			For the period from January 7, 2021 to December 31,
	2024	2023	2022	2021
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,910,377	$388,119	$372,421	$235,973

Ratio of net investment income to average net assets attributable to common stock	10.23%	13.97%	10.80%	3.49%
Ratio of total expenses to average net assets attributable to common stock (5)	12.21%	12.73%	10.15%	7.76%
Ratio of incentive fees to average net assets attributable to common stock (6)	1.95%	2.01%	1.48%	0.93%
Ratio of total net expenses to average net assets attributable to common stock (7)	12.21%	10.72%	8.67%	6.83%
Ratio of debt related expenses to average net assets attributable to common stock	6.38%	8.12%	5.99%	2.98%
Portfolio turnover rate (8)	18.86%	9.93%	9.03%	3.46%
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
(9)     Rounds to less than $0.01 per share.
Note 17 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2024:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2024
Control Investments
CRS-SPV, Inc. (4) (5)	Senior Secured First Lien Debt	$—	$—	$45	$(45)	$—	$—	$—
Danish CRJ, Ltd. (5)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (3) (5) (7)	Joint Venture	31,969	—	404,934	501	—	(501)	404,934
Kahala US OpCo, LLC (5)	Equity/Other Investments	—	—	2,739	75	—	(506)	2,308
Kahala Ireland OpCo Designated Activity Company (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2024
Kahala Ireland OpCo Designated Activity Company (4) (5)	Equity/Other Investments	$—	$—	$538	$(538)	$—	$—	$—
Kahala US OpCo, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	19	—	714	(714)	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	4	—	227	(227)	—	—	—
MGTF Holdco, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (5)	Senior Secured First Lien Debt	12,882	—	45,598	(688)	6	(13,244)	31,672
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	3,579	11,000	38,999	(14,961)	—	(39)	35,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	117	—	7,000	(4,008)	—	8	3,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	7,940	24,500	38,117	63	—	(81)	62,599
Post Road Equipment Finance, LLC (5) (7)	Equity/Other Investments	10,861	32,600	86,699	142	—	(208)	119,233
Siena Capital Finance, LLC (5)	Subordinated Debt	6,307	—	59,452	(9,902)	(14)	(36)	49,500
Siena Capital Finance, LLC (5)	Equity/Other Investments	11,050	—	77,310	127	—	(127)	77,310
WPNT, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$84,728	$68,100	$762,372	$(30,175)	$(8)	$(14,734)	$785,556

Affiliate Investments
CRS-SPV, Inc. (5)	Equity/Other Investments	$—	$—	$1,559	$2	$—	$143	$1,704
First Eagle Greenway Fund II, LLC	Equity/Other Investments	—	—	374	1	—	(120)	255
Integrated Efficiency Solutions, Inc. (5)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (5)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	16	—	345	(135)	—	—	210
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	99	—	1,406	(12)	—	(1)	1,393
Integrated Efficiency Solutions, Inc. (5)	Senior Secured Second Lien Debt	260	—	1,074	1	—	(629)	446
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	—	—	1,112	(1,112)	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	98	—	2,505	(2,503)	(2)	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	4	—	130	(130)	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	—	—	618	(649)	31	—	—
Lakeview Health Holdings, Inc. (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	782	—	4,199	7	—	31	4,237
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	409	—	5,472	(2,309)	—	(993)	2,170
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (5)	Collateralized Securities	1,338	—	9,257	(7,477)	536	141	2,457
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	—	—	—	—	1,208	1,208

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2024
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	$960	$—	$5,640	$8	$—	$(649)	$4,999
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	1,145	—	10,108	17	—	(13)	10,112
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	3	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other Investments	—	—	960	2	—	(359)	603
Tennenbaum Waterman Fund, LP	Equity/Other Investments	700	—	8,754	(2,066)	—	(886)	5,802
Total Affiliate Investments		$5,814	$—	$53,513	$(16,355)	$565	$(2,127)	$35,596
Total Control & Affiliate Investments		$90,542	$68,100	$815,885	$(46,530)	$557	$(16,861)	$821,152
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
(2)Investment is non-income producing at December 31, 2024.
(3)The Company and CCLF are the members of SLF, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each the Company and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control SLF for purposes of assessing consolidation under U.S. GAAP or otherwise.
(4)Investment no longer held as of December 31, 2024.
(5)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6)Gross of net change in deferred taxes in the amount of $(2.1) million.
(7)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.

Dividends and interest for the year ended December 31, 2024 attributable to Controlled and Affiliated investments no longer held as of December 31, 2024 were $128.3 thousand.
Realized gain (loss) for the year ended December 31, 2024 attributable to Controlled and Affiliated investments no longer held as of December 31, 2024 was $29.3 thousand.
There was no change in unrealized gain (loss) for the year ended December 31, 2024 attributable to Controlled and Affiliated investments no longer held as of December 31, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 18 - Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s Chief Executive Officer, President, and Chief Financial Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). The evaluation of this key metric is used in determining the allocation of resources and the amount of dividends to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as total assets and the significant segment expenses are listed on the accompanying consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 19 - Merger with FBLC

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 20 - Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following tables as of December 31, 2024, 2023, 2022, and 2021.

The following is a summary of the senior securities as of December 31, 2024 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
JPM Credit Facility	$625,669	$—	$—	N/A
JPM Revolver Facility	439,216	—	—	N/A
Wells Fargo Credit Facility	300,000	—	—	N/A
2026 Notes	300,000	—	—	N/A
2029 Notes	398,400	—	—	N/A
Secured borrowings	30,758	—	—	N/A
	$2,094,043	$1,892	$—	N/A

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Redeemable convertible preferred stock Series A	$77,500	$—	$—	N/A
	$77,500	$1,963	$—	N/A

The following is a summary of the senior securities as of December 31, 2023 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
JPM Credit Facility	$322,000	$—	$—	N/A
Secured borrowings	33,344	—	—	N/A
	$355,344	$2,446	$—	N/A

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Redeemable convertible preferred stock Series A	$77,500	$—	$—	N/A
	$77,500	$1,971	$—	N/A

The following is a summary of the senior securities as of December 31, 2022 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Morgan Stanley Credit Facility	$356,500	$—	$—	N/A
Morgan Stanley Subscription Facility	25,400	—	—	N/A
Short-term borrowings	20,792	—	—	N/A
	$402,692	$2,014	$—	N/A

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Redeemable convertible preferred stock Series A	$36,147	$—	$—	N/A
	$36,147	$1,849	$—	N/A

The following is a summary of the senior securities as of December 31, 2021 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Morgan Stanley Credit Facility	$190,000	$—	$—	N/A
Morgan Stanley Subscription Facility	49,900	—	—	N/A
Short-term borrowings	41,302	—	—	N/A
	$281,202	$1,857	$—	N/A

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Redeemable convertible preferred stock Series A	$5,000	$—	$—	N/A
	$5,000	$1,824	$—	N/A
(1) Asset coverage per unit of senior securities representing indebtedness is the ratio of the carrying value of FBCC’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit of senior securities that are stock is the ratio of the carrying value of FBCC’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness plus the aggregate of the of the involuntary liquidation preference of all senior securities that are stock. Secured borrowings, which comprise financing amounts in respect of assets which underlie the Company’s total return swaps, are excluded from the calculation of asset coverage as permitted by Rule 18f-4 promulgated under the 1940 Act. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness or per preferred share, as applicable.
(2) The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(3) Not applicable because senior securities are not registered for public trading.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2024
Note 21 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

JPM Revolver Facility Amendment

On January 16, 2025, the Company amended and restated its JPM Revolver Facility, with the lenders parties thereto, JPMorgan, as administrative agent and as collateral agent, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan, Sumitomo and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers (such second amended and restated agreement, the “Second A&R Credit Facility”).

The Second A&R Credit Facility, among other things, increases the aggregate amount of the lenders’ commitments to $780.0 million and includes an accordion provision to permit increases to the aggregate amount to an amount of up to $1.17 billion, extends the period for borrowings under the Second A&R Credit Facility through January 16, 2029 and extends the maturity date for any amounts borrowed under the Second A&R Credit Facility to January 16, 2030. The other material terms were unchanged. The Company agreed to pay administrative agent fees and incurred other customary costs and expenses in connection with the Second A&R Credit Facility.

Distribution Declarations

On March 10, 2025, the Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around March 18, 2025 to stockholders of record as of March 10, 2025.

On March 10, 2025, the Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around March 18, 2025 to stockholders of record as of March 10, 2025.