Form 10-Q
period 2025-03-31
Franklin BSP Capital Corp
filed 2025-05-13
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 8, 2025 was 136,195,185.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets:	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $731,955 and $800,240, respectively)	$711,630	$785,556
Affiliate Investments, at fair value (amortized cost of $34,512 and $37,723, respectively)	30,812	35,596
Non-Affiliate Investments, at fair value (amortized cost of $3,254,453 and $3,215,215, respectively)	3,170,143	3,144,923
Investments, at fair value (amortized cost of $4,020,920 and $4,053,178, respectively)	3,912,585	3,966,075
Cash and cash equivalents	189,947	119,096
Restricted cash	15,547	11,664
Interest and dividends receivable	50,276	52,467
Receivable for unsettled trades	2,309	5,090
Prepaid expenses and other assets	5,903	6,916
Due from broker	—	7,690
Total assets	$4,176,567	$4,168,998

Liabilities:
Debt (net of deferred financing costs of $11,575 and $8,547, respectively)	$2,121,799	$2,054,738
Secured borrowings	—	30,758
Management fees payable	15,004	15,181
Incentive fees on income payable	9,414	9,017
Accounts payable and accrued expenses	26,582	27,761
Payable for unsettled trades	35	23,995
Interest and debt fees payable	26,282	18,237
Directors' fees payable	31	16
Other liabilities	928	1,502
Unrealized loss on derivatives	238	—
Total liabilities	2,200,313	2,181,205
Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	77,421	77,416
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 136,196,142 issued and outstanding at March 31, 2025, and 135,487,595 issued and outstanding at December 31, 2024	136	135
Additional paid in capital	2,527,880	2,517,890
Total distributable earnings (loss)	(629,183)	(607,648)
Total net assets attributable to common stock	1,898,833	1,910,377
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,176,567	$4,168,998

Net asset value per share attributable to common stock	$13.94	$14.10
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Investment income:
From control investments:
Interest income	$6,030	$12,737
Dividend income	16,377	12,073
Total investment income from control investments	22,407	24,810
From affiliate investments:
Interest income	735	1,776
Total investment income from affiliate investments	735	1,776
From non-affiliate investments:
Interest income	82,451	68,686
Dividend income	303	34
Fee and other income	613	106
Total investment income from non-affiliate investments	83,367	68,826
Interest from cash and cash equivalents	1,008	1,138
Total investment income	107,517	96,550
Operating expenses:
Management fees	14,985	10,557
Incentive fee on income	8,996	8,655
Interest and debt fees	33,852	22,931
Professional fees	2,134	2,043
Other general and administrative	1,793	1,724
Administrative services	220	246
Directors' fees	258	331
Total expenses	62,238	46,487
Net investment income (loss) before income taxes	45,279	50,063
Income tax expense, including excise tax	355	326
Net investment income (loss)	44,924	49,737
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(164)	(5)
Affiliate investments	137	—
Non-affiliate investments	3,490	1,288
Net realized gain (loss) on derivatives	(11)	—
Total net realized gain (loss)	3,452	1,283
Net change in unrealized appreciation (depreciation) on investments
Control investments	(5,641)	(8,835)
Affiliate investments	(1,573)	(2,810)
Non-affiliate investments	(14,018)	(12,864)
Net change in deferred taxes	(2,047)	(291)
Net change in unrealized appreciation (depreciation) on derivatives	(238)	—
Total net change in unrealized appreciation (depreciation) on investments	(23,517)	(24,800)
Net realized and unrealized gain (loss)	(20,065)	(23,517)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$24,859	$26,220
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	(1,686)	(2,197)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$23,168	$24,018

Per share information
Net investment income (loss)	$0.33	$0.49
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.18	$0.26
Basic and diluted earnings (loss) per share	$0.17	$0.24
Weighted average common shares outstanding	135,597,814	101,246,978

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Operations:
Net investment income (loss)	$44,924	$49,737
Net realized gain (loss) from investments	3,463	1,283
Net realized gain (loss) on derivatives	(11)	—
Net change in unrealized appreciation (depreciation) on investments	(21,232)	(24,509)
Net change in unrealized appreciation (depreciation) on derivative contracts	(238)	—
Net change in deferred taxes	(2,047)	(291)
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	(1,686)	(2,197)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	23,168	24,018
Stockholder distributions:
Common stockholder distributions	(44,703)	(11,182)
Net decrease in net assets attributable to common stock from stockholder distributions	(44,703)	(11,182)
Capital share transactions:
Issuance of common stock in connection with the Mergers	—	1,594,261
Reinvestment of common stockholder distributions	9,991	3,342
Net increase in net assets attributable to common stock from capital share transactions	9,991	1,597,603
Total increase (decrease) in net assets attributable to common stock	(11,544)	1,610,439
Net assets at beginning of period attributable to common stock	1,910,377	388,119
Net assets at end of period attributable to common stock	$1,898,833	$1,998,558

Net asset value per share attributable to common stock	$13.94	$14.66
Common shares outstanding at end of period	136,196,142	136,335,073

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$24,859	$26,220
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(3,790)	(4,292)
Net accretion of discount on investments	(3,603)	(11,988)
Amortization of deferred financing costs	599	269
Amortization of discount on unsecured notes	158	—
Amortization of premium on unsecured notes	(69)	—
Sales and repayments of investments	323,902	151,308
Purchases of investments	(282,505)	(67,119)
Net realized (gain) loss from investments	(3,463)	(1,283)
Net realized (gain) loss on derivatives	11	—
Net change in unrealized (appreciation) depreciation on investments	21,232	24,509
Net change in unrealized (appreciation) depreciation on derivatives	238	—
(Increase) decrease in operating assets:
Interest and dividend receivable	2,190	2,210
Receivable for unsettled trades	2,781	(5,062)
Prepaid expenses and other assets	1,013	(1,658)
Due from broker	7,690	646
Cash received in the Mergers	—	58,478
Increase (decrease) in operating liabilities:
Management fees payable	(177)	6,815
Incentive fees on income payable	397	5,524
Accounts payable and accrued expenses	(1,177)	(1,492)
Payable for unsettled trades	(23,961)	—
Interest and debt fees payable	8,045	13,278
Directors' fees payable	15	(393)
Other liabilities	(574)	27
Net cash provided by (used in) operating activities	$73,811	$195,997
Financing activities
Repayments of secured borrowings	$(29,052)	$—
Proceeds from debt	195,000	66,000
Payments on debt	(125,000)	(193,000)
Payments of financing costs	(3,627)	—
Common stockholder distributions	(34,712)	(7,853)
Preferred stockholder distributions	(1,686)	(2,197)
Net cash provided by (used in) financing activities	$923	$(137,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	74,734	58,947
Cash, cash equivalents and restricted cash, beginning of period	130,760	55,222
Cash, cash equivalents and restricted cash, end of period	$205,494	$114,169
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
Supplemental and non-cash activities:	2025	2024
Non-cash repayments of secured borrowings	$1,706	$2,586
Interest and non-usage fees paid during the period	$24,595	$9,230
Net taxes paid, including excise tax, during the period	$720	$4,113
Distributions reinvested during the period	$9,991	$3,342
Issuance of shares in connection with Mergers (1)	$—	$1,594,261
(1) On January 24, 2024, in connection with the Mergers (as defined in Note 1 – Organization), the Company acquired net assets of $1,594.3 million for the total stock consideration of $1,598.9 million, inclusive of $4.6 million of transaction costs. For further details, refer to Note 19 – Merger with FBLC.

	As of March 31,
	2025	2024
Cash and cash equivalents	$189,947	$96,447
Restricted cash	15,547	17,722
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$205,494	$114,169

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 157.6% (d)
1236904 BC, Ltd. (e) (n)	Software/Services		S+ 7.50% (11.94%), 3/4/2027	$14,624	$14,709	$14,624	0.8%
1236904 BC, Ltd. (e) (n) (p)	Software/Services		S+ 5.50% (10.17%), 3/4/2027	17,972	17,605	17,379	0.9%
ADCS Clinics Intermediate Holdings, LLC (e)	Healthcare		S+ 6.25% (10.78%), 5/7/2027	125	124	124	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Healthcare		S+ 6.25% (10.60%), 5/7/2026	411	409	397	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.64%), 5/7/2027	3,884	3,853	3,855	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.78%), 5/7/2027	18,947	18,800	18,805	1.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.25%, 5/8/2030	—	(71)	—	—%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.25%, 5/8/2030	—	(85)	—	—%
Adelaide Borrower, LLC (e) (n) (p)	Software/Services		S+ 6.25% (10.55%), 5/8/2030	35,284	34,655	35,285	1.9%
Alera Group Intermediate Holdings, Inc. (e)	Financials		S+ 5.75% (10.08%), 10/2/2028	4,938	4,917	4,938	0.3%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (9.58%), 10/2/2028	8,587	8,555	8,587	0.5%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (9.58%), 10/2/2028	17,223	17,157	17,223	0.9%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (8.44%), 6/9/2028	1,992	1,990	1,628	0.1%
Arch Global Precision, LLC (e)	Industrials		S+ 4.75% (9.15%), 4/1/2026	2,302	2,304	2,302	0.1%
Arch Global Precision, LLC (e) (h)	Industrials		S+ 4.75% (9.15%), 1/2/2026	992	993	992	0.1%
Arch Global Precision, LLC (e) (n) (p)	Industrials		S+ 4.75% (9.15%), 4/1/2026	7,307	7,312	7,307	0.4%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 5.25% (9.55%), 1/31/2032	1,511	1,478	1,459	0.1%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 5.25% (9.55%), 1/31/2031	1,687	1,652	1,652	0.1%
Arctic Holdco, LLC (e) (n) (p)	Paper & Packaging		S+ 5.25% (9.55%), 1/31/2032	46,270	45,837	45,818	2.4%
Armada Parent, Inc. (e) (h)	Industrials		S+ 5.75% (10.18%), 10/29/2027	655	634	655	0.0%
Armada Parent, Inc. (e) (h) (n)	Industrials		S+ 5.75% (10.16%), 10/29/2027	3,195	3,159	3,195	0.2%
Armada Parent, Inc. (e) (n)	Industrials		S+ 5.75% (10.16%), 10/29/2027	63,405	62,770	63,405	3.3%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/28/2031	—	(12)	(24)	0.0%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/26/2030	—	(17)	(17)	0.0%
Artifact Bidco, Inc. (e) (n) (p)	Software/Services		S+ 4.50% (8.80%), 7/28/2031	10,875	10,778	10,777	0.6%
AuditBoard, Inc. (e)	Software/Services		S+ 4.75% (9.05%), 7/14/2031	22,887	22,677	22,681	1.2%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/14/2031	—	(49)	(98)	0.0%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/14/2031	—	(39)	(39)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Aventine Holdings, LLC (e) (n)	Media/Entertainment		S+ 6.00% (10.40%) 3.00% PIK, 6/18/2027	$16,490	$16,364	$16,274	0.9%
Aventine Holdings, LLC (e) (n) (p)	Media/Entertainment		S+ 6.00% (10.40%) 3.00% PIK, 6/18/2027	41,654	41,339	41,108	2.2%
Axiom Global, Inc. (e) (n) (p)	Business Services		S+ 4.75% (9.14%), 10/2/2028	47,013	46,805	47,014	2.5%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (10.83%), 3/19/2031	9,961	9,828	9,961	0.5%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (10.83%), 3/19/2031	22,639	22,336	22,639	1.2%
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.50%, 3/19/2031	—	(46)	—	—%
BCPE Oceandrive Buyer, Inc. (e) (j)	Healthcare		S+ 6.25% (10.67%) PIK, 12/30/2026	5,428	5,108	2,171	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n)	Healthcare		S+ 6.25% (10.64%) PIK, 12/29/2028	2,837	2,690	1,135	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n) (p)	Healthcare		S+ 6.25% (10.64%) PIK, 12/29/2028	5,585	5,274	2,234	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n) (p)	Healthcare		S+ 6.25% (10.64%) PIK, 12/29/2028	33,514	31,676	13,406	0.7%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(108)	(217)	0.0%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(61)	(61)	0.0%
Big Apple Advisory, LLC (e) (n) (p)	Business Services		S+ 4.50% (8.80%), 11/18/2031	47,523	47,083	47,071	2.5%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00%, 7/10/2031	—	(10)	—	—%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00% (9.30%), 7/10/2031	20	13	20	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Utilities		S+ 5.00% (9.30%), 7/10/2031	5,451	5,388	5,451	0.3%
Capstone Acquisition Holdings, Inc. (e) (h)	Transportation		S+ 4.50%, 11/12/2029	—	(1)	—	—%
Capstone Acquisition Holdings, Inc. (e) (n)	Transportation		S+ 4.50% (8.93%), 11/12/2029	20,706	20,719	20,706	1.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.75% (9.04%), 11/18/2031	967	935	911	0.0%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.75% (9.07%), 11/18/2031	679	653	653	0.0%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Business Services		S+ 4.75% (9.07%), 11/18/2031	11,708	11,597	11,597	0.6%
Center Phase Energy, LLC (e) (n)	Utilities		S+ 6.00% (10.47%), 6/23/2027	10,305	10,214	10,305	0.5%
Cold Spring Brewing, Co. (e) (n) (p)	Food & Beverage		S+ 4.75% (9.07%), 12/10/2029	23,523	23,305	23,302	1.2%
Communication Technology Intermediate, LLC (e) (h)	Business Services		S+ 5.50% (9.83%), 5/5/2027	1,188	1,181	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.83%), 5/5/2027	24,865	24,791	24,865	1.3%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.83%), 5/5/2027	24,541	24,352	24,541	1.3%
Communication Technology Intermediate, LLC (e) (n) (p)	Business Services		S+ 5.50% (9.83%), 5/5/2027	8,649	8,634	8,649	0.5%
Consolidated Precision Products Corp. (e) (r)	Industrials		10.14%, 1/1/2030	24,132	24,132	24,363	1.3%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (9.67%), 12/27/2027	1,562	1,564	1,562	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (9.67%), 12/27/2027	$9,508	$9,521	$9,508	0.5%
Corfin Industries, LLC (e) (n) (p)	Industrials		S+ 5.25% (9.70%), 12/27/2027	19,730	19,542	19,730	1.0%
Corfin Industries, LLC (e) (n) (p)	Industrials		S+ 5.25% (9.68%), 12/27/2027	15,975	15,990	15,975	0.8%
Cornerstone Chemical, Co. (b) (e)	Chemicals	1/24/2024	10.25%, 2.00% PIK, 9/1/2027	1,262	681	1,208	0.1%
Coronis Health, LLC (e) (j)	Healthcare		S+ 6.25% (10.54%), 7/28/2028	2,255	1,928	902	0.0%
Coronis Health, LLC (e) (j) (n)	Healthcare		S+ 6.25% (10.54%), 7/27/2029	27,924	23,606	11,170	0.6%
Demakes Borrower, LLC (e) (h)	Food & Beverage		S+ 6.00%, 12/12/2029	—	(13)	—	—%
Demakes Borrower, LLC (e) (n)	Food & Beverage		S+ 6.00% (10.30%), 12/12/2029	17,712	17,370	17,712	0.9%
Division Holding Corp. (e) (n)	Business Services		S+ 4.75% (9.19%), 5/26/2028	3,413	3,393	3,413	0.2%
Einstein Parent, Inc. (e) (h)	Software/Services		S+ 6.50%, 1/22/2031	—	(45)	(45)	0.0%
Einstein Parent, Inc. (e) (n) (p)	Software/Services		S+ 6.50% (10.79%), 1/22/2031	22,317	21,888	21,885	1.2%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(64)	(128)	0.0%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(51)	(51)	0.0%
Electric Power Engineers, LLC (e) (n) (p)	Business Services		S+ 4.50% (8.80%), 12/31/2031	27,909	27,647	27,641	1.5%
Electro-Methods, LP (e) (h)	Industrials		S+ 4.75%, 2/21/2032	—	(123)	(123)	0.0%
Electro-Methods, LP (e) (n) (p)	Industrials		S+ 4.75% (9.08%), 2/23/2032	34,585	34,080	34,074	1.8%
Eliassen Group, LLC (e) (n)	Business Services		S+ 5.75% (10.04%), 4/14/2028	1,354	1,352	1,354	0.1%
Eliassen Group, LLC (e) (n) (p)	Business Services		S+ 5.75% (10.05%), 4/14/2028	16,932	16,841	16,932	0.9%
Faraday Buyer, LLC (e) (h)	Utilities		S+ 6.00%, 10/11/2028	—	(13)	(92)	0.0%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.30%), 10/11/2028	41,117	41,117	40,439	2.1%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.30%), 10/11/2028	8,711	8,588	8,567	0.5%
FGT Purchaser, LLC (e) (h)	Consumer		S+ 5.50%, 3.00% PIK, 9/13/2028	—	(6)	(423)	0.0%
FGT Purchaser, LLC (e) (n)	Consumer		S+ 5.50% (9.93%) 3.00% PIK, 9/13/2028	30,648	30,569	26,495	1.4%
Florida Food Products, LLC (e) (n)	Food & Beverage		S+ 5.00% (9.56%), 10/18/2028	12,051	11,912	10,576	0.6%
FloWorks International, LLC (e) (h)	Industrials		S+ 4.75%, 11/26/2031	—	(24)	(47)	0.0%
FloWorks International, LLC (e) (n) (p)	Industrials		S+ 4.75% (9.07%), 11/26/2031	39,663	39,284	39,286	2.1%
Foresight Energy Operating, LLC (e)	Energy		S+ 8.00% (12.40%), 6/30/2027	1,047	1,048	1,047	0.1%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.80%), 9/29/2028	1,087	1,075	1,087	0.1%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.80%), 9/29/2028	255	237	255	0.0%
Galway Borrower, LLC (e) (n)	Financials		S+ 4.50% (8.80%), 9/29/2028	38,424	38,331	38,424	2.0%
Green Energy Partners/Stonewall, LLC (e) (n)	Utilities		S+ 6.00% (10.56%), 11/12/2026	14,487	14,464	14,487	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
HealthEdge Software, Inc. (e)	Healthcare		S+ 4.75% (9.07%), 7/16/2031	$9,518	$9,428	$9,433	0.5%
HealthEdge Software, Inc. (e) (h)	Healthcare		S+ 4.75%, 7/16/2031	—	(26)	(26)	0.0%
HealthEdge Software, Inc. (e) (n) (p)	Healthcare		S+ 4.75% (9.07%), 7/16/2031	21,576	21,375	21,381	1.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	2,148	2,118	2,148	0.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	4,650	4,590	4,650	0.2%
Hospice Care Buyer, Inc. (e) (h)	Healthcare		S+ 6.50% (10.77%), 12/9/2026	1,887	1,879	1,887	0.1%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	3,554	3,505	3,554	0.2%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	25,014	24,687	25,014	1.3%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	8,464	8,349	8,464	0.4%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	6,492	6,403	6,492	0.3%
ICR Operations, LLC (e)	Business Services		S+ 5.50% (9.95%), 11/22/2028	41,292	40,789	41,292	2.2%
ICR Operations, LLC (e)	Business Services		S+ 5.50% (9.95%), 11/22/2028	2,243	2,216	2,243	0.1%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.50% (9.92%), 11/22/2027	3,089	3,048	3,089	0.2%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Industrials		S+ 6.75% (11.04%), 4/5/2028	29,864	29,328	29,864	1.6%
IG Investments Holdings, LLC (e) (h)	Business Services		S+ 5.00%, 9/22/2028	—	(24)	—	—%
IG Investments Holdings, LLC (e) (n)	Business Services		S+ 5.00% (9.29%), 9/22/2028	26,198	26,198	26,198	1.4%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 5.25% (9.55%), 5/23/2028	914	836	914	0.0%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 5.25%, 5/23/2028	—	(31)	—	—%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 5.25% (9.54%), 5/23/2028	61,340	61,340	61,340	3.2%
InhabitIQ, Inc. (e) (h)	Software/Services		S+ 4.50%, 1/12/2032	—	(17)	(35)	0.0%
InhabitIQ, Inc. (e) (h)	Software/Services		S+ 4.50%, 1/12/2032	—	(22)	(22)	0.0%
InhabitIQ, Inc. (e) (n) (p)	Software/Services		S+ 4.50% (8.83%), 1/12/2032	26,140	26,023	26,013	1.4%
Integrated Efficiency Solutions, Inc. (e) (h) (m)	Industrials		7.50%, 12/31/2026	210	210	151	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 1/10/2027	240	240	240	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 12/31/2026	1,389	1,390	1,254	0.1%
Integrated Global Services, Inc. (e) (h)	Industrials		S+ 5.00%, 3/6/2032	—	(41)	(81)	0.0%
Integrated Global Services, Inc. (e) (h)	Industrials		S+ 5.00%, 3/6/2031	—	(91)	(91)	0.0%
Integrated Global Services, Inc. (e) (n) (p)	Industrials		S+ 5.00% (9.31%), 3/6/2032	32,827	32,337	32,339	1.7%
International Cruise & Excursion Gallery, Inc. (e) (p)	Business Services		S+ 6.00% (10.30%), 12/29/2028	1,385	1,385	1,385	0.1%
IQN Holding Corp. (e) (h)	Software/Services		S+ 5.25% (9.56%), 5/2/2028	861	859	861	0.0%
IQN Holding Corp. (e) (n) (p)	Software/Services		S+ 5.25% (9.56%) 5/2/2029	17,140	17,050	17,140	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
J&K Ingredients, LLC (e) (n)	Food & Beverage		S+ 6.25% (10.55%), 11/16/2028	$12,313	$12,090	$12,313	0.6%
Kissner Milling Co., Ltd. (b) (n)	Industrials	4/16/2021	4.88%, 5/1/2028	762	738	725	0.0%
Knowledge Pro Buyer, Inc. (e) (h)	Business Services		S+ 5.00% (9.43%), 12/10/2027	2,060	2,050	2,060	0.1%
Knowledge Pro Buyer, Inc. (e) (h) (n)	Business Services		S+ 5.00% (9.42%), 12/10/2027	16,403	16,300	16,403	0.9%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Business Services		S+ 5.00% (9.43%), 12/10/2027	34,862	34,776	34,862	1.8%
Labrie Environmental Group, LLC (a) (e)	Industrials		S+ 5.50% (9.93%), 9/1/2026	21,837	21,357	21,837	1.2%
Lakeland Tours, LLC (e) (j) (n) (p)	Education		8.00%, 9/25/2027	6,118	4,761	1,414	0.1%
Lakeland Tours, LLC (e) (n) (p)	Education		20.00% PIK, 9/25/2027	17	17	17	0.0%
LaserShip, Inc. (n)	Transportation		S+ 8.00% (12.30%) 4.00% PIK, 1/2/2029	1,415	1,415	868	0.0%
LaserShip, Inc. (n)	Transportation		S+ 8.50% (13.06%) 7.00% PIK, 8/10/2029	2,739	2,739	692	0.0%
LSF12 Donnelly Bidco, LLC (e) (n)	Industrials		S+ 6.50% (10.83%), 10/2/2029	18,882	18,528	18,882	1.0%
Mandrake Bidco, Inc. (e) (h)	Industrials		S+ 4.75%, 8/20/2030	—	(92)	—	—%
Mandrake Bidco, Inc. (e) (n) (p)	Industrials		S+ 4.75% (9.04%), 8/20/2031	59,345	58,798	59,345	3.1%
Manna Pro Products, LLC (e)	Consumer		S+ 6.00% (10.54%), 12/10/2026	3,905	3,812	3,284	0.2%
Manna Pro Products, LLC (e) (h)	Consumer		S+ 6.00% (10.54%), 12/10/2026	2,638	2,595	2,208	0.1%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	1,861	1,817	1,566	0.1%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	6,695	6,535	5,630	0.3%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	23,611	23,048	19,857	1.0%
McDonald Worley, P.C. (e) (j)	Business Services		26.00% PIK, 12/31/2025	26,250	12,982	12,710	0.7%
Medical Depot Holdings, Inc. (e)	Healthcare		S+ 10.00% (14.40%) 9.00% PIK, 6/1/2025	4,205	4,207	4,205	0.2%
Medical Depot Holdings, Inc. (e) (n) (p)	Healthcare		S+ 9.50% (13.90%) 4.00% PIK, 6/1/2026	21,532	21,328	21,694	1.1%
Medical Management Resource Group, LLC (e) (h)	Healthcare		S+ 5.75% (10.15%), 9/30/2026	965	956	937	0.0%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 5.75% (10.15%), 9/30/2027	9,382	9,300	9,255	0.5%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 5.75% (10.15%), 9/30/2027	22,714	22,516	22,408	1.2%
Megavolt Borrower, LLC (e) (h)	Utilities		S+ 4.75% (9.05%), 2/13/2031	1,785	1,748	1,748	0.1%
Megavolt Borrower, LLC (e) (n) (p)	Utilities		S+ 4.75% (9.05%), 2/13/2032	37,175	36,457	36,445	1.9%
MGTF Radio Company, LLC (e) (l)	Media/Entertainment		S+ 6.00% (10.30%), 4/1/2025	45,021	45,021	26,338	1.4%
Midwest Can Company, LLC (e) (n) (p)	Paper & Packaging		S+ 6.00% (10.33%), 3/2/2026	27,902	27,902	27,902	1.5%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/10/2031	—	(33)	(67)	0.0%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/10/2031	—	(33)	(34)	0.0%
Miller Environmental Group, Inc. (e) (n) (p)	Business Services		S+ 4.75% (9.05%), 9/10/2031	17,547	17,432	17,426	0.9%
Mirra-Primeaccess Holdings, LLC (e) (h)	Healthcare		S+ 6.50% (11.09%), 7/29/2026	8,442	8,426	7,316	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Mirra-Primeaccess Holdings, LLC (e) (n)	Healthcare		S+ 6.50% (11.05%), 7/29/2026	$68,621	$68,496	$61,759	3.2%
MRI Software, LLC (e)	Software/Services		S+ 4.75% (9.05%), 2/10/2027	2,198	2,198	2,181	0.1%
MRI Software, LLC (e) (h)	Software/Services		S+ 4.75% (9.05%), 2/10/2027	2,082	2,047	2,031	0.1%
Muth Mirror Systems, LLC (e) (j)	Technology		11.00%, 4.00% PIK, 3/31/2027	1,367	1,250	820	0.0%
Muth Mirror Systems, LLC (e) (j) (n) (p)	Technology		11.00%, 4.00% PIK, 3/31/2027	14,861	14,425	8,916	0.5%
Norvax, LLC (a) (e) (h)	Business Services		S+ 6.50% (10.92%), 6/30/2025	195	195	195	0.0%
Odessa Technologies, Inc. (e) (h)	Software/Services		S+ 5.50%, 10/19/2027	—	(14)	—	—%
Odessa Technologies, Inc. (e) (n)	Software/Services		S+ 5.50% (9.90%), 10/19/2027	20,393	20,344	20,393	1.1%
ORG GC Holdings, LLC (e) (m)	Business Services		S+ 6.50% (11.06%), 11/29/2026	10,111	10,128	10,112	0.5%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2030	—	(8)	(65)	0.0%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2029	—	(16)	(65)	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Healthcare		S+ 6.00% (10.33%), 11/15/2030	30,527	30,040	30,036	1.6%
Pie Buyer, Inc. (e) (h)	Food & Beverage		S+ 5.50% (10.04%), 4/6/2026	2,194	2,191	2,026	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (10.04%) 2.50% PIK, 4/5/2027	2,261	2,258	2,114	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (10.04%) 2.50% PIK, 4/5/2027	8,620	8,599	8,060	0.4%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (9.99%) 2.50% PIK, 4/5/2027	2,933	2,926	2,742	0.1%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (10.04%), 2.50% PIK, 4/5/2027	39,827	39,718	37,238	2.0%
PlayPower, Inc. (e) (h)	Industrials		S+ 5.00%, 8/28/2030	—	(35)	—	—%
PlayPower, Inc. (e) (n) (p)	Industrials		S+ 5.00% (9.30%), 8/28/2030	2,916	2,889	2,916	0.2%
PlayPower, Inc. (e) (n) (p)	Industrials		S+ 5.00% (9.30%), 8/28/2030	17,218	16,980	17,218	0.9%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (8.83%) 1.50% PIK, 8/22/2029	4,569	4,569	4,569	0.2%
Pluralsight, LLC (e)	Software/Services		S+ 7.50% (11.83%) PIK, 8/22/2029	7,241	7,241	7,241	0.4%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (8.83%), 1.50% PIK, 8/22/2029	2,321	2,321	2,321	0.1%
Pluto Acquisition I, Inc.	Healthcare		S+ 5.50% (9.80%), 6/20/2028	3,304	3,304	3,337	0.2%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (9.79%), 10/2/2028	11,592	11,551	11,592	0.6%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (9.79%), 10/2/2028	27,502	27,395	27,502	1.4%
Questex, Inc. (e) (h)	Media/Entertainment		S+ 5.50%, 5/15/2029	—	(32)	(32)	0.0%
Questex, Inc. (e) (n) (p)	Media/Entertainment		S+ 5.50% (9.82%), 5/15/2029	15,063	14,796	14,815	0.8%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(126)	—	—%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (9.57%), 4/30/2031	50,847	49,955	50,847	2.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Relativity Oda, LLC (e) (n) (p)	Software/Services		S+ 4.50% (8.82%), 5/12/2029	$7,717	$7,695	$7,717	0.4%
REP TEC Intermediate Holdings, Inc. (e) (n) (p)	Software/Services		S+ 5.50% (9.80%), 12/1/2027	24,419	24,419	24,419	1.3%
Rialto Management Group, LLC (e) (h)	Financials		S+ 5.00%, 12/5/2030	—	(7)	(7)	0.0%
Rialto Management Group, LLC (e) (n) (p)	Financials		S+ 5.00% (9.33%), 12/5/2030	21,352	21,153	21,149	1.1%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (10.14%), 10/19/2027	7,343	7,352	7,343	0.4%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (10.14%), 10/19/2027	6,832	6,804	6,832	0.4%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		P+ 4.75% (12.25%), 10/19/2027	1,084	1,065	1,084	0.1%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		S+ 5.75% (10.27%), 10/19/2027	12,027	11,991	12,027	0.6%
RSC Acquisition, Inc. (e)	Financials		S+ 4.75% (9.05%), 11/1/2029	4,054	4,054	4,054	0.2%
RSC Acquisition, Inc. (e)	Financials		S+ 4.75% (9.06%), 11/1/2029	8,984	8,984	8,984	0.5%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75% (9.05%), 11/1/2029	312	280	312	0.0%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75%, 11/1/2029	—	(6)	—	—%
RSC Acquisition, Inc. (e) (n)	Financials		S+ 4.75% (9.06%), 11/1/2029	7,098	7,104	7,098	0.4%
RSC Acquisition, Inc. (e) (n) (p)	Financials		S+ 4.75% (9.05%), 11/1/2029	21,538	21,534	21,538	1.1%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Healthcare		S+ 6.50%, 11/18/2027	—	(35)	—	—%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.50% (10.94%), 11/18/2027	12,993	12,850	12,993	0.7%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.50% (10.94%), 11/18/2027	37,166	37,065	37,166	2.0%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Business Services		S+ 5.25%, 12/3/2031	—	(21)	(43)	0.0%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Business Services		S+ 5.25% (9.57%), 12/3/2031	24,800	24,575	24,564	1.3%
SCIH Salt Holdings, Inc. (e) (h)	Industrials		S+ 3.50%, 12/15/2026	—	2	(15)	0.0%
Sherlock Buyer Corp. (e) (h)	Business Services		S+ 5.75%, 12/8/2027	—	(6)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Business Services		S+ 5.75% (10.15%), 12/8/2028	15,678	15,625	15,678	0.8%
Simplifi Holdings, Inc. (e) (h)	Media/Entertainment		S+ 5.50% (9.92%), 10/1/2026	1,307	1,292	1,307	0.1%
Simplifi Holdings, Inc. (e) (n)	Media/Entertainment		S+ 5.50% (9.92%), 10/1/2027	49,911	49,424	49,911	2.6%
SitusAMC Holdings Corp. (e)	Financials		S+ 5.50% (9.90%), 12/22/2027	9,677	9,634	9,677	0.5%
SitusAMC Holdings Corp. (e) (n)	Financials		S+ 5.50% (9.90%), 12/22/2027	6,341	6,311	6,341	0.3%
Socket Holdings Corp. (e) (h)	Telecom		S+ 5.25%, 3/31/2031	—	(58)	(116)	0.0%
Socket Holdings Corp. (e) (h)	Telecom		S+ 5.25%, 3/31/2031	—	(29)	(29)	0.0%
Socket Holdings Corp. (e) (n) (p)	Telecom		S+ 5.25% (9.58%), 3/31/2031	22,660	22,321	22,320	1.2%
St. Croix Hospice Acquisition Corp. (e)	Healthcare		S+ 5.25% (9.64%), 10/30/2026	2,745	2,748	2,745	0.1%
St. Croix Hospice Acquisition Corp. (e) (n) (p)	Healthcare		S+ 5.25% (9.64%), 10/30/2026	18,886	18,791	18,886	1.0%
St. Croix Hospice Acquisition Corp. (e) (p)	Healthcare		S+ 5.25% (9.64%), 10/30/2026	24,837	24,866	24,837	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Striper Buyer, LLC (e) (n)	Paper & Packaging		S+ 5.50% (9.93%), 12/30/2026	$16,783	$16,767	$16,783	0.9%
SunMed Group Holdings, LLC (e) (h)	Healthcare		S+ 5.50%, 6/16/2027	—	(2)	—	—%
SunMed Group Holdings, LLC (e) (n)	Healthcare		S+ 5.50% (9.89%), 6/16/2028	12,535	12,416	12,535	0.7%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.50%) PIK, 3/31/2023	56,725	927	261	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.50%) PIK, 3/31/2023	10,069	164	46	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		12.00% PIK, 3/31/2023	5,502	4,742	5,502	0.3%
TEI Intermediate, LLC (e) (h)	Business Services		S+ 4.75%, 12/15/2031	—	(44)	(18)	0.0%
TEI Intermediate, LLC (e) (h)	Business Services		P+ 3.75% (11.25%), 12/15/2031	439	431	431	0.0%
TEI Intermediate, LLC (e) (n) (p)	Business Services		S+ 4.75% (9.05%), 12/15/2031	22,847	22,836	22,792	1.2%
The NPD Group, LP (e) (h)	Business Services		S+ 5.00% (9.32%), 12/1/2027	321	302	321	0.0%
The NPD Group, LP (e) (n)	Business Services		S+ 5.00% (9.31%), 12/1/2028	52,102	51,540	52,102	2.7%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 4.00% (8.44%), 5/18/2028	5,998	5,998	5,392	0.3%
Tivity Health, Inc. (e) (n)	Healthcare		S+ 5.00% (9.33%), 6/28/2029	24,476	24,174	24,476	1.3%
Trinity Air Consultants Holdings Corp. (e) (h)	Business Services		S+ 5.25%, 6/29/2028	—	(6)	—	—%
Trinity Air Consultants Holdings Corp. (e) (h) (n)	Business Services		S+ 5.25% (9.55%), 6/29/2028	4,288	4,266	4,288	0.2%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.55%), 6/29/2028	8,522	8,512	8,522	0.4%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.55%), 6/29/2028	5,878	5,861	5,878	0.3%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.55%), 6/29/2028	29,212	29,158	29,212	1.5%
Triple Lift, Inc. (e) (h)	Software/Services		S+ 5.75%, 5/5/2028	—	(50)	(188)	0.0%
Triple Lift, Inc. (e) (n) (p)	Software/Services		S+ 5.75% (10.21%), 5/5/2028	39,279	38,361	37,708	2.0%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(57)	(115)	0.0%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(57)	(57)	0.0%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.50% (8.79%), 8/6/2031	10,442	10,348	10,347	0.5%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.50% (8.79%), 8/6/2031	24,735	24,506	24,510	1.3%
Urban One, Inc. (b)	Media/Entertainment	1/24/2024	7.38%, 2/1/2028	1,561	1,408	804	0.0%
US Oral Surgery Management Holdco, LLC (e)	Healthcare		S+ 6.00% (10.40%), 11/20/2028	5,050	5,025	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 5.25%, 11/20/2028	—	(5)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.64%), 11/20/2028	6,997	6,948	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.67%), 11/18/2028	6,098	6,073	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.68%), 11/20/2028	17,668	17,518	17,668	0.9%
US Salt Investors, LLC (e) (h)	Chemicals		S+ 5.25%, 7/20/2026	—	(6)	—	—%
US Salt Investors, LLC (e) (n)	Chemicals		S+ 5.25% (9.70%), 7/19/2028	27,239	26,897	27,239	1.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK, 8/23/2031	$—	$(31)	$(56)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(34)	(34)	0.0%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software/Services		S+ 6.00% (10.30%) 3.25% PIK, 8/23/2031	19,894	19,630	19,622	1.0%
Victors CCC Buyer, LLC (e)	Business Services		S+ 4.75% (9.07%), 6/1/2029	1,563	1,545	1,563	0.1%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 4.75%, 6/1/2029	—	(16)	—	—%
Victors CCC Buyer, LLC (e) (n)	Business Services		S+ 4.75% (9.07%), 6/1/2029	23,638	23,339	23,638	1.2%
West Coast Dental Services, Inc. (e) (h)	Healthcare		S+ 5.75% (10.19%), 7/1/2028	3,340	3,295	3,285	0.2%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.19%) 2.00% PIK, 7/1/2028	27,997	27,612	27,577	1.5%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.20%), 7/1/2028	1,677	1,650	1,652	0.1%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75% (9.06%), 9/19/2031	2,718	2,644	2,597	0.1%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75%, 9/19/2031	—	(63)	(63)	0.0%
Westwood Professional Services, Inc. (e) (n) (p)	Business Services		S+ 4.75% (9.05%), 9/19/2031	45,189	44,788	44,773	2.4%
WHCG Purchaser III, Inc. (e)	Healthcare		S+ 6.50% (10.80%) 3.25% PIK, 6/29/2029	23,133	23,133	23,133	1.2%
WIN Holdings III Corp. (e) (h)	Consumer		S+ 5.25% (9.68%), 7/16/2026	1,986	1,968	1,986	0.1%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.25% (9.68%), 7/16/2028	41,683	41,582	41,683	2.2%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.75% (10.17%), 7/16/2028	9,991	9,819	9,991	0.5%
Zendesk, Inc. (e)	Software/Services		S+ 5.00% (9.30%), 11/22/2028	65,365	64,853	65,365	3.4%
Subtotal Senior Secured First Lien Debt					$3,076,826	$2,993,240	157.6%

Senior Secured Second Lien Debt - 6.5% (d)
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (11.69%), 6/11/2029	$6,010	$5,966	$5,238	0.3%
Anchor Glass Container Corp. (j)	Paper & Packaging		S+ 9.00% (13.57%) 9.00% PIK, 6/8/2026	7,641	2,124	2,216	0.1%
Aruba Investments Holdings, LLC (e) (p)	Chemicals		S+ 7.75% (12.18%), 11/24/2028	3,759	3,640	3,604	0.2%
CommerceHub, Inc.	Technology		S+ 7.00% (11.46%), 12/29/2028	9,388	8,240	8,703	0.5%
Corelogic, Inc. (n)	Business Services		S+ 6.50% (10.94%), 6/4/2029	9,272	8,680	8,934	0.5%
Edelman Financial Center, LLC (n)	Financials		S+ 5.25% (9.58%), 10/6/2028	9,500	9,484	9,487	0.5%
Integrated Efficiency Solutions, Inc. (e) (j) (m)	Industrials		10.00% PIK, 12/31/2027	1,988	1,075	—	—%
ORG GC Holdings, LLC (e) (m)	Business Services		18.00% PIK, 11/29/2027	6,142	5,930	4,994	0.3%
Pluto Acquisition I, Inc. (e) (n)	Healthcare		S+ 9.75% (14.05%) PIK, 12/20/2028	36,208	30,715	30,414	1.5%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 6.75% (11.19%), 5/18/2029	6,601	6,592	4,944	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Victory Buyer, LLC (e) (n)	Industrials		S+ 7.00% (11.44%), 11/19/2029	$45,990	$44,012	$43,691	2.3%
Subtotal Senior Secured Second Lien Debt					$126,458	$122,225	6.5%

Subordinated Debt - 11.7% (d)
Aventine Holdings, LLC (e) (n)	Media/Entertainment		10.25% PIK, 12/22/2030	$44,062	$43,678	$37,532	2.0%
Kahala Aviation, LLC (e) (l)	Transportation		13.50%, 8/31/2031	27,045	27,076	26,780	1.4%
Kahala Ireland Opco DAC (a) (e) (h) (l)	Transportation		15.00%, 12/31/2032	—	—	(492)	0.0%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Financials		S+ 7.75% (12.05%), 12/31/2028	1,000	987	1,000	0.1%
Post Road Equipment Finance, LLC (c) (e) (l)	Financials		S+ 7.75% (12.05%), 12/31/2028	35,000	34,995	35,000	1.8%
Post Road Equipment Finance, LLC (c) (e) (l)	Financials		S+ 7.75% (12.05%), 12/31/2028	62,600	62,622	62,600	3.3%
Siena Capital Finance, LLC (e) (l)	Financials		12.50%, 4/25/2028	49,500	49,537	49,500	2.6%
Smile Brands, Inc. (e)	Healthcare		14.50% PIK, 10/12/2028	56	47	16	0.0%
WHCG Purchaser III, Inc. (e) (j)	Healthcare		10.00% PIK, 6/30/2030	18,952	8,388	8,953	0.5%
Subtotal Subordinated Debt					$227,330	$220,889	11.7%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 11.00% (15.89%), 4/25/2031	$4,750	$4,220	$4,237	0.2%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Diversified Investment Vehicles	1/24/2024	S+ 4.55% (9.10%), 5/1/2026	1,026	947	829	0.0%
Sub Total Collateralized Securities - Debt Investments					$5,167	$5,066	0.2%

Collateralized Securities - Equity Investments - 0.1% (d) (t)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (s)	Diversified Investment Vehicles	1/24/2024	0.60%, 4/25/2031	$31,603	$3,163	$1,683	0.1%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (s)	Diversified Investment Vehicles	1/24/2024	0.00%, 1/20/2027	31,575	—	737	0.0%
Sub Total Collateralized Securities - Equity Investments					$3,163	$2,420	0.1%

Equity/Other - 30.0% (d) (f)
Black Mountain Sand, LLC (b) (e) (r)	Energy	1/24/2024		55,463	$2,174	$1,305	0.1%
Center Phase Energy, LLC (b) (e) (q)	Utilities	6/23/2022		1,680	1,680	2,386	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		539,708	5,704	6,386	0.3%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		874,000	2,519	2,950	0.2%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		2,753	341	—	—%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		180,274	—	—	—%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	3,107	0.2%
CRS-SPV, Inc. (b) (e) (g) (m)	Industrials	1/24/2024		246	1,561	2,008	0.1%
Danish CRJ, Ltd. (a) (b) (e) (g) (l) (u)	Transportation	1/24/2024		5,002	—	—	—%
Dyno Acquiror, Inc. (b) (e) (g)	Consumer	1/24/2024		134,102	21	21	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
FBLC Senior Loan Fund, LLC (b) (c) (e) (l)	Diversified Investment Vehicles	1/24/2024		304,934	$305,270	$304,934	16.2%
First Eagle Greenway Fund II, LLC (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		5,329	375	255	0.0%
Foresight Energy Operating, LLC (b) (e) (g) (r)	Energy	1/24/2024		158,093	3,063	846	0.0%
Gordian Medical, Inc. (b) (e) (g)	Healthcare	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (g) (n)	Healthcare	5/17/2024		166,787	2,997	2,944	0.2%
Higginbotham Insurance Agency, Inc. (b) (e)	Financials	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		57,427	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		55,991	—	—	—%
Internap Corp. (b) (e) (g) (n)	Business Services	1/24/2024		1,596,606	1,599	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Business Services	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l) (v) (w)	Transportation	10/2/2024		8,893,829	9,508	9,427	0.5%
Kahala US OpCo, LLC (a) (b) (e) (g) (l) (v)	Transportation	1/24/2024		8,869,744	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Business Services	1/24/2024		20,167	3,118	3,192	0.2%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		324,541	325	325	0.0%
MGTF Holdco, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (x)	Business Services	1/24/2024		223,503	349	764	0.0%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		153,038	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		22,819	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024	15.00% PIK, 11/29/2031	12,539,911	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		8,739	962	655	0.0%
Pluralsight, LLC (b) (e) (g)	Software/Services	8/22/2024		2,267,044	5,986	5,985	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/1/2021		3,710,315	4,941	4,853	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/29/2024		164,759	—	124	0.0%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q) (r)	Financials	12/30/2021		109,388	119,502	119,233	6.3%
Resolute Investment Managers, Inc. (b) (e) (g)	Financials	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (r)	Financials	1/24/2024		223	333	263	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Financials	1/24/2024		41,789,400	77,437	77,310	4.1%
Skillsoft Corp. (g)	Technology			12,435	187	239	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Smile Brands, Inc. (b) (e) (g)	Healthcare	1/24/2024		439	$—	$—	—%
Squan Holding Corp. (b) (e) (g)	Telecom	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (m)	Diversified Investment Vehicles	1/24/2024		10,000	5,258	4,486	0.2%
Travelpro Products, Inc. (a) (b) (e) (g)	Consumer	1/24/2024		447,007	913	527	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Healthcare	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financials	1/24/2024		802,865	1,407	1,405	0.1%
WPNT, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food & Beverage	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$581,976	$568,745	30.0%

Total Investments - 206.1% (d)					$4,020,920	$3,912,585	206.1%

Interest Rate Swap:

Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
S + 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$24,451	$(238)	$—	$(238)

(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At March 31, 2025, qualifying assets represent 91.0% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities”. As of March 31, 2025, the aggregate fair value of these securities is $578.7 million or 30.5% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of March 31, 2025.
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
(g)    Non-income producing at March 31, 2025.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)
(j)     The investment is on non-accrual status as of March 31, 2025.
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

(t)     For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (s) for a further description of an equity investment in a Collateralized Security.

(u) The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(v)     The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which own 100% of the equity of the operating company, Kahala US OpCo LLC.

(w)     The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Aviation, LLC.

(x)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2025
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2025:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$638,437	16.4%
Healthcare	575,774	14.7%
Financials	517,526	13.2%
Industrials	479,753	12.3%
Software/Services	398,239	10.2%
Diversified Investment Vehicles (1)	317,816	8.1%
Media/Entertainment	197,393	5.0%
Paper & Packaging	158,084	4.0%
Utilities	154,441	3.9%
Consumer	118,634	3.0%
Food & Beverage	116,083	3.0%
Chemicals	92,871	2.4%
Telecom	66,246	1.7%
Transportation	57,981	1.5%
Technology	18,678	0.5%
Energy	3,198	0.1%
Education	1,431	0.0%
Total	$3,912,585	100.0%
_____________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC, which represents 7.8% of the Company’s investments at fair value as of March 31, 2025.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 155.2% (d)
1236904 BC, Ltd. (e) (n)	Software/Services		S+ 7.50% (11.96%), 3/4/2027	$14,624	$14,715	$14,846	0.8%
1236904 BC, Ltd. (e) (n) (p)	Software/Services		S+ 5.50% (9.97%), 3/4/2027	18,025	17,614	17,431	0.9%
ADCS Clinics Intermediate Holdings, LLC (e)	Healthcare		S+ 6.25% (10.78%), 5/7/2027	125	124	124	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Healthcare		S+ 6.25% (10.63%), 5/7/2026	154	151	141	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.64%), 5/7/2027	3,894	3,858	3,865	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.78%), 5/7/2027	18,996	18,826	18,854	1.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.25%, 5/8/2030	—	(74)	(142)	0.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.25%, 5/8/2030	—	(89)	(89)	0.0%
Adelaide Borrower, LLC (e) (n) (p)	Software/Services		S+ 6.25% (10.58%), 5/8/2030	35,284	34,622	34,652	1.8%
Alera Group Intermediate Holdings, Inc. (e) (h)	Financials		S+ 5.75% (10.09%), 10/2/2028	4,686	4,663	4,686	0.2%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (9.61%), 10/2/2028	8,609	8,575	8,609	0.5%
Alera Group Intermediate Holdings, Inc. (e) (n)	Financials		S+ 5.25% (9.61%), 10/2/2028	17,267	17,197	17,267	0.9%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (8.78%), 6/9/2028	1,998	1,994	1,796	0.1%
Arch Global Precision, LLC (e)	Industrials		S+ 4.75% (9.18%), 4/1/2026	2,308	2,310	2,308	0.1%
Arch Global Precision, LLC (e) (h)	Industrials		S+ 4.75% (9.18%), 4/1/2025	992	993	992	0.1%
Arch Global Precision, LLC (e) (n) (p)	Industrials		S+ 4.75% (9.18%), 4/1/2026	7,326	7,332	7,326	0.4%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 6.00% (10.46%), 12/23/2026	3,926	3,918	3,926	0.2%
Arctic Holdco, LLC (e) (n) (p)	Paper & Packaging		S+ 6.00% (10.46%), 12/23/2026	59,404	58,827	59,404	3.1%
Armada Parent, Inc. (e) (h)	Industrials		S+ 5.75%, 10/29/2027	—	(23)	—	—%
Armada Parent, Inc. (e) (h) (n)	Industrials		S+ 5.75% (10.36%), 10/29/2027	3,203	3,164	3,203	0.2%
Armada Parent, Inc. (e) (n)	Industrials		S+ 5.75% (10.36%), 10/29/2027	63,569	62,862	63,569	3.3%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/28/2031	—	(13)	(25)	0.0%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/26/2030	—	(18)	(18)	0.0%
Artifact Bidco, Inc. (e) (n) (p)	Software/Services		S+ 4.50% (8.83%), 7/28/2031	10,875	10,772	10,773	0.6%
AuditBoard, Inc. (e)	Software/Services		S+ 4.75% (9.08%), 7/12/2031	22,887	22,663	22,674	1.2%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/12/2031	—	(51)	(101)	0.0%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.75%, 7/12/2031	—	(41)	(41)	0.0%
Avalara, Inc. (e) (h)	Software/Services		S+ 6.25%, 10/19/2028	—	(31)	—	—%
Avalara, Inc. (e) (n)	Software/Services		S+ 6.25% (10.58%), 10/19/2028	60,192	59,252	60,192	3.2%
Aventine Holdings, LLC (e) (n)	Media/Entertainment		S+ 6.00% (10.43%) 3.00% PIK, 6/18/2027	16,367	16,231	16,153	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Aventine Holdings, LLC (e) (n) (p)	Media/Entertainment		S+ 6.00% (10.43%) 3.00% PIK, 6/18/2027	$41,344	$40,983	$40,802	2.1%
Axiom Global, Inc. (n) (p)	Business Services		S+ 4.75% (9.44%), 10/2/2028	47,132	46,900	45,600	2.4%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (10.86%), 3/19/2031	9,961	9,820	9,961	0.5%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.50% (10.86%), 3/19/2031	22,639	22,318	22,639	1.2%
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.50%, 3/19/2031	—	(48)	—	—%
BCPE Oceandrive Buyer, Inc. (e) (j)	Healthcare		S+ 6.00% (10.87%), 12/30/2026	5,281	5,108	2,641	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n)	Healthcare		S+ 6.25% (10.94%) PIK, 12/29/2028	2,760	2,690	1,380	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n) (p)	Healthcare		S+ 6.25% (10.94%) 3.00% PIK, 12/29/2028	5,434	5,274	2,717	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (n) (p)	Healthcare		S+ 6.25% (10.94%) 3.00% PIK, 12/29/2028	32,603	31,676	16,302	0.9%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(113)	(225)	0.0%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(63)	(63)	0.0%
Big Apple Advisory, LLC (e) (n) (p)	Business Services		P+ 3.50% (11.00%), 11/18/2031	47,523	47,054	47,055	2.5%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00%, 7/10/2031	—	(10)	(20)	0.0%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00% (9.33%), 7/10/2031	20	12	12	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Utilities		S+ 5.00% (9.33%), 7/10/2031	5,464	5,398	5,401	0.3%
Capstone Logistics (e) (h)	Transportation		S+ 4.50%, 11/13/2029	—	(1)	—	—%
Capstone Logistics (e) (n)	Transportation		S+ 4.50% (8.96%), 11/13/2029	20,758	20,773	20,758	1.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.75%, 11/18/2031	—	(29)	(58)	0.0%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.75% (9.23%), 11/18/2031	339	313	313	0.0%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Business Services		S+ 4.75% (9.24%), 11/18/2031	11,708	11,592	11,593	0.6%
Center Phase Energy, LLC (e) (n)	Utilities		S+ 6.00% (10.50%), 6/23/2027	10,305	10,199	10,305	0.5%
Cold Spring Brewing, Co. (e) (n) (p)	Food & Beverage		S+ 4.75% (9.05%), 12/10/2030	24,155	23,913	23,913	1.3%
Communication Technology Intermediate, LLC (e) (h)	Business Services		S+ 5.50% (9.86%), 5/5/2027	1,188	1,180	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.86%), 5/5/2027	24,930	24,847	24,930	1.3%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.88%), 5/5/2027	24,603	24,386	24,603	1.3%
Communication Technology Intermediate, LLC (e) (n) (p)	Business Services		S+ 5.50% (9.86%), 5/5/2027	8,672	8,654	8,672	0.5%
Consolidated Precision Products Corp. (e) (r)	Industrials		10.14%, 1/1/2030	24,956	24,956	24,956	1.3%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (10.61%), 12/27/2027	1,566	1,568	1,566	0.1%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (10.61%), 12/27/2027	9,532	9,546	9,532	0.5%
Corfin Industries, LLC (e) (n) (p)	Industrials		S+ 5.25% (10.61%), 2/5/2026	16,017	16,033	16,017	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Cornerstone Chemical, Co. (b) (e)	Chemicals	1/24/2024	10.25%, 2.00% PIK, 9/1/2027	$1,262	$466	$884	0.0%
Coronis Health, LLC (e) (j)	Healthcare		S+ 6.25% (11.57%), 7/28/2028	2,001	1,928	801	0.0%
Coronis Health, LLC (e) (j) (n)	Healthcare		S+ 6.25% (11.58%), 7/27/2029	24,771	23,606	9,908	0.5%
Demakes Borrower, LLC (e) (h)	Food & Beverage		S+ 6.00%, 12/12/2029	—	(14)	—	—%
Demakes Borrower, LLC (e) (n)	Food & Beverage		S+ 6.00% (10.45%), 12/12/2029	17,756	17,392	17,756	0.9%
Division Holding Corp. (n)	Business Services		S+ 4.75% (9.22%), 5/26/2028	3,413	3,390	3,413	0.2%
Dynagrid Holdings, LLC (e) (n)	Utilities		S+ 5.50% (9.98%), 12/18/2025	3,633	3,637	3,633	0.2%
Dynagrid Holdings, LLC (e) (n) (p)	Utilities		S+ 5.50% (9.98%), 12/18/2025	8,873	8,881	8,873	0.5%
Dynagrid Holdings, LLC (e) (n) (p)	Utilities		S+ 5.50% (9.98%), 12/18/2025	3,094	3,053	3,094	0.2%
Dynagrid Holdings, LLC (e) (p)	Utilities		S+ 5.50% (9.98%), 12/18/2025	13,230	13,242	13,230	0.7%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(66)	(133)	0.0%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(53)	(53)	0.0%
Electric Power Engineers, LLC (e) (n) (p)	Business Services		S+ 4.50% (8.83%), 12/31/2031	27,909	27,630	27,630	1.4%
Eliassen Group, LLC (e) (n)	Business Services		S+ 5.75% (10.34%), 4/14/2028	1,358	1,355	1,358	0.1%
Eliassen Group, LLC (e) (n) (p)	Business Services		S+ 5.75% (10.08%), 4/14/2028	16,976	16,872	16,976	0.9%
Faraday Buyer, LLC (e) (h)	Utilities		S+ 6.00%, 10/11/2028	—	(14)	(92)	0.0%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.33%), 10/11/2028	41,222	41,222	40,542	2.1%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.33%), 10/11/2028	8,733	8,599	8,589	0.4%
FGT Purchaser, LLC (e)	Consumer		S+ 5.50% (10.20%), 9/13/2028	3,120	3,113	2,697	0.1%
FGT Purchaser, LLC (e) (n)	Consumer		S+ 5.50% (10.20%), 9/13/2028	30,498	30,414	26,365	1.4%
Florida Food Products, LLC (e) (n)	Food & Beverage		S+ 5.00% (9.59%), 10/18/2028	12,082	11,930	10,603	0.6%
FloWorks International, LLC (e) (h)	Industrials		S+ 4.75%, 11/26/2031	—	(24)	(49)	0.0%
FloWorks International, LLC (e) (n) (p)	Industrials		S+ 4.75% (9.27%), 11/26/2031	39,663	39,269	39,272	2.1%
Foresight Energy Operating, LLC (e)	Energy		S+ 8.00% (12.43%), 6/30/2027	1,051	1,052	1,051	0.1%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.83%), 9/29/2028	278	265	278	0.0%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.83%), 9/29/2028	81	63	81	0.0%
Galway Borrower, LLC (e) (n)	Financials		S+ 4.50% (8.83%), 9/29/2028	38,532	38,427	38,532	2.0%
Green Energy Partners/Stonewall, LLC (n)	Utilities		S+ 6.00% (10.59%), 11/12/2026	14,562	14,534	14,617	0.8%
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		S+ 5.25%, 4/2/2031	—	(13)	—	—%
Ground Penetrating Radar Systems, LLC (e) (h)	Business Services		P+ 4.25% (11.75%), 4/2/2031	131	117	131	0.0%
Ground Penetrating Radar Systems, LLC (e) (n) (p)	Business Services		S+ 5.25% (9.77%), 4/2/2031	8,251	8,135	8,251	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
HealthEdge Software, Inc. (e)	Healthcare		S+ 4.75% (9.15%), 7/16/2031	$9,542	$9,449	$9,453	0.5%
HealthEdge Software, Inc. (e) (h)	Healthcare		S+ 4.75%, 7/16/2031	—	(27)	(27)	0.0%
HealthEdge Software, Inc. (e) (n) (p)	Healthcare		S+ 4.75% (9.13%), 7/16/2031	21,630	21,422	21,429	1.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	2,154	2,120	2,154	0.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	4,661	4,592	4,661	0.2%
Hospice Care Buyer, Inc. (e) (h)	Healthcare		S+ 6.50% (10.73%), 12/9/2026	1,649	1,639	1,649	0.1%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	3,563	3,508	3,563	0.2%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	25,076	24,694	25,076	1.3%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	8,484	8,352	8,484	0.4%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.99%), 12/9/2026	6,509	6,405	6,509	0.3%
ICR Operations, LLC (e)	Business Services		S+ 5.50% (9.98%), 11/22/2028	41,292	40,750	41,292	2.2%
ICR Operations, LLC (e)	Business Services		S+ 5.50% (9.98%), 11/22/2028	2,243	2,214	2,243	0.1%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.50% (10.00%), 11/22/2027	6,101	6,056	6,101	0.3%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.50% (10.00%), 11/22/2027	1,597	1,597	1,597	0.1%
Ideal Tridon Holdings, Inc. (e) (h)	Industrials		S+ 6.75%, 4/5/2028	—	—	7	0.0%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Industrials		S+ 6.75% (11.34%), 4/5/2028	29,864	29,281	29,938	1.6%
IG Investments Holdings, LLC (e) (h)	Business Services		S+ 5.00%, 9/22/2028	—	(25)	—	—%
IG Investments Holdings, LLC (e) (n)	Business Services		S+ 5.00% (9.57%), 9/22/2028	26,263	26,263	26,263	1.4%
Indigo Buyer, Inc. (e)	Paper & Packaging		S+ 6.25% (10.92%), 5/23/2028	7,861	7,762	7,861	0.4%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 5.25%, 5/23/2028	—	(77)	(114)	0.0%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 6.25%, 5/23/2028	—	(33)	—	—%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 5.25% (9.94%), 5/23/2028	11,372	11,215	11,258	0.6%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (10.92%), 5/23/2028	12,661	12,502	12,661	0.7%
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 6.25% (10.86%), 5/23/2028	29,600	29,227	29,600	1.5%
Integrated Efficiency Solutions, Inc. (e) (h) (m)	Industrials		7.50%, 12/31/2025	210	210	210	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 12/31/2025	1,393	1,394	1,393	0.1%
Integrated Global Services, Inc. (e)	Industrials		S+ 6.00% (10.48%), 2/4/2026	1,825	1,825	1,825	0.1%
Integrated Global Services, Inc. (e) (h)	Industrials		S+ 6.00%, 9/22/2028	—	(52)	—	—%
Integrated Global Services, Inc. (e) (p)	Industrials		S+ 6.00% (10.67%), 2/4/2026	13,510	13,439	13,510	0.7%
International Cruise & Excursion Gallery, Inc. (e) (p)	Business Services		S+ 6.00% (10.33%), 12/31/2028	1,439	1,439	1,439	0.1%
IQN Holding Corp. (e) (h)	Software/Services		S+ 5.25% (9.76%), 5/2/2028	595	592	595	0.0%
IQN Holding Corp. (e) (n) (p)	Software/Services		S+ 5.25% (9.76%), 5/2/2029	17,184	17,084	17,184	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
J&K Ingredients, LLC (e) (n)	Food & Beverage		S+ 6.50% (10.83%), 11/16/2028	$12,344	$12,104	$12,344	0.6%
Kissner Milling Co., Ltd. (b) (n)	Industrials	4/16/2021	4.88%, 5/1/2028	5,258	5,078	4,950	0.3%
Knowledge Pro Buyer, Inc. (e) (h)	Business Services		S+ 5.00% (9.46%), 12/10/2027	294	284	294	0.0%
Knowledge Pro Buyer, Inc. (e) (h) (n)	Business Services		S+ 5.00% (9.46%), 12/10/2027	16,445	16,328	16,445	0.9%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Business Services		S+ 5.00% (9.46%), 12/10/2027	34,952	34,857	34,952	1.8%
Labrie Environmental Group, LLC (a) (e)	Industrials		S+ 5.50% (9.96%), 9/1/2026	21,894	21,327	21,894	1.1%
Lakeland Tours, LLC (e) (j) (n) (p)	Education		8.00%, 9/25/2027	6,118	4,764	1,414	0.1%
LaserShip, Inc. (n)	Transportation		S+ 7.00% (11.78%), 1/2/2029	1,394	1,394	1,096	0.1%
LaserShip, Inc. (n)	Transportation		S+ 7.50% (12.28%), 8/10/2029	2,668	2,668	978	0.1%
LSF12 Donnelly Bidco, LLC (e) (n)	Industrials		S+ 6.50% (10.86%), 10/2/2029	18,930	18,552	18,930	1.0%
Mandrake Bidco, Inc. (e) (h)	Industrials		S+ 4.75%, 8/20/2030	—	(96)	(96)	0.0%
Mandrake Bidco, Inc. (e) (n) (p)	Industrials		S+ 4.75% (9.34%), 8/20/2031	63,133	62,517	62,532	3.3%
Manna Pro Products, LLC (e)	Consumer		S+ 6.00% (10.54%), 12/10/2026	3,915	3,808	3,293	0.2%
Manna Pro Products, LLC (e) (h)	Consumer		S+ 6.00% (10.54%), 12/10/2026	2,638	2,589	2,208	0.1%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	1,866	1,815	1,570	0.1%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	6,712	6,529	5,645	0.3%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.00% (10.54%), 12/10/2026	23,673	23,026	19,909	1.0%
McDonald Worley, P.C. (e) (j)	Business Services		26.00% PIK, 12/31/2025	25,927	12,659	12,442	0.7%
Medical Depot Holdings, Inc. (e)	Healthcare		S+ 10.00% (14.43%) 9.00% PIK, 6/1/2025	4,155	4,157	4,155	0.2%
Medical Depot Holdings, Inc. (e) (n) (p)	Healthcare		S+ 9.50% (14.20%) 4.00% PIK, 6/1/2025	21,565	21,049	21,727	1.1%
Medical Management Resource Group, LLC (e) (h)	Healthcare		S+ 6.00% (10.43%), 9/30/2026	1,235	1,224	1,207	0.1%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 6.00% (10.43%), 9/30/2027	9,406	9,313	9,279	0.5%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 6.00% (10.43%), 9/30/2027	22,773	22,547	22,466	1.2%
MGTF Radio Company, LLC (e) (l)	Media/Entertainment		S+ 6.00% (10.33%), 4/1/2025	45,021	44,916	31,672	1.7%
Midwest Can Company, LLC (e) (n) (p)	Paper & Packaging		S+ 6.00% (10.36%), 3/2/2026	29,913	29,914	29,913	1.6%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(35)	(70)	0.0%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(17)	(35)	0.0%
Miller Environmental Group, Inc. (e) (h)	Business Services		S+ 4.75%, 9/6/2031	—	(35)	(35)	0.0%
Miller Environmental Group, Inc. (e) (n) (p)	Business Services		S+ 4.75% (9.08%), 9/10/2031	17,591	17,467	17,464	0.9%
Mirra-Primeaccess Holdings, LLC (e) (h)	Healthcare		S+ 6.50% (11.09%), 7/29/2026	8,442	8,422	6,754	0.4%
Mirra-Primeaccess Holdings, LLC (e) (n)	Healthcare		S+ 6.50% (11.09%), 7/29/2026	68,799	68,655	58,479	3.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
MRI Software, LLC	Software/Services		S+ 4.75% (9.08%), 2/10/2027	$2,204	$2,204	$2,198	0.1%
MRI Software, LLC (e) (h)	Software/Services		S+ 4.75% (9.08%), 2/10/2027	647	606	588	0.0%
Muth Mirror Systems, LLC (e)	Technology		11.00%, 4.00% PIK, 4/23/2025	1,354	1,250	1,083	0.1%
Muth Mirror Systems, LLC (e) (n) (p)	Technology		11.00%, 4.00% PIK, 4/23/2025	14,794	14,503	11,836	0.6%
New Star Metals, Inc. (e) (n) (p)	Industrials		S+ 5.00% (9.58%), 1/9/2026	30,109	29,388	28,751	1.5%
Norvax, LLC (a) (e) (h)	Business Services		S+ 6.50% (11.17%), 6/30/2025	195	195	195	0.0%
Odessa Technologies, Inc. (e) (h)	Software/Services		S+ 5.50%, 10/19/2027	—	(16)	—	—%
Odessa Technologies, Inc. (e) (n)	Software/Services		S+ 5.50% (9.96%), 10/19/2027	20,446	20,391	20,446	1.1%
ORG GC Holdings, LLC (e) (m)	Business Services		S+ 6.50% (11.09%), 11/29/2026	10,111	10,125	10,112	0.5%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2030	—	(9)	(68)	0.0%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2029	—	(17)	(68)	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Healthcare		S+ 6.00% (10.36%), 11/15/2030	30,605	30,089	30,091	1.6%
Pie Buyer, Inc. (e) (h)	Food & Beverage		S+ 5.50% (10.04%), 4/6/2026	2,065	2,060	2,013	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (10.04%) 2.50% PIK, 4/5/2027	2,247	2,243	2,202	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (11.01%) 2.50% PIK, 4/5/2027	8,566	8,541	8,395	0.4%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (10.84%) 2.50% PIK, 4/5/2027	2,896	2,888	2,838	0.1%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (11.01%) 2.50% PIK, 4/5/2027	39,580	39,453	38,788	2.0%
PlayPower, Inc. (e) (h)	Industrials		S+ 5.25%, 8/28/2030	—	(37)	(37)	0.0%
PlayPower, Inc. (e) (n) (p)	Industrials		S+ 5.25% (9.58%), 8/28/2030	17,261	17,011	17,016	0.9%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (9.01%) 1.50% PIK, 8/22/2029	4,551	4,551	4,551	0.2%
Pluralsight, LLC (e)	Software/Services		S+ 7.50% (12.01%) PIK, 8/22/2029	7,020	7,020	7,020	0.4%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (9.01%) 1.50% PIK, 8/22/2029	2,312	2,312	2,312	0.1%
Pluto Acquisition I, Inc.	Healthcare		S+ 5.50% (9.84%), 6/20/2028	3,304	3,304	3,366	0.2%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (9.90%), 10/2/2028	11,592	11,547	11,592	0.6%
Point Broadband Acquisition, LLC (e) (n)	Telecom		S+ 5.50% (10.09%), 10/2/2028	27,502	27,384	27,502	1.4%
Questex, Inc. (e) (h)	Media/Entertainment		S+ 5.50%, 5/15/2029	—	(34)	(34)	0.0%
Questex, Inc. (e) (n) (p)	Media/Entertainment		S+ 5.50% (10.02%), 5/15/2029	15,101	14,816	14,837	0.8%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(133)	(135)	0.0%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (9.61%), 4/30/2031	53,090	52,104	52,128	2.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Relativity Oda, LLC (e) (n) (p)	Software/Services		S+ 4.50% (8.86%), 5/12/2029	$7,717	$7,693	$7,717	0.4%
REP TEC Intermediate Holdings, Inc. (e) (n) (p)	Software/Services		S+ 5.50% (9.83%), 12/1/2027	24,481	24,468	24,481	1.3%
Rialto Management Group, LLC (e) (h)	Financials		S+ 5.00%, 12/5/2030	—	(7)	(8)	0.0%
Rialto Management Group, LLC (e) (n) (p)	Financials		S+ 5.00% (9.53%), 12/5/2030	21,834	21,616	21,616	1.1%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.06%), 10/19/2027	7,362	7,371	7,362	0.4%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (11.06%), 10/19/2027	6,849	6,818	6,849	0.4%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		P+ 4.75% (12.25%), 10/19/2027	1,087	1,066	1,087	0.1%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		S+ 5.75% (10.27%), 10/19/2027	12,059	12,018	12,059	0.6%
RSC Acquisition, Inc. (e)	Financials		S+ 4.75% (9.34%), 11/1/2029	1,695	1,695	1,695	0.1%
RSC Acquisition, Inc. (e)	Financials		S+ 4.75% (9.26%), 11/1/2029	9,007	9,007	9,007	0.5%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75%, 11/1/2029	—	(45)	—	—%
RSC Acquisition, Inc. (e) (h)	Financials		S+ 4.75%, 11/1/2029	—	(6)	—	—%
RSC Acquisition, Inc. (e) (n)	Financials		S+ 4.75% (9.26%), 11/1/2029	7,116	7,122	7,116	0.4%
RSC Acquisition, Inc. (e) (n) (p)	Financials		S+ 4.75% (9.08%), 11/1/2029	21,593	21,587	21,593	1.1%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Healthcare		S+ 6.00%, 11/18/2027	—	(39)	—	—%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.00% (10.47%), 11/18/2027	12,993	12,833	12,993	0.7%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.00% (10.47%), 11/18/2027	37,166	37,054	37,165	1.9%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Business Services		S+ 5.25%, 12/3/2031	—	(22)	(44)	0.0%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Business Services		S+ 5.25% (9.78%), 12/3/2031	24,457	24,212	24,212	1.3%
SCIH Salt Holdings, Inc. (e) (h)	Industrials		S+ 4.00% (8.51%), 11/1/2028	978	979	985	0.1%
Sherlock Buyer Corp. (e) (h)	Business Services		S+ 5.75%, 12/8/2027	—	(6)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Business Services		S+ 5.75% (10.18%), 12/8/2028	15,719	15,661	15,719	0.8%
Simplifi Holdings, Inc. (e) (h)	Media/Entertainment		S+ 5.50%, 10/1/2026	—	(18)	—	—%
Simplifi Holdings, Inc. (e) (n)	Media/Entertainment		S+ 5.50% (9.96%), 10/1/2027	50,040	49,491	50,040	2.5%
SitusAMC Holdings Corp. (e)	Financials		S+ 5.50% (9.93%), 12/22/2027	9,677	9,629	9,677	0.5%
SitusAMC Holdings Corp. (e) (n)	Financials		S+ 5.50% (9.93%), 12/22/2027	6,341	6,306	6,341	0.3%
St. Croix Hospice Acquisition Corp. (e)	Healthcare		S+ 5.25% (9.94%), 10/30/2026	2,752	2,755	2,752	0.1%
St. Croix Hospice Acquisition Corp. (e) (n) (p)	Healthcare		S+ 5.25% (9.94%), 10/30/2026	18,934	18,819	18,934	1.0%
St. Croix Hospice Acquisition Corp. (e) (p)	Healthcare		S+ 5.25% (9.94%), 10/30/2026	24,901	24,931	24,901	1.3%
Striper Buyer, LLC (e) (n)	Paper & Packaging		S+ 5.50% (9.96%), 12/30/2026	16,827	16,808	16,827	0.9%
SunMed Group Holdings, LLC (e) (h)	Healthcare		S+ 5.50%, 6/16/2027	—	(2)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
SunMed Group Holdings, LLC (e) (n)	Healthcare		S+ 5.50% (10.19%), 6/16/2028	$12,568	$12,437	$12,568	0.7%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.50%) PIK, 3/31/2023	54,633	927	404	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.50%) PIK, 3/31/2023	9,698	164	72	0.0%
Tax Defense Network, LLC (e) (j)	Consumer		12.00% PIK, 3/31/2023	5,342	4,742	5,342	0.3%
TEI Intermediate, LLC (e) (h)	Business Services		S+ 4.75%, 12/15/2031	—	(45)	(18)	0.0%
TEI Intermediate, LLC (e) (h)	Business Services		S+ 4.75% (9.15%), 12/15/2031	366	358	358	0.0%
TEI Intermediate, LLC (e) (n) (p)	Business Services		S+ 4.75% (9.15%), 12/15/2031	22,847	22,828	22,790	1.2%
The NPD Group, LP (e) (h)	Business Services		S+ 5.00% (9.36%), 12/1/2027	573	552	573	0.0%
The NPD Group, LP (e) (n)	Business Services		S+ 5.00% (9.59%), 12/1/2028	52,233	51,619	52,232	2.6%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 4.00% (8.62%), 5/18/2028	6,014	6,014	5,406	0.3%
Tivity Health, Inc. (e) (n)	Healthcare		S+ 5.00% (9.36%), 6/28/2029	24,537	24,212	24,537	1.3%
Trinity Air Consultants Holdings Corp. (e) (h)	Business Services		S+ 5.25%, 6/29/2028	—	(7)	—	—%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.63%), 6/29/2028	8,522	8,510	8,522	0.4%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.63%), 6/29/2028	5,878	5,858	5,878	0.3%
Trinity Air Consultants Holdings Corp. (e) (n)	Business Services		S+ 5.25% (9.76%), 6/29/2028	29,212	29,151	29,212	1.5%
Triple Lift, Inc. (e) (h)	Software/Services		S+ 5.75%, 5/5/2028	—	(54)	(188)	0.0%
Triple Lift, Inc. (e) (n) (p)	Software/Services		S+ 5.75% (10.25%), 5/5/2028	39,381	38,383	37,806	2.0%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(60)	(118)	0.0%
Trystar, LLC (e) (h)	Utilities		S+ 4.50%, 8/6/2031	—	(59)	(59)	0.0%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.50% (8.93%), 8/6/2031	10,469	10,370	10,370	0.5%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.50% (9.03%), 8/6/2031	24,797	24,554	24,564	1.3%
Urban One, Inc. (b)	Media/Entertainment	1/24/2024	7.38%, 2/1/2028	1,561	1,396	972	0.1%
US Oral Surgery Management Holdco, LLC (e)	Healthcare		S+ 6.00% (10.52%), 11/20/2028	5,050	5,023	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 5.25%, 11/20/2028	—	(5)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.94%), 11/20/2028	6,997	6,942	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.82%), 11/18/2028	6,098	6,070	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.86%), 11/20/2028	17,668	17,503	17,668	0.9%
US Salt Investors, LLC (e) (h)	Chemicals		S+ 5.25%, 7/20/2026	—	(7)	—	—%
US Salt Investors, LLC (e) (n)	Chemicals		S+ 5.25% (9.73%), 7/19/2028	27,311	26,938	27,311	1.4%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(32)	(63)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(35)	(35)	0.0%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software/Services		S+ 6.00% (10.60%) 3.25% PIK, 8/23/2031	19,388	19,112	19,113	1.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Victors CCC Buyer, LLC (e)	Business Services		S+ 4.75% (9.30%), 6/1/2029	$1,567	$1,564	$1,567	0.1%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 4.75%, 6/1/2029	—	(17)	—	—%
Victors CCC Buyer, LLC (e) (n)	Business Services		S+ 4.75% (9.13%), 6/1/2029	23,698	23,375	23,698	1.2%
West Coast Dental Services, Inc. (e) (h)	Healthcare		S+ 5.75% (10.52%), 7/1/2028	2,794	2,746	2,740	0.1%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.47%) 2.00% PIK, 7/1/2028	27,922	27,502	27,503	1.4%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.50%), 7/1/2028	1,673	1,644	1,648	0.1%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75% (9.26%), 9/16/2031	3,180	3,100	3,050	0.2%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.75%, 9/16/2031	—	(65)	(65)	0.0%
Westwood Professional Services, Inc. (e) (n) (p)	Business Services		S+ 4.75% (9.08%), 9/19/2031	45,303	44,871	44,868	2.3%
WHCG Purchaser III, Inc. (e)	Healthcare		S+ 6.50% (10.83%) 3.25% PIK, 6/29/2029	22,824	22,824	22,824	1.2%
WIN Holdings III Corp. (e) (h)	Consumer		S+ 5.25% (9.71%), 7/16/2026	1,986	1,967	1,986	0.1%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.25% (9.71%), 7/16/2028	41,683	41,574	41,683	2.2%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.75% (10.25%), 7/16/2028	10,016	9,829	10,016	0.5%
Zendesk, Inc. (e) (s) (t)	Software/Services		S+ 5.00% (9.33%), 11/22/2028	65,525	64,967	65,525	3.4%
Subtotal Senior Secured First Lien Debt					$3,039,030	$2,965,692	155.2%

Senior Secured Second Lien Debt - 6.4% (d)
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (12.03%), 6/11/2029	$6,010	$5,962	$5,411	0.3%
Anchor Glass Container Corp. (e) (j)	Paper & Packaging		S+ 7.75% (12.71%), 6/7/2026	7,301	2,124	2,921	0.2%
Aruba Investments Holdings, LLC (e) (p)	Chemicals		S+ 7.75% (12.21%), 11/24/2028	3,759	3,632	3,604	0.2%
CommerceHub, Inc. (e)	Technology		S+ 7.00% (11.80%), 12/29/2028	9,388	8,181	7,980	0.4%
Corelogic, Inc. (n)	Business Services		S+ 6.50% (10.97%), 6/4/2029	9,272	8,650	8,994	0.5%
Edelman Financial Center, LLC (n)	Financials		S+ 5.25% (9.61%), 10/6/2028	9,500	9,478	9,565	0.5%
Integrated Efficiency Solutions, Inc. (e) (j) (m)	Industrials		10.00% PIK, 12/31/2026	1,939	1,074	446	0.0%
ORG GC Holdings, LLC (e) (m)	Business Services		18.00% PIK, 11/29/2027	5,877	5,647	4,999	0.3%
Pluto Acquisition I, Inc. (e) (n)	Healthcare		S+ 9.75% (14.18%) PIK, 12/20/2028	34,968	29,220	29,373	1.5%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 6.75% (11.22%), 5/18/2029	6,601	6,592	4,944	0.3%
Victory Buyer, LLC (e) (n)	Industrials		S+ 7.00% (11.47%), 11/19/2029	45,990	43,914	43,690	2.2%
Subtotal Senior Secured Second Lien Debt					$124,474	$121,927	6.4%
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
FBLC Senior Loan Fund, LLC (a) (b) (c) (e) (l)	Diversified Investment Vehicles	1/24/2024		404,934	$405,434	$404,934	21.2%
First Eagle Greenway Fund II, LLC (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		5,329	375	255	0.0%
Foresight Energy Operating, LLC (b) (e) (g) (r)	Energy	1/24/2024		158,093	3,063	779	0.0%
Gordian Medical, Inc. (b) (e) (g)	Healthcare	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (g) (n)	Healthcare	5/17/2024		162,894	2,962	2,875	0.2%
Higginbotham Insurance Agency, Inc. (b) (e) (g)	Financials	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		57,427	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		55,991	—	—	—%
Internap Corp. (b) (e) (g) (n)	Business Services	1/24/2024		1,596,606	1,599	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Business Services	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l) (x) (y)	Transportation	10/2/2024		2,200,100	2,814	2,308	0.1%
Kahala US OpCo, LLC (a) (b) (e) (g) (l) (x)	Transportation	1/24/2024		8,869,744	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Business Services	1/24/2024		20,167	3,118	3,140	0.2%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		324,541	325	325	0.0%
MGTF Holdco, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (z)	Business Services	1/24/2024		223,503	339	523	0.0%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		153,038	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		22,819	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		93,380	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		8,739	962	603	0.0%
Pluralsight, LLC (b) (e) (g)	Software/Services	8/22/2024		2,267,044	5,986	5,985	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/1/2021		3,710,315	4,941	4,758	0.2%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/29/2024		164,759	—	374	0.0%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q) (r)	Financials	12/30/2021		109,388	119,502	119,233	6.3%
Resolute Investment Managers, Inc. (b) (e) (g)	Financials	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (r)	Financials	1/24/2024		223	333	263	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Financials	1/24/2024		41,789,400	77,437	77,310	4.1%
Skillsoft Corp. (g)	Technology			12,435	187	298	0.0%
Smile Brands, Inc. (b) (e) (g)	Healthcare	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Telecom	1/24/2024		180,835	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		147,099	$—	$—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (m)	Diversified Investment Vehicles	1/24/2024		10,000	6,688	5,802	0.3%
Travelpro Products, Inc. (a) (b) (e) (g)	Consumer	1/24/2024		447,007	913	751	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Healthcare	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financials	1/24/2024		802,865	1,407	1,405	0.1%
WPNT, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food & Beverage	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$676,831	$671,145	35.1%

Total Investments - 207.6% (d)					$4,053,178	$3,966,075	207.6%
Interest Rate Swap:

Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
S + 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$25,000	$—	$—	$—

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

	At December 31, 2024
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
For the period ended March 31, 2025
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
For the period ended March 31, 2025
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
For the period ended March 31, 2025
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
For the period ended March 31, 2025
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2025 and 2024, respectively, there were no reimbursements from the Adviser.

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
For the period ended March 31, 2025
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
For the period ended March 31, 2025
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on the consolidated annual financial statements.
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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2025 and December 31, 2024, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2025 and December 31, 2024 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2025
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
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of March 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$8,054	$2,985,186	$—	$2,993,240
Senior Secured Second Lien Debt	—	29,340	92,885	—	122,225
Subordinated Debt	—	—	220,889	—	220,889
Collateralized Securities	—	—	7,486	—	7,486
Equity/Other	239	9,336	248,840	5,396	263,811
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$239	$46,730	$3,860,220	$5,396	$3,912,585
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
For the period ended March 31, 2025
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2025	$2,886,706	$103,368	$196,418	$10,893	$654,039	$3,851,424
Purchases and other adjustments to cost	236,188	1,889	44,823	32	6,729	289,661
Sales and repayments	(197,648)	(2,124)	(19,704)	(2,473)	(99,984)	(321,933)
Net realized gain (loss)	3,496	—	—	138	(169)	3,465
Transfers in	65,828	—	—	—	—	65,828
Transfers out	—	(7,980)	—	—	—	(7,980)
Net change in unrealized appreciation (depreciation) on investments	(9,384)	(2,268)	(648)	(1,104)	(6,841)	(20,245)
Balance as of March 31, 2025	$2,985,186	$92,885	$220,889	$7,486	$553,774	$3,860,220
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(7,522)	$(1,471)	$(648)	$(964)	$(6,841)	$(17,446)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
For the three months ended March 31, 2025, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2025, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
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
The composition of the Company’s investments as of March 31, 2025, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,076,826	$2,993,240	76.6%
Senior Secured Second Lien Debt	126,458	122,225	3.1
Subordinated Debt	227,330	220,889	5.6
Collateralized Securities	8,330	7,486	0.2
Equity/Other	276,706	263,811	6.7
FBLC Senior Loan Fund, LLC	305,270	304,934	7.8
Total	$4,020,920	$3,912,585	100.0%
The composition of the Company’s investments as of December 31, 2024, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,039,030	$2,965,692	74.7%
Senior Secured Second Lien Debt	124,474	121,927	3.1
Subordinated Debt	202,212	196,418	5.0
Collateralized Securities	10,631	10,893	0.3
Equity/Other	271,397	266,211	6.7
FBLC Senior Loan Fund, LLC	405,434	404,934	10.2
Total	$4,053,178	$3,966,075	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,616,921	Yield Analysis	Market Yield	0.00%	47.67%	10.23%
Senior Secured First Lien Debt (c)	223,230	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	96,889	Waterfall Analysis	Revenue Multiple	0.20x	0.62x	0.30x
Senior Secured First Lien Debt	48,146	Waterfall Analysis	EBITDA Multiple	5.60x	10.90x	7.64x
Senior Secured Second Lien Debt	87,891	Yield Analysis	Market Yield	12.80%	22.50%	16.88%
Senior Secured Second Lien Debt (b)	4,994	Waterfall Analysis	EBITDA Multiple	7.64x	7.64x	7.64x
Senior Secured Second Lien Debt (b)	—	Waterfall Analysis	Revenue Multiple	0.28x	0.28x	0.28x
Subordinated Debt	148,100	Waterfall Analysis	Tangible Net Asset Value Multiple	1.22x	1.54x	1.43x
Subordinated Debt (b)	37,531	Yield Analysis	Market Yield	13.70%	13.70%	13.70%
Subordinated Debt (c)	26,289	N/A	N/A	N/A	N/A	N/A
Subordinated Debt	8,969	Waterfall Analysis	EBITDA Multiple	9.24x	12.00x	9.24x
Collateralized Securities (b)	4,237	Yield Analysis	Discount Margin	16.88%	16.88%	16.88%
Collateralized Securities (b)	1,683	Yield Analysis	Discount Rate	5.10%	5.10%	5.10%
Collateralized Securities (d)	1,566	Waterfall Analysis	Asset Price	$0.56	$2.72	$1.70
Equity/Other	196,543	Waterfall Analysis	Tangible Net Asset Value Multiple	1.22x	1.54x	1.41x
Equity/Other	28,206	Waterfall Analysis	EBITDA Multiple	3.00x	27.50x	11.02x
Equity/Other	13,238	Yield Analysis	Market Yield	5.12%	11.00%	9.58%
Equity/Other (c)	9,427	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	1,405	Waterfall Analysis	Adjusted BV Multiple	2.20x	2.20x	2.20x
Equity/Other	21	Waterfall Analysis	Revenue Multiple	0.20x	0.32x	0.32x
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	12.22%	12.22%	12.22%
Total	$3,860,220
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.
(c) Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d) Range and weighted average shown in millions.

There were no significant changes in valuation approach or technique as of March 31, 2025.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
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
For the period ended March 31, 2025
(Unaudited)
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of March 31, 2025, the Company had nine portfolio companies on non-accrual with a total amortized cost of $121.1 million and fair value of $71.9 million, which represented 3.0% and 1.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2024, the Company had eight portfolio companies on non-accrual with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. As of March 31, 2025, the Company and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.

As of March 31, 2025, the Company’s investment in SLF consisted of equity contributions of $304.9 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Below is a summary of SLF’s portfolio as of March 31, 2025 and December 31, 2024. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	March 31, 2025	December 31, 2024
	(Unaudited)
Total assets	$959,644	$1,151,336
Total investments (1)	$885,009	$1,103,160
Weighted Average Current Yield for Total Portfolio (2)	9.0%	9.1%
Number of Portfolio companies in SLF	167	210
Largest portfolio company investment (1)	$16,774	$17,223
Total of five largest portfolio company investments (1)	$69,028	$72,582
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of March 31, 2025:

March 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
Acrisure, LLC (b)	Financials	S+ 2.75% (7.08%)	2/15/2027	$12,187	$12,127	$12,130	3.1%
Adtalem Global Education, Inc. (f)	Education	S+ 2.75% (7.08%)	8/14/2028	352	352	352	0.1%
Air Canada	Transportation	3.88%	8/15/2026	2,000	1,941	1,955	0.5%
Albion Financing 3 SARL (b)	Business Services	S+ 3.00% (7.29%)	8/16/2029	3,043	3,043	3,040	0.8%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 3.75% (8.08%)	2/15/2029	7,048	6,976	7,066	1.8%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,721	0.7%
Arches Buyer, Inc. (b)	Publishing	S+ 3.25% (7.68%)	12/6/2027	5,961	5,853	5,828	1.5%
Arcline FM Holdings, LLC (f)	Industrials	S+ 3.50% (7.82%)	6/24/2030	5,000	4,988	4,968	1.3%
Artera Services, LLC (b)	Utilities	S+ 4.50% (8.80%)	2/18/2031	5,562	5,529	5,263	1.3%
Ascensus Group Holdings, Inc. (b)	Business Services	S+ 3.00% (7.33%)	8/2/2028	7,525	7,519	7,461	1.9%
Astoria Energy, LLC (f)	Utilities	S+ 3.25% (7.58%)	12/10/2027	1,661	1,661	1,661	0.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (8.70%)	2/15/2029	4,863	4,848	3,770	1.0%
Avalara, Inc. (f)	Software/Services	S+ 3.25% (7.55%)	3/26/2032	6,000	5,970	5,972	1.5%
Avaya Holdings Corp.	Technology	S+ 7.50% (11.83%)	8/1/2028	2,540	2,504	2,003	0.5%
Baldwin Insurance Group Holdings, LLC (b)	Financials	S+ 3.00% (7.32%)	5/27/2031	3,502	3,495	3,489	0.9%
Bella Holding Co., LLC (b) (f)	Healthcare	S+ 3.25% (7.58%)	5/10/2028	8,087	8,062	8,063	2.1%
Belron Finance 2019, LLC (b)	Transportation	S+ 2.75% (7.05%)	10/16/2031	5,771	5,758	5,753	1.5%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 4.00% ( 8.33%)	3/12/2029	4,963	4,900	4,937	1.3%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 2.00% (6.30%)	12/31/2030	4,953	4,957	4,936	1.3%
Brown Group Holding, LLC (b)	Other	S+ 2.50% (6.79%)	7/1/2031	2,985	2,985	2,964	0.8%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	3,000	2,916	2,846	0.7%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.25% (6.56%)	2/6/2031	4,987	4,983	4,946	1.3%
Camelot Return Merger Sub, Inc.	Industrials	8.75%	8/1/2028	1,377	1,206	1,141	0.3%
CCI Buyer, Inc. (b)	Telecom	S+ 4.00% (8.30%)	12/17/2027	$4,987	$4,961	$4,986	1.3%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (8.43%)	3/25/2031	6,237	6,211	5,973	1.5%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Media/Entertainment	S+ 3.75% (8.05%)	3/8/2030	7,395	7,358	7,345	1.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

March 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Citadel Securities, LP (b)	Financials	S+ 2.00% (6.33%)	10/31/2031	4,444	4,442	4,437	1.1%
Clarios Global, LP (b)	Transportation	S+ 2.75% (7.08%)	1/28/2032	10,000	9,991	9,838	2.5%
Clover Holding 2, LLC (b)	Software/Services	S+ 4.00% (8.30%)	12/9/2031	5,250	5,202	5,184	1.3%
CNT Holdings I Corp. (f)	Consumer	S+ 2.50% (6.80%)	11/8/2032	3,370	3,370	3,345	0.9%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (8.46%)	12/29/2027	4,936	4,936	4,759	1.2%
Compass Power Generation, LLC (b)	Utilities	S+ 3.75% (8.08%)	4/16/2029	7,089	6,993	7,086	1.8%
Connect Finco SARL (f)	Telecom	S+ 3.50% (7.83%)	12/11/2026	2,175	2,178	2,158	0.6%
Connectwise, LLC (b) (f)	Software/Services	S+ 3.50% (8.06%)	9/29/2028	12,726	12,702	12,703	3.2%
Conservice Midco, LLC (b)	Business Services	S+ 3.00% (7.33%)	5/13/2030	7,450	7,450	7,404	1.9%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (7.94%)	6/2/2028	6,947	6,914	6,800	1.7%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 5.63% (9.94%)	8/1/2028	3,298	3,357	3,005	0.8%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.08%)	3/26/2032	4,750	4,703	4,637	1.2%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.07%)	5/1/2031	9,900	9,860	9,677	2.5%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.00% (8.30%)	4/9/2031	2,328	2,318	2,326	0.6%
Crown Finance US, Inc. (b)	Media/Entertainment	S+ 5.25% (9.57%)	12/2/2031	4,988	4,941	4,955	1.3%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (9.55%)	8/2/2027	560	556	560	0.1%
Division Holding Corp. (b)	Business Services	S+ 4.75% (9.19%)	5/26/2028	7,892	7,892	7,892	2.0%
Edgewater Generation, LLC (b)	Utilities	S+ 3.00% (7.30%)	8/1/2030	7,269	7,203	7,258	1.9%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (9.32%)	5/17/2029	3,737	3,673	3,737	1.0%
Emerald Borrower, LP (b) (f)	Industrials	S+ 2.50% (6.80%)	8/4/2031	2,311	2,307	2,287	0.6%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (7.29%)	8/1/2029	9,246	9,184	9,230	2.4%
Entain, PLC (b) (f)	Gaming/Lodging	S+ 2.75% (7.05%)	10/31/2029	3,476	3,471	3,477	0.9%
Epicor Software Corp. (b) (f)	Software/Services	S+ 2.75% (7.08%)	5/30/2031	3,998	3,993	3,985	1.0%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 3.25% (7.58%)	2/12/2031	2,481	2,481	2,461	0.6%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 5.25% (9.57%)	12/18/2028	2,993	2,965	2,974	0.8%
First Advantage Holdings, LLC (b)	Business Services	S+ 3.25% (7.58%)	10/31/2031	4,489	4,469	4,458	1.1%
First Brands Group, LLC (b) (f)	Consumer	S+ 5.00% (9.55%)	3/30/2027	5,924	5,878	5,487	1.4%
Fitness International, LLC (b)	Consumer	S+ 5.25% (9.58%)	2/12/2029	9,900	9,661	10,008	2.6%
FNZ Group Entities, Ltd. (b)	Financials	S+ 5.00% (9.29%)	11/5/2031	5,000	4,914	4,598	1.2%
Focus Financial Partners, LLC (f)	Financials	S+ 2.75% (7.08%)	9/15/2031	6,983	6,972	6,908	1.8%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (9.20%)	12/29/2028	2,205	2,191	2,217	0.6%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (12.40%)	6/30/2027	654	638	654	0.2%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (8.29%)	1/29/2031	7,799	7,755	7,072	1.8%
Freeport LNG Investments, LLLP (b)	Energy	S+ 3.00% (7.56%)	11/17/2026	5,761	5,734	5,751	1.5%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 5.00% (9.29%)	7/31/2030	4,726	4,279	3,951	1.0%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.81%)	8/18/2028	4,555	4,536	4,479	1.1%
Geosyntec Consultants, Inc. (b)	Business Services	S+ 3.75% (8.08%)	7/31/2031	9,227	9,187	9,204	2.4%
Global Medical Response, Inc. (b)	Healthcare	S+ 5.50% (9.79%) 0.75% PIK	10/31/2028	9,949	9,806	9,935	2.5%
Golden State Foods, LLC (b)	Food & Beverage	S+ 4.25% (8.56%)	12/4/2031	6,468	6,423	6,480	1.7%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (10.56%)	11/12/2026	7,385	7,111	7,385	1.9%
Gulfside Supply, Inc. (b)	Industrials	S+ 3.00% (7.30%)	6/17/2031	4,659	4,659	4,613	1.2%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (6.90%)	3/29/2027	4,813	4,812	4,811	1.2%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 3.00% (7.33%)	5/30/2031	$6,869	$6,856	$6,854	1.8%
HelpSystems Holdings, Inc. (b)	Software/Services	S+ 4.00% (8.39%)	11/19/2026	7,272	6,578	6,623	1.7%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.32%)	3/18/2030	5,270	5,232	5,256	1.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

March 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Hunter Douglas, Inc. (b) (f)	Consumer	S+ 3.25% (7.55%)	1/16/2032	4,518	4,504	4,304	1.1%
Icon Parent, Inc. (b)	Software/Services	S+ 3.00% (7.32%)	11/13/2031	5,000	4,979	4,958	1.3%
IDERA, Inc. (f)	Technology	S+ 3.50% (7.79%)	3/2/2028	4,987	4,991	4,603	1.2%
IXS Holdings, Inc. (b) (f)	Transportation	S+ 4.25% (8.65%)	3/5/2027	7,426	7,237	7,242	1.9%
Jane Street Group, LLC (b)	Financials	S+ 2.00% (6.31%)	12/15/2031	6,148	6,136	6,070	1.6%
Jump Financial, LLC (b)	Financials	S+ 4.25% (8.55%)	2/26/2032	7,268	7,198	7,300	1.9%
Kaman Corp. (b) (d)	Industrials	S+ 2.75%	2/26/2032	—	(1)	(8)	0.0%
Kaman Corp. (b)	Industrials	S+ 2.75% (7.07%)	2/26/2032	6,230	6,223	6,142	1.6%
Kaseya, Inc. (b)	Software/Services	S+ 3.25% (7.57%)	3/22/2032	3,800	3,781	3,783	1.0%
Kuehg Corp. (f)	Education	S+ 3.25% (7.55%)	6/12/2030	3,086	2,978	3,079	0.8%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (9.43%)	10/30/2028	4,949	4,904	4,087	1.0%
LaserShip, Inc. (b)	Transportation	S+ 5.50% (10.06%) 4.00% PIK	8/10/2029	3,823	3,214	2,189	0.6%
LifePoint Health, Inc. (b)	Healthcare	S+ 3.75% (8.05%)	5/19/2031	4,836	4,745	4,682	1.2%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.04%)	1/29/2027	895	853	898	0.2%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.04%)	1/29/2027	15,817	15,069	15,876	4.1%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 3.75% (8.07%)	3/20/2028	9,908	9,887	9,908	2.5%
Luxembourg Investment Co., 428 SARL	Chemicals	P+ 4.00% (11.50%)	1/3/2029	3,686	3,660	51	0.0%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (9.31%)	10/3/2030	4,950	4,745	4,849	1.2%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (8.58%)	5/3/2028	6,416	6,243	6,067	1.6%
Michael Baker International, LLC (b)	Industrials	S+ 4.00% (8.33%)	12/1/2028	3,235	3,217	3,224	0.8%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.60% (9.15%)	12/31/2030	775	766	635	0.2%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 3.75% (8.04%)	12/31/2030	93	92	92	0.0%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (8.33%)	5/6/2026	5,285	5,283	5,199	1.3%
Nexus Buyer, LLC (b)	Financials	S+ 3.50% (7.83%)	7/31/2031	5,000	4,979	4,968	1.3%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.55%)	4/3/2028	2,220	2,206	2,212	0.6%
Omnia Partners, LLC (f)	Business Services	S+ 2.75% (7.05%)	7/25/2030	6,199	6,163	6,152	1.6%
Osaic Holdings, Inc. (f)	Financials	S+ 3.50% (7.82%)	8/17/2028	5,477	5,439	5,432	1.4%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (8.55%)	4/30/2029	3,434	3,412	3,204	0.8%
Peer Holding III B.V. (b)	Retail	S+ 2.50% (6.80%)	7/1/2031	5,985	5,985	5,969	1.5%
Peraton Corp. (b)	Business Services	S+ 3.75% (8.18%)	2/1/2028	4,894	4,874	4,348	1.1%
PetSmart, LLC (f)	Retail	S+ 3.75% (8.18%)	2/11/2028	2,468	2,467	2,424	0.6%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (8.30%)	9/20/2028	9,705	9,705	8,443	2.2%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (7.55%)	3/31/2028	7,423	7,131	6,693	1.7%
Power Stop, LLC (f)	Transportation	S+ 4.75% (9.18%)	1/26/2029	2,748	2,731	2,592	0.7%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	6,600	6,414	6,400	1.6%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (8.33%)	7/31/2026	6,711	6,695	6,705	1.7%
Pretzel Parent, Inc. (b)	Media/Entertainment	S+ 4.50% (8.83%)	10/1/2031	3,500	3,451	3,496	0.9%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (7.33%)	8/31/2028	6,667	6,637	6,640	1.7%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (9.08%)	3/15/2030	4,752	4,692	4,729	1.2%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (6.58%)	4/14/2031	6,048	6,036	5,974	1.5%
Quikrete Holdings, Inc. (b)	Industrials	S+ 2.25% (6.58%)	2/10/2032	2,550	2,544	2,519	0.6%
Radiology Partners, Inc. (b) (f)	Healthcare	S+ 5.00% (9.59%) 1.50% PIK	1/31/2029	10,507	10,028	10,108	2.6%
Raven Acquisition Holdings, LLC (b) (d)	Healthcare	S+ 3.25%	11/19/2031	—	(3)	(7)	0.0%
Raven Acquisition Holdings, LLC (b)	Healthcare	S+ 3.25% (7.57%)	11/19/2031	$7,933	$7,898	$7,831	2.0%
Recess Holdings, Inc. (b)	Consumer	S+ 3.75% (8.05%)	2/21/2030	7,394	7,340	7,385	1.9%
Renaissance Holdings Corp. (f)	Software/Services	S+ 4.00% (8.32%)	4/5/2030	1,970	1,970	1,930	0.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

March 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 2.75% (7.05%)	11/22/2029	4,984	4,903	4,955	1.3%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 6.50% (10.79%) 1.50% PIK	5/28/2027	5,836	5,715	5,629	1.4%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (8.94%)	12/20/2027	9,872	9,870	9,872	2.5%
Ryan Specialty Group, LLC (b)	Financials	S+ 2.25% (6.58%)	9/15/2031	1,997	1,993	1,989	0.5%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (9.42%)	3/13/2028	6,720	6,614	6,657	1.7%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (8.93%)	6/28/2026	7,768	7,650	7,724	2.0%
Saks Global Enterprises, LLC	Consumer	11.00%	12/15/2029	3,000	3,000	2,431	0.6%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 3.00% (7.31%)	7/31/2031	7,272	7,258	7,245	1.9%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.25% (10.54%)	5/10/2027	5,162	5,107	5,162	1.3%
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	2/28/2025	650	173	650	0.2%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (11.06%)	5/18/2028	1,851	1,622	1,833	0.5%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (11.06%) 5.50% PIK	8/18/2028	10,322	10,320	5,161	1.3%
Sotera Health Holdings, LLC (b)	Healthcare	S+ 3.25% (7.55%)	5/30/2031	9,950	9,909	9,913	2.5%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (8.18%)	10/16/2028	2,954	2,947	2,797	0.7%
Staples, Inc. (f)	Business Services	S+ 5.75% (10.04%)	9/4/2029	4,987	4,814	4,419	1.1%
Starlight Parent, LLC (f)	Software/Services	S+ 4.00% (8.32%)	3/12/2032	7,500	7,275	7,270	1.9%
Stonepeak Nile Parent, LLC (b)	Transportation	S+ 2.75% (7.06%)	2/4/2032	4,375	4,364	4,354	1.1%
Tecta America Corp. (f)	Industrials	S+ 3.00% (7.33%)	2/18/2032	5,945	5,931	5,894	1.5%
TransDigm, Inc. (f)	Industrials	S+ 2.50% (6.80%)	2/28/2031	5,940	5,929	5,903	1.5%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.00% (7.29%)	2/16/2028	12,849	12,844	12,823	3.3%
Triton Water Holdings, Inc. (b) (f)	Food & Beverage	S+ 2.25% (6.55%)	3/31/2028	8,948	8,922	8,904	2.3%
Truck Hero, Inc. (b) (f)	Transportation	S+ 5.00% (9.44%)	1/31/2028	4,477	4,392	4,378	1.1%
Truck Hero, Inc. (b) (f)	Transportation	S+ 3.50% (7.94%)	1/31/2028	8,428	8,339	8,036	2.1%
UKG, Inc. (b) (f)	Technology	S+ 3.00% (7.30%)	2/10/2031	9,686	9,622	9,661	2.5%
United Airlines, Inc. (b)	Transportation	S+ 2.00% (6.30%)	2/24/2031	3,739	3,724	3,724	1.0%
University Support Services, LLC (f)	Education	S+ 2.75% (7.06%)	2/12/2029	5,252	5,247	5,205	1.3%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (8.69%)	10/2/2028	6,968	6,683	6,827	1.7%
Venga Finance SARL (b)	Telecom	S+ 3.75% (8.33%)	6/29/2029	3,900	3,815	3,892	1.0%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (8.19%)	11/20/2028	9,416	9,135	9,120	2.3%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 4.75% (9.07%)	6/27/2029	9,950	9,867	9,860	2.5%
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.00% (8.32%)	5/10/2029	2,955	2,930	2,959	0.8%
WCG Purchaser Corp. (b)	Healthcare	S+ 3.00% (7.32%)	2/25/2032	6,500	6,469	6,427	1.6%
WestJet Loyalty, LP (b)	Transportation	S+ 3.25% (7.55%)	2/14/2031	5,742	5,692	5,517	1.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

March 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (7.58%)	10/19/2029	$5,320	$5,296	$5,149	1.3%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (7.07%)	8/1/2030	3,269	3,216	3,232	0.8%
X Corp. (b)	Media/Entertainment	S+ 6.50% (10.95%)	10/26/2029	9,974	9,931	9,909	2.5%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 4.25% (8.58%)	3/9/2027	1,579	1,498	1,477	0.4%
Zayo Group Holdings, Inc. (b) (f)	Telecom	S+ 3.00% (7.44%)	3/9/2027	8,410	7,612	7,810	2.0%
Subtotal Senior Secured First Lien Debt					$835,002	$816,633	208.4%

Senior Secured Second Lien Debt
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 10.50% (14.80%) 8.00% PIK	3/1/2029	$1,734	$1,733	$867	0.2%
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.69%)	6/11/2029	1,943	1,929	1,693	0.4%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (9.58%)	10/6/2028	4,750	4,742	4,743	1.2%
Icon Parent, Inc. (b)	Software/Services	S+ 5.00% (9.32%)	11/12/2032	5,000	4,980	4,994	1.3%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (11.19%)	3/2/2029	1,036	1,030	933	0.2%
Kaseya, Inc. (b)	Software/Services	S+ 5.00% (9.33%)	3/18/2033	696	693	696	0.2%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (14.14%)	10/11/2029	2,000	1,959	1,960	0.5%
Peraton Corp. (b)	Business Services	S+ 7.75% (12.18%)	2/1/2029	5,000	4,068	3,722	1.0%
Subtotal Senior Secured Second Lien Debt					$21,134	$19,608	5.0%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (11.45%)	4/22/2034	$1,410	$1,307	$1,320	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (12.06%)	3/9/2034	1,224	1,148	1,034	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (13.16%)	7/20/2034	2,100	2,003	1,823	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (11.01%)	10/15/2029	23	23	23	0.0%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (12.53%)	1/20/2030	2,000	1,816	1,368	0.4%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (13.29%)	4/22/2033	1,000	896	916	0.2%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (10.66%)	5/6/2030	3,000	2,786	2,572	0.7%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (13.06%)	1/18/2032	2,000	1,916	1,795	0.5%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (10.94%)	10/15/2031	2,500	2,335	2,275	0.6%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (10.26%)	4/26/2031	2,200	2,112	2,124	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (11.31%)	4/20/2033	2,000	1,923	1,904	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (12.22%)	10/15/2034	1,500	1,439	1,408	0.4%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (12.70%)	2/20/2033	1,455	1,445	1,413	0.4%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (10.66%)	7/25/2030	2,400	2,164	2,012	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (10.35%)	10/26/2031	1,000	924	796	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

March 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (11.52%)	7/16/2032	$3,000	$2,821	$2,891	0.7%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (12.11%)	7/19/2034	3,000	2,927	2,820	0.7%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (11.71%)	4/15/2034	3,000	2,929	2,807	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (12.43%)	1/15/2031	3,000	2,624	513	0.1%
Subtotal Collateralized Securities					$35,538	$31,814	8.1%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$528	0.1%
Avaya Holdings Corp.	Technology			17	244	104	0.0%
Gordian Medical, Inc.	Healthcare			415	7,448	7,316	1.9%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
PG&E Corp.	Utilities	6.00%	12/1/2027	179	8,683	8,014	2.0%
Resolute Investment Managers, Inc.	Financials			30	1,286	992	0.3%
Subtotal Equity/Other					$18,905	$16,954	4.3%

TOTAL INVESTMENTS					$910,579	$885,009	225.8%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members' capital as of March 31, 2025.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.2 million of unfunded commitments as of March 31, 2025.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.16%)	8/15/2028	$12,353	$12,334	$9,880	2.0%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (11.96%)	6/30/2025	10,297	10,279	9,692	1.9%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 2.25% (6.61%)	9/29/2031	8,571	8,551	8,536	1.7%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (9.63%)	4/20/2028	4,462	4,436	4,575	0.9%
American Builders & Contractors Supply Co., Inc.	Industrials	4.00%	1/15/2028	2,000	1,909	1,909	0.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 3.75% (8.11%)	2/15/2029	7,067	6,988	7,114	1.4%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,599	0.5%
Arches Buyer, Inc. (b)	Publishing	S+ 3.25% (7.71%)	12/6/2027	5,977	5,862	5,829	1.2%
Arcosa, Inc. (b)	Industrials	S+ 2.25% (6.61%)	8/15/2031	1,300	1,300	1,309	0.3%
Artera Services, LLC (b)	Utilities	S+ 4.50% (8.83%)	2/18/2031	5,576	5,540	5,519	1.1%
Ascensus Group Holdings, Inc. (b)	Business Services	S+ 3.00% (7.36%)	8/2/2028	7,545	7,538	7,601	1.5%
Astoria Energy, LLC (f)	Utilities	S+ 3.25% (7.61%)	12/10/2027	1,723	1,723	1,733	0.3%
Asurion, LLC (b)	Business Services	S+ 3.25% (7.72%)	12/23/2026	4,016	3,986	4,012	0.8%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (7.61%)	2/15/2029	12,690	12,641	12,704	2.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (8.73%)	2/15/2029	4,875	4,858	3,739	0.7%
Avaya Holdings Corp.	Technology	S+ 7.50% (11.86%)	8/1/2028	2,546	2,507	2,149	0.4%
Baldwin Insurance Group Holdings, LLC (b)	Financials	S+ 3.25% (7.61%)	5/26/2031	3,511	3,503	3,526	0.7%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.14%)	10/2/2028	3,701	3,675	3,492	0.7%
Bella Holding Co., LLC (b) (f)	Healthcare	S+ 3.75% (8.21%)	5/10/2028	8,107	8,078	8,149	1.6%
Belron Finance 2019, LLC (b)	Transportation	S+ 2.75% (7.27%)	10/16/2031	5,786	5,771	5,833	1.2%
Berlin Packaging, LLC (f)	Paper & Packaging	S+ 3.50% (7.83%)	6/9/2031	3,032	3,026	3,048	0.6%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 5.00% (9.36%)	3/12/2029	4,975	4,887	5,030	1.0%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 2.00% (6.33%)	12/31/2030	12,355	12,361	12,367	2.4%
Broadstreet Partners, Inc. (f)	Financials	S+ 3.00% (7.36%)	6/16/2031	1,851	1,849	1,855	0.4%
Brown Group Holding, LLC (b)	Other	S+ 2.50% (7.09%)	7/1/2031	2,993	2,993	2,999	0.6%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	3,000	2,908	2,815	0.6%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.25% (6.61%)	2/6/2031	8,739	8,725	8,742	1.7%
Calpine Construction Finance Co., LP (f)	Utilities	S+ 2.00% (6.36%)	7/31/2030	2,494	2,499	2,486	0.5%
CCI Buyer, Inc. (b)	Telecom	S+ 4.00% (8.33%)	12/17/2027	7,423	7,379	7,420	1.5%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (8.46%)	3/25/2031	6,253	6,223	6,265	1.3%
Charter Communications Operating, LLC	Cable	2.25%	1/15/2029	400	359	352	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Media/Entertainment	S+ 3.75% (8.08%)	3/8/2030	7,414	7,374	7,284	1.5%
Citadel Securities, LP (b)	Financials	S+ 2.00% (6.33%)	10/31/2031	4,455	4,452	4,465	0.9%
Clover Holding 2, LLC (b)	Software/Services	S+ 4.00% (8.30%)	12/9/2031	5,250	5,198	5,303	1.1%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.09%)	11/8/2027	3,370	3,370	3,388	0.7%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (8.80%)	12/29/2027	4,948	4,948	4,684	0.9%
Compass Power Generation, LLC (b)	Utilities	S+ 3.75% (8.11%)	4/16/2029	7,246	7,141	7,290	1.5%
Connect Finco SARL (f)	Telecom	S+ 3.50% (7.86%)	12/11/2026	2,175	2,178	2,148	0.4%
Connectwise, LLC (b) (f)	Software/Services	S+ 3.50% (8.09%)	9/29/2028	12,759	12,730	12,826	2.5%
Conservice Midco, LLC (b)	Business Services	S+ 3.50% (7.86%)	5/13/2027	7,469	7,469	7,516	1.5%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (7.97%)	6/2/2028	6,965	6,928	6,867	1.4%
Cornerstone Building Brands, Inc. (f)	Industrials	S+ 4.50% (8.90%)	5/15/2031	1,377	1,370	1,322	0.3%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 5.63% (10.02%)	8/1/2028	3,306	3,368	3,239	0.6%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.30%)	5/1/2031	9,925	9,880	9,969	2.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
CPV Shore Holdings, LLC (b)	Utilities	S+ 3.75% (8.53%)	12/29/2025	$2,000	$1,988	$1,978	0.4%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.00% (8.43%)	4/9/2031	2,333	2,322	2,336	0.5%
Crown Finance US, Inc. (b)	Media/Entertainment	S+ 5.25% (9.80%)	12/2/2031	5,000	4,950	4,994	1.0%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (9.85%)	8/2/2027	1,793	1,780	1,796	0.4%
Division Holding Corp. (b)	Business Services	S+ 4.75% (9.22%)	5/26/2028	7,892	7,892	7,892	1.6%
Edgewater Generation, LLC (b)	Utilities	S+ 4.25% (8.61%)	8/1/2030	7,308	7,237	7,403	1.5%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (9.36%)	5/17/2029	4,127	4,052	4,127	0.8%
Electron Bidco, Inc. (b)	Healthcare	S+ 2.75% (7.11%)	11/1/2028	2,500	2,500	2,507	0.5%
Emerald Borrower, LP (b) (f)	Industrials	S+ 2.50% (6.83%)	8/4/2031	5,317	5,308	5,332	1.1%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (7.59%)	8/1/2029	9,269	9,201	9,328	1.9%
Entain, PLC (b) (f)	Gaming/Lodging	S+ 2.75% (7.08%)	10/31/2029	3,485	3,478	3,492	0.7%
Epicor Software Corp. (b) (f)	Software/Services	S+ 2.75% (7.11%)	5/30/2031	4,008	4,001	4,033	0.8%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 3.25% (7.61%)	2/12/2031	2,488	2,487	2,487	0.5%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 4.00% (8.30%)	12/15/2028	2,000	1,920	1,975	0.4%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 5.25% (9.63%)	12/18/2028	3,000	2,970	2,960	0.6%
First Advantage Holdings, LLC (b)	Business Services	S+ 3.25% (7.61%)	10/31/2031	4,500	4,477	4,544	0.9%
First Brands Group, LLC (b) (f)	Consumer	S+ 5.00% (9.85%)	3/30/2027	5,940	5,891	5,563	1.1%
Fitness International, LLC (b)	Consumer	S+ 5.25% (9.71%)	2/12/2029	9,925	9,669	9,975	2.0%
FNZ Group Entities, Ltd. (b)	Financials	S+ 5.00% (9.55%)	11/5/2031	5,000	4,913	4,869	1.0%
Focus Financial Partners, LLC (d) (f)	Financials	S+ 3.25%	9/11/2031	—	—	7	0.0%
Focus Financial Partners, LLC (f)	Financials	S+ 3.25% (7.61%)	9/11/2031	8,127	8,107	8,195	1.6%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (9.23%)	12/29/2028	2,385	2,369	2,407	0.5%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (12.43%)	6/30/2027	656	639	656	0.1%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (8.59%)	1/29/2031	12,319	12,232	12,108	2.4%
Freeport LNG Investments, LLLP (b)	Energy	S+ 3.00% (7.88%)	11/17/2026	5,838	5,806	5,826	1.2%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (9.34%)	4/30/2029	7,740	7,043	6,850	1.4%
Genesys Cloud Services Holdings I, LLC (b)	Software/Services	S+ 3.00% (7.36%)	12/1/2027	4,791	4,735	4,827	1.0%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.84%)	8/18/2028	4,566	4,544	4,568	0.9%
Geosyntec Consultants, Inc. (b)	Business Services	S+ 3.75% (8.11%)	7/31/2031	9,250	9,205	9,308	1.9%
GFL Environmental, Inc.	Business Services	3.50%	9/1/2028	2,000	1,896	1,883	0.4%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 2.50% (7.09%)	10/4/2030	1,242	1,237	1,248	0.2%
Global Medical Response, Inc. (b)	Healthcare	S+ 6.25% (10.61%) 0.75% PIK	10/31/2028	9,970	9,817	9,989	2.0%
Golden State Foods, LLC (b)	Food & Beverage	S+ 4.25% (8.58%)	10/7/2031	6,500	6,451	6,551	1.3%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (10.59%)	11/12/2026	7,424	7,108	7,451	1.5%
Gulfside Supply, Inc. (b)	Industrials	S+ 3.00% (7.33%)	6/17/2031	4,728	4,728	4,744	0.9%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (6.93%)	3/29/2027	4,825	4,825	4,836	1.0%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 3.75% (8.11%)	5/30/2031	6,990	6,974	7,030	1.4%
HelpSystems Holdings, Inc. (b)	Software/Services	S+ 4.00% (8.69%)	11/19/2026	7,291	6,501	6,404	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.48%)	3/18/2030	5,283	5,243	5,296	1.1%
Hunter Douglas, Inc. (b) (f)	Consumer	S+ 3.50% (8.02%)	2/25/2029	4,969	4,953	4,957	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 3.00% (7.52%)	11/13/2031	5,000	4,975	5,014	1.0%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (8.34%)	12/29/2027	5,012	5,007	4,471	0.9%
IDERA, Inc. (f)	Technology	S+ 3.50% (8.07%)	3/2/2028	6,790	6,793	6,656	1.3%
IXS Holdings, Inc. (b) (f)	Transportation	S+ 4.25% (8.68%)	3/5/2027	7,447	7,233	7,166	1.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (9.22%)	10/4/2028	$3,874	$3,863	$3,881	0.8%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,703	6,544	1.3%
Jane Street Group, LLC (b)	Financials	S+ 2.00% (6.40%)	12/15/2031	6,164	6,149	6,137	1.2%
Jazz Securities, DAC	Healthcare	4.38%	1/15/2029	1,000	937	943	0.2%
Johnstone Supply, LLC (f)	Industrials	S+ 2.50% (6.88%)	6/9/2031	981	979	984	0.2%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.09%)	8/7/2028	7,269	7,193	7,232	1.4%
Kuehg Corp. (f)	Education	S+ 3.25% (7.84%)	6/12/2030	3,094	2,981	3,122	0.6%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (9.46%)	10/30/2028	4,962	4,912	4,787	1.0%
Lakeshore Learning Materials, LLC (f)	Retail	S+ 3.50% (7.97%)	9/29/2028	4,949	4,949	4,862	1.0%
LaserShip, Inc. (b)	Transportation	S+ 4.50% (9.28%)	8/10/2029	3,775	3,135	2,850	0.6%
LBM Acquisition, LLC (b) (f)	Industrials	S+ 3.75% (8.21%)	12/17/2027	4,974	4,965	4,982	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	4,000	3,934	3,830	0.8%
LifePoint Health, Inc. (b)	Healthcare	S+ 3.75% (8.41%)	5/19/2031	4,848	4,753	4,861	1.0%
Lightning Power, LLC (b)	Utilities	S+ 3.25% (7.58%)	8/18/2031	4,489	4,445	4,534	0.9%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	15,866	15,019	16,025	3.1%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	897	850	906	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (9.44%)	3/20/2028	9,933	9,906	9,933	2.0%
Luxembourg Investment Co., 428 SARL	Chemicals	S+ 7.00% (11.74%)	1/3/2029	3,686	3,660	51	0.0%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,990	1,893	0.4%
Magnite, Inc. (b)	Technology	S+ 3.75% (8.11%)	2/6/2031	4,975	4,930	5,031	1.0%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (9.36%)	10/3/2030	4,963	4,748	4,822	1.0%
Medline Borrower, LP (f)	Healthcare	S+ 2.25% (6.61%)	10/23/2028	3,990	3,990	4,001	0.8%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (8.82%)	5/3/2028	4,432	4,358	4,432	0.9%
Michael Baker International, LLC (b)	Industrials	S+ 4.75% (9.11%)	12/1/2028	3,243	3,223	3,253	0.6%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.03%)	9/1/2028	868	858	735	0.1%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (8.36%)	5/6/2026	5,299	5,295	5,201	1.0%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (8.18%)	3/2/2028	94	93	93	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (8.21%)	3/2/2028	2,373	2,366	2,349	0.5%
Nexus Buyer, LLC (b)	Financials	S+ 4.00% (8.36%)	7/31/2031	7,156	7,121	7,173	1.4%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.66%)	4/3/2028	2,247	2,231	2,261	0.5%
Omnia Partners, LLC (f)	Business Services	S+ 2.75% (7.37%)	7/25/2030	6,214	6,177	6,240	1.2%
OneDigital Borrower, LLC (f)	Financials	S+ 3.25% (7.61%)	7/2/2031	6,841	6,808	6,849	1.4%
Osaic Holdings, Inc. (f)	Financials	S+ 3.50% (7.86%)	8/17/2028	5,491	5,448	5,506	1.1%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (8.50%)	4/30/2029	4,943	4,895	4,884	1.0%
Peer Holding III B.V. (b)	Retail	S+ 3.00% (7.33%)	7/1/2031	6,000	6,000	6,024	1.2%
Peraton Corp. (b)	Industrials	S+ 3.75% (8.21%)	2/1/2028	4,907	4,884	4,557	0.9%
PetSmart, LLC (f)	Retail	S+ 3.75% (8.21%)	2/11/2028	2,474	2,473	2,462	0.5%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (8.52%)	9/20/2028	9,730	9,730	8,838	1.7%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (7.85%)	3/31/2028	7,442	7,126	6,944	1.4%
Power Stop, LLC (f)	Transportation	S+ 4.75% (9.36%)	1/26/2029	3,149	3,125	2,986	0.6%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	8,600	8,281	8,284	1.7%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (8.36%)	7/31/2026	6,729	6,707	6,763	1.4%
Pretzel Parent, Inc. (b)	Media/Entertainment	S+ 4.50% (8.86%)	10/1/2031	3,500	3,449	3,522	0.7%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (7.36%)	8/31/2028	6,309	6,272	6,335	1.3%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (9.11%)	3/15/2030	4,764	4,700	4,766	1.0%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (6.61%)	3/19/2029	1,734	1,734	1,732	0.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.50% (6.86%)	4/14/2031	6,063	6,048	6,056	1.2%
Radar Bidco SARL (b)	Transportation	S+ 3.75% (8.34%)	4/4/2031	1,407	1,400	1,422	0.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Radiology Partners, Inc. (b) (f)	Healthcare	S+ 5.00% (9.78%) 1.50% PIK	1/31/2029	$10,493	$9,984	$10,345	2.0%
Raven Acquisition Holdings, LLC (b) (d)	Healthcare	S+ 3.25%	11/19/2031	—	(3)	1	0.0%
Raven Acquisition Holdings, LLC (b)	Healthcare	S+ 3.25% (7.61%)	11/19/2031	7,933	7,894	7,946	1.6%
Recess Holdings, Inc. (b)	Consumer	S+ 4.50% (9.09%)	2/20/2030	12,412	12,281	12,517	2.4%
Renaissance Holdings Corp. (f)	Software/Services	S+ 4.00% (8.36%)	4/5/2030	1,975	1,974	1,969	0.4%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.09%)	4/30/2027	2,433	2,433	2,433	0.5%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	8,683	8,209	8,564	1.7%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	766	725	756	0.2%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 2.75% (7.08%)	11/22/2029	7,496	7,340	7,509	1.5%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 6.50% (11.09%) 1.50% PIK	5/28/2027	5,828	5,692	5,544	1.1%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (8.97%)	12/20/2027	9,898	9,896	9,823	1.9%
Ryan Specialty Group, LLC (b)	Financials	S+ 2.25% (6.61%)	9/15/2031	2,002	1,997	2,007	0.4%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (9.46%)	3/13/2028	6,738	6,621	6,717	1.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (8.96%)	6/28/2026	399	390	399	0.1%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (8.96%)	6/28/2026	7,389	7,255	7,389	1.5%
Saks Global Enterprises, LLC	Consumer	11.00%	12/15/2029	3,000	3,000	2,885	0.6%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 3.00% (7.59%)	7/31/2031	7,291	7,273	7,327	1.5%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (11.34%) 4.25% PIK	5/10/2027	5,175	5,113	5,097	1.0%
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	4/30/2024	650	645	650	0.1%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (11.50%)	5/18/2028	1,856	1,612	1,837	0.4%
Sonrava Health Holdings, LLC (f)	Healthcare	S+ 6.50% (11.50%) 5.50% PIK	8/18/2028	10,180	10,178	6,108	1.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.25% (7.84%)	5/30/2031	9,975	9,928	9,981	2.0%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (8.21%)	10/16/2028	4,962	4,948	4,932	1.0%
Staples, Inc. (f)	Business Services	S+ 5.75% (10.18%)	9/4/2029	7,345	7,077	7,007	1.4%
Team Health Holdings, Inc. (f)	Healthcare	S+ 5.25% (9.84%)	3/2/2027	2,745	2,676	2,649	0.5%
Tecta America Corp. (f)	Industrials	S+ 4.00% (8.47%)	4/10/2028	8,772	8,760	8,803	1.8%
TransDigm, Inc. (f)	Industrials	S+ 2.50% (6.83%)	2/28/2031	5,955	5,942	5,963	1.2%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.00% (7.59%)	2/16/2028	12,849	12,841	12,898	2.5%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (7.84%)	3/31/2028	7,238	7,227	7,286	1.5%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 4.00% (8.33%)	3/31/2028	1,733	1,712	1,746	0.3%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (9.47%)	1/31/2028	1,489	1,460	1,492	0.3%
Truck Hero, Inc. (b) (f)	Transportation	S+ 3.50% (7.97%)	1/31/2028	8,450	8,353	8,180	1.6%
UKG, Inc. (b) (f)	Technology	S+ 3.00% (7.62%)	2/10/2031	9,711	9,642	9,772	1.9%
United Airlines, Inc.	Transportation	4.38%	4/15/2026	2,000	1,958	1,966	0.4%
United Airlines, Inc. (b)	Transportation	S+ 2.00% (6.64%)	2/24/2031	3,748	3,732	3,755	0.8%
University Support Services, LLC (f)	Education	S+ 2.75% (7.11%)	2/12/2029	7,266	7,252	7,294	1.5%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (8.92%)	10/2/2028	6,986	6,682	6,942	1.4%
Venga Finance SARL (b)	Telecom	S+ 4.25% (9.03%)	6/28/2029	3,910	3,820	3,925	0.8%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (8.22%)	11/20/2028	9,444	9,143	9,253	1.8%
Virgin Media Bristol, LLC (f)	Telecom	S+ 3.18% (7.72%)	3/31/2031	2,500	2,498	2,472	0.5%
VS Buyer, LLC (b)	Software/Services	S+ 2.75% (7.12%)	4/14/2031	1,067	1,065	1,074	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 4.75% (9.08%)	6/21/2029	$9,975	$9,885	$9,921	1.9%
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.00% (8.52%)	5/10/2029	2,963	2,935	2,990	0.6%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.50% (8.09%)	3/2/2028	4,601	4,590	4,646	0.9%
Waystar Technologies, Inc. (b)	Healthcare	S+ 2.25% (6.60%)	10/22/2029	1,322	1,321	1,326	0.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 3.50% (7.86%)	1/8/2027	4,923	4,891	4,938	1.0%
WEC US Holdings, Ltd. (b)	Utilities	S+ 2.25% (6.80%)	1/27/2031	5,506	5,481	5,505	1.1%
WestJet Loyalty, LP (b)	Transportation	S+ 3.25% (7.58%)	2/14/2031	5,757	5,703	5,774	1.2%
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (7.61%)	10/19/2029	6,838	6,806	6,843	1.4%
Windsor Holdings III, LLC (f)	Chemicals	S+ 3.50% (7.86%)	8/1/2030	3,277	3,221	3,312	0.7%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 4.25% (8.61%)	3/9/2027	1,583	1,492	1,483	0.3%
Zayo Group Holdings, Inc. (b) (f)	Telecom	S+ 3.00% (7.47%)	3/9/2027	8,409	7,524	7,859	1.6%
Zelis Cost Management Buyer, Inc. (f)	Healthcare	S+ 2.75% (7.11%)	9/28/2029	1,866	1,858	1,867	0.4%
Subtotal Senior Secured First Lien Debt					$1,016,979	$1,007,810	201.3%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (12.03%)	6/11/2029	$1,943	$1,928	$1,749	0.3%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (9.61%)	10/6/2028	4,750	4,739	4,783	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 5.00% (9.52%)	11/12/2032	5,000	4,977	5,069	1.0%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (11.47%)	3/2/2029	1,036	1,029	997	0.2%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (14.51%)	10/11/2029	2,000	1,957	1,888	0.4%
Peraton Corp. (b)	Industrials	S+ 7.75% (12.36%)	2/1/2029	5,000	4,038	4,030	0.8%
Subtotal Senior Secured Second Lien Debt					$18,668	$18,516	3.7%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (11.79%)	4/22/2034	$1,410	$1,304	$1,287	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (12.38%)	3/9/2034	1,224	1,147	1,023	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (13.48%)	7/20/2034	2,100	2,001	1,823	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (11.37%)	10/15/2029	2,500	2,346	2,445	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (12.85%)	1/20/2030	2,000	1,809	1,495	0.3%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 11.35% (16.14%)	8/15/2032	2,000	1,969	1,668	0.3%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.78%)	10/23/2034	1,000	982	993	0.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (13.63%)	4/22/2033	1,000	893	898	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (12.60%)	10/20/2034	2,500	2,437	2,474	0.5%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (10.89%)	5/6/2030	3,000	2,777	2,513	0.5%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (12.50%)	7/25/2035	3,000	2,756	2,975	0.5%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (13.39%)	1/18/2032	2,000	1,914	1,768	0.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.30%)	10/15/2031	$2,500	$2,330	$2,275	0.5%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (12.36%)	10/20/2034	3,000	2,874	2,964	0.6%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (12.26%)	6/20/2034	3,000	2,933	2,959	0.5%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (10.58%)	4/26/2031	2,200	2,108	2,085	0.4%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (11.63%)	4/20/2033	2,000	1,921	1,875	0.4%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (12.58%)	10/15/2034	1,500	1,437	1,383	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (12.90%)	2/20/2033	1,455	1,443	1,412	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (11.93%)	7/20/2034	1,500	1,464	1,469	0.3%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (10.85%)	1/23/2029	4,000	3,736	3,920	0.7%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (10.99%)	7/25/2030	2,400	2,155	1,942	0.4%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (10.67%)	10/26/2031	1,000	922	787	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (11.86%)	7/16/2032	3,000	2,816	2,881	0.5%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.09%)	10/25/2034	3,000	2,951	2,931	0.6%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.26%)	7/20/2032	1,500	1,456	1,491	0.3%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (12.43%)	7/19/2034	3,000	2,925	2,806	0.6%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.07%)	4/15/2034	3,000	2,927	2,807	0.6%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (12.79%)	1/15/2031	3,000	2,612	855	0.2%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (9.44%)	7/15/2032	3,000	2,784	2,915	0.6%
Subtotal Collateralized Securities					$64,129	$61,119	12.3%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$528	0.1%
Avaya Holdings Corp.	Technology			17	244	104	0.0%
Gordian Medical, Inc.	Healthcare			405	7,361	7,146	1.4%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
PG&E Corp.	Utilities	6.00%	12/1/2027	139	7,081	6,946	1.4%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.2%
Subtotal Equity/Other					$17,216	$15,715	3.1%

TOTAL INVESTMENTS					$1,116,992	$1,103,160	220.4%
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
For the period ended March 31, 2025
(Unaudited)
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

SLF had $1.4 million of unfunded commitments as of December 31, 2024.

Below is certain summarized financial information for SLF as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024:

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $910,579 and $1,116,992, respectively)	$885,009	$1,103,160
Cash and other assets	74,635	48,176
Total assets	$959,644	$1,151,336

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,115 and $1,469, respectively)	$512,885	$588,531
Secured borrowings	653	4,599
Other liabilities	54,210	57,568
Total Liabilities	$567,748	$650,698

MEMBERS’ CAPITAL
Total members’ capital	$391,896	$500,638

Total liabilities and members’ capital	$959,644	$1,151,336

Selected Statements of Operations Information	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$22,797	$25,995

Operating expenses:
Interest and credit facility financing expenses	9,098	10,453
Other expenses	610	595
Total expenses	9,708	11,048

Net investment income	13,089	14,947

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(11,866)	2,203

Net increase (decrease) in members’ capital resulting from operations	$1,223	$17,150

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the three months ended March 31, 2025 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Post Road Equipment Financing, LLC.

Selected Balance Sheet Information	As of March 31,	As of December 31,
	2025	2024
	(Unaudited)
Total Assets	$1,213,561	$1,197,913
Total Liabilities	1,053,446	1,034,298

Selected Income Statement Information	For the Three Months Ended March 31,	For the Three Months March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenues	$34,107	$31,425
Net income (loss)	(371)	7,274
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
For the period ended March 31, 2025
(Unaudited)
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
As of March 31, 2025 and December 31, 2024, $15.0 million and $15.2 million was payable to the Adviser for Management Fees, respectively.
For the three months ended March 31, 2025 and 2024, the Company incurred $15.0 million and $10.6 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement.
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
For the period ended March 31, 2025
(Unaudited)
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
As of March 31, 2025, $9.4 million was payable to the Adviser for the incentive fee on income. As of December 31, 2024, $9.0 million was payable to the Adviser for the incentive fee on income.
For the three months ended March 31, 2025, the Company incurred $9.0 million in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the three months ended March 31, 2024, the Company incurred $8.7 million in incentive fees on income under the Amended and Restated Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
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
For the three months ended March 31, 2025 and 2024, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of March 31, 2025 and December 31, 2024, $0.7 million and $3.2 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For both the three months ended March 31, 2025, and 2024, the Company incurred $0.7 million in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
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
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of March 31, 2025, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.2 billion and the Company’s asset coverage was 186%.
MS Credit Facility
On March 15, 2021, the Company, FBCC Lending I, LLC, a wholly-owned, special purpose financing subsidiary of the Company (“FBCC Lending”), and the Adviser, as the servicer, entered into a loan and servicing agreement (together with the other documents executed in connection therewith, the “MS Credit Facility”) with Morgan Stanley Asset Funding, Inc. as administrative agent, Morgan Stanley Bank, N.A., as the lender, and U.S. Bank National Association as collateral agent, account bank and collateral custodian, that provides for borrowings of up to $100.0 million on a committed basis. Obligations under the MS Credit Facility were secured by a first priority security interest in substantially all of the assets of FBCC Lending, including its portfolio of investments and the Company’s equity interest in FBCC Lending. The obligations of FBCC Lending under the MS Credit Facility were nonrecourse to the Company. Any amounts borrowed under the MS Credit Facility matured on March 15, 2025. Prior to the Third Amendment (defined below), borrowings under the MS Credit Facility bore interest at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.25%. Interest was payable quarterly in arrears. FBCC Lending was subject to a non-usage fee of 0.50% on the difference between total commitments and the greater of the (i) drawn amounts and (ii) minimum utilization requirement, and, in addition, after the ramp-up period, FBCC Lending would pay interest on undrawn amounts up to the minimum utilization requirement under the MS Credit Facility if drawn amounts were less than such minimum utilization requirement. The Company paid an upfront fee and incurred other customary costs and expenses in connection with the MS Credit Facility.
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
For the period ended March 31, 2025
(Unaudited)
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
For the period ended March 31, 2025
(Unaudited)
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
For the period ended March 31, 2025
(Unaudited)
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
On January 16, 2025, the Company amended and restated the JPM Revolver Facility (the “Second A&R Credit Facility”), with the lenders parties thereto, JPMorgan, as administrative agent and collateral agent, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan, Sumitomo and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers (such second amended and restated agreement, the “Second A&R Credit Facility”).
The Second A&R Credit Facility, among other things, increases the aggregate amount of the lenders’ commitments to $780.0 million and includes an accordion provision to permit increases to the aggregate amount to an amount of up to $1.17 billion, extends the period for borrowings under the Second A&R Credit Facility through January 16, 2029 and extends the maturity date for any amounts borrowed under the Second A&R Credit Facility to January 16, 2030. The other material terms were unchanged. The Company agreed to pay administrative agent fees and other customary costs and expenses incurred in connection with the Second A&R Credit Facility.
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
For the period ended March 31, 2025
(Unaudited)
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
2024 Notes

On January 24, 2024, as a result of the consummation of the Mergers, the Company became an obligor of $100.0 million aggregate principal amount of 4.85% fixed rate notes due 2024 (the “2024 Notes”), originally issued by FBLC. The 2024 Notes were not registered under the Securities Act and were not offered or sold in the United States absent registration or an applicable exemption from registration. The 2024 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”) and a Third Supplemental Indenture, dated as of December 5, 2019, with U.S. Bank Trust Company, National Association, as trustee. The 2024 Notes matured on December 15, 2024. The 2024 Notes bore interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes were generally unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that was expressly subordinated in right of payment to the 2024 Notes. The 2024 Notes ranked equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contained certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and U.S. Bank Trust Company, National Association if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants were subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurred prior to maturity, holders of the 2024 Notes would have had the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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
For the period ended March 31, 2025
(Unaudited)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
The following table represents borrowings as of March 31, 2025:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$800,000	$640,668	$(3,339)	$637,329
JPM Revolver Facility	1/16/2030	780,000	494,217	(3,127)	491,090
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,489	(5,109)	393,380
Total		$2,580,000	$2,133,374	$(11,575)	$2,121,799
The following table represents borrowings as of December 31, 2024:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$800,000	$625,669	$(3,403)	$622,266
JPM Revolver Facility	12/8/2028	505,000	439,216	—	439,216
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,400	(5,144)	393,256
Total		$2,305,000	$2,063,285	$(8,547)	$2,054,738

The weighted average annualized interest cost for all facility borrowings and unsecured notes for the three months ended March 31, 2025 and 2024 was 6.21% and 8.54%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for the three months ended March 31, 2025 and 2024 was $2.1 billion and $1.2 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the three months ended March 31, 2025 and 2024 was $2.1 billion and $1.6 billion, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Short-Term Borrowings

From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2025 and December 31, 2024, the Company had no short-term borrowings outstanding. For the three months ended March 31, 2025 and 2024, the Company recorded no interest expense in connection with short-term borrowings. For the three months ended March 31, 2025 and 2024, the Company did not have short term borrowings.
Secured Borrowings

On August 21, 2023, the Company entered into a total return swap (“TRS”) with Nomura. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The Company pays interest to Nomura for each loan at a rate equal to three-month SOFR plus 3.60% per annum. On April 24, 2024, the rate was amended to three-month SOFR plus 2.80% per annum. Upon the termination or repayment of any loan under the TRS, the Company will either receive from Nomura the appreciation in the value of such loan or pay to Nomura any depreciation in the value of such loan. The scheduled termination date for the TRS was February 17, 2025. On February 17, 2025, the Company amended the contract and extended the scheduled termination date to April 21, 2025. On March 18, 2025, the Company terminated the TRS.

As of March 31, 2025, the Company had no secured borrowings outstanding. As of December 31, 2024, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedule of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

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

As of March 31, 2025, the Company had no secured borrowings outstanding. As of December 31, 2024, the Company had secured borrowings outstanding of $30.8 million. For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $0.4 million and $0.5 million, respectively, in connection with secured borrowings. For the three months ended March 31, 2025 and 2024, the Company had an average outstanding balance of secured borrowings of $25.5 million and $32.4 million, respectively, and bore interest at a weighted average rate of 5.71% and 6.67%, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
The following table represents interest and debt fees for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$10,466	$182	$301
JPM Revolver Facility	(5)	0.38%	7,218	132	285
Wells Fargo Credit Facility	(6)	(7)	4,867	—	30
2026 Notes	3.25%	n/a	2,438	—	—
2029 Notes	7.20%	n/a	7,200	285	89
Secured borrowings	(8)	n/a	359	—	—
Total			$32,548	$599	$705
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, and administrative agent fees.
(3)    For the three months ended March 31, 2025, the interest rate was three-month Term SOFR, plus a spread of 2.25% per annum.
(4)    For the three months ended March 31, 2025, the non-usage fee per annum was 0.55%.
(5)    For the three months ended March 31, 2025, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(6)    For the three months ended March 31, 2025, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum.
(7)    For the three months ended March 31, 2025, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.
(8)    From January 1, 2025 through March 18, 2025, the interest rate was three-month SOFR plus 2.80% per annum.
The following table represents interest and debt fees for the three months ended March 31, 2024:

	Three months ended March 31, 2024
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	S+ 2.75%	0.75%	$6,375	$138	$323
Wells Fargo Credit Facility	(3)	(4)	3,481	—	82
FBLC JPM Credit Facility	(5)	(6)	4,803	—	231
JPM Revolver Facility	(7)	0.38%	3,850	—	174
2024 Notes	4.85%	n/a	916	—	—
2026 Notes	3.25%	n/a	1,889	—	—
Secured borrowings	S+ 3.60%	n/a	538	131	—
Total			$21,852	$269	$810
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
For the period ended March 31, 2025
(Unaudited)
(6)     From January 24, 2024 through March 31, 2024, the non-usage fee per annum was 0.75%, inclusive of an administrative fee of 0.20%.
(7)     From January 24, 2024 through March 31, 2024, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
With respect to all of the FBLC borrowings assumed by the Company, interest expense and debt fees for the period from January 24, 2024 to March 31, 2025 were recognized by the Company and included within the related debt disclosures herein. Disclosures exclude any expenses from the FBLC borrowings incurred prior to the Mergers.
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
At March 31, 2025, the Company had no secured borrowings outstanding. At December 31, 2024, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2025 and December 31, 2024, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of March 31, 2025	Fair Value as of March 31, 2025
JPM Credit Facility	3	$640,668	$640,668
JPM Revolver Facility	3	494,217	494,217
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	293,706
2029 Notes	3	398,489	411,912
Total		$2,133,374	$2,140,503

	Level	Carrying Amount as of December 31, 2024	Fair Value as of December 31, 2024
JPM Credit Facility	3	$625,669	$625,669
JPM Revolver Facility	3	439,216	439,216
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	291,444
2029 Notes	3	398,400	407,968
Total		$2,063,285	$2,064,297

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Note 6 - Derivatives

Interest Rate Swap

The Company may enter into interest rate swaps from time to time in an effort to mitigate its exposure to fluctuations in interest rates. Interest rate swaps are agreements in which one party pays a stream of interest payments, either fixed or floating, in exchange for another party’s stream of interest payments, either fixed or floating, on the same notional amount for a specified period of time. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation on the consolidated statements of assets and liabilities. As of March 31, 2025, there was $0.2 million of unrealized depreciation on the interest rate swap. As of December 31, 2024, there was no unrealized appreciation or depreciation on the interest rate swap given the investment was made on December 31, 2024. Realized gains or losses are recognized when contracts are settled.
As of March 31, 2025 and December 31, 2024, the interest rate swap is classified within Level 2 of the fair value hierarchy and is subject to ISDA Master Agreements or similar agreements. Refer to the consolidated schedule of investments for additional details regarding the interest rate swap.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Note 7 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2025, the Company had unfunded commitments on delayed draw term loans of $350.9 million, unfunded commitments on revolver term loans of $230.0 million, and unfunded commitments on term loans of $0.3 million. As of December 31, 2024, the Company had unfunded commitments on delayed draw term loans of $241.0 million, unfunded commitments on revolver term loans of $207.9 million, and unfunded commitments on term loans of $0.6 million. The Company maintains sufficient cash on hand, and available borrowings to fund such unfunded commitments.
As of March 31, 2025, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,386
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	16
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	5,270	3,759
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	1,827
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,472	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,209
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,898	10,898
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	22,847
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,695	1,695
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	208	208
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,939	4,972
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,036
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
FloWorks International, LLC	Senior Secured First Lien Debt	Delayed Draw	4,958	4,958
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,257
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,237
HealthEdge Software, Inc.	Senior Secured First Lien Debt	Revolver	2,870	2,870
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	896

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	$6,178	$3,089
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,429	10,515
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	6,154
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	659
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	100,000	100,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,336	6,933
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	1,618
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	68
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	288	288
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	964
Megavolt Borrower, LLC	Senior Secured First Lien Debt	Revolver	7,436	5,651
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,773	9,773
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver	4,885	4,885
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	6,770	4,688
Norvax, LLC	Senior Secured First Lien Debt	Revolver	576	381
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	387
PlayPower, Inc.	Senior Secured First Lien Debt	Revolver	2,617	2,617
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	9,667	9,667
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	19,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,157	6,845
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Revolver	1,248	1,248
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	$4,510	$4,510
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	4,195
Socket Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	9,296	9,296
Socket Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,324	2,324
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	6,743	6,743
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	7,312
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,668
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,544
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,877	589
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,850	2,850
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,605	12,605
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,115	4,115
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,488	2,488
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,663	323
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,155	10,437
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	4,370
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	16,004	16,004
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$653,332	$581,249
As of December 31, 2024, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,643
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,951	265
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	16

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	$4,574	$648
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,480	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,864
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,898	10,898
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	6,020	6,020
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	22,847
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,695	1,695
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Capstone Logistics	Senior Secured First Lien Debt	Delayed Draw	208	208
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,939	5,939
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,376
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,262	2,262
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FloWorks International, LLC	Senior Secured First Lien Debt	Delayed Draw	4,958	4,958
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,431
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	3,046
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Delayed Draw	1,970	1,970
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Revolver	1,050	919
HealthEdge Software, Inc.	Senior Secured First Lien Debt	Revolver	2,870	2,870
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,811	1,162
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	77
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	213
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,429	11,429
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	2,028	203
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	1,761	1,761
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	925
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,377	6,932
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	3,384

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	$10,102	$10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	68
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	612	612
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	694
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,886	4,886
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,773	9,773
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver	4,885	4,885
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	6,772	6,125
Norvax, LLC	Senior Secured First Lien Debt	Revolver	576	381
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	516
PlayPower, Inc.	Senior Secured First Lien Debt	Revolver	2,617	2,617
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	9,667	9,667
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	17,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,527	9,527
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Revolver	1,248	1,248
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,447	4,447
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	2,768
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	5,502
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	6,743	6,743
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	7,312
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,741
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,292
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,877	4,877
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,850	2,850
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,605	12,605

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Trystar, LLC	Senior Secured First Lien Debt	Revolver	$6,291	$6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,464	4,464
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,488	2,488
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,661	867
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,617	10,437
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	4,370
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	16,004	16,004
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$521,359	$449,546
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Note 9 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of March 31, 2025 and as of December 31, 2024, excluding the impact of net assets acquired as a result of the Mergers:

	As of March 31, 2025		As of December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$—
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$—
Capital Drawdowns
For the three months ended March 31, 2025, there were no capital drawdowns of Common Stock.
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2024
April 24, 2024	61,058	$900
Total Capital Drawdowns	61,058	$900
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
For the three months ended March 31, 2025, there were no capital drawdowns of Series A Preferred Stock.
For the year ended December 31, 2024. there were no capital drawdowns of Series A Preferred Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Note 10 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2025:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2024	135,487,595	$135	$2,517,890	$(607,648)	$1,910,377
Net investment income (loss)	—	—	—	44,924	44,924
Net realized gain (loss) from investment transactions	—	—	—	3,452	3,452
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(23,517)	(23,517)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,686)	(1,686)
Distributions to common stockholders	—	—	—	(44,703)	(44,703)
Reinvested dividends	708,547	1	9,990	—	9,991
Balance as of March 31, 2025	136,196,142	$136	$2,527,880	$(629,183)	$1,898,833
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2024:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2023	26,080,389	$26	$400,332	$(12,239)	$388,119
Net investment income (loss)	—	—	—	49,737	49,737
Net realized gain (loss) from investment transactions	—	—	—	1,283	1,283
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(24,800)	(24,800)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(11,182)	(11,182)
Issuance of shares in connection with the Merger	110,033,324	110	1,594,151	—	1,594,261
Reinvested dividends	221,360	0 (1)	3,342	—	3,342
Balance as of March 31, 2024	136,335,073	136	1,997,825	597	1,998,558
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
The following table reflects the Common Stock activity for the three months ended March 31, 2025:

	Shares	Value
Shares issued through DRIP	708,547	$9,991
	708,547	$9,991
The following table reflects the Common Stock activity for the year ended December 31, 2024:

	Shares	Value
Shares sold	110,096,838	$1,595,161
Shares issued through DRIP	2,279,074	33,106
Share repurchases	(2,968,706)	(43,017)
	109,407,206	$1,585,250
Note 11 - Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of March 31, 2025, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of March 31, 2025, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2024, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of March 31, 2025, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2025:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2024	77,500	$77,416
Amortization of offering costs	—	5
Ending Balance, March 31, 2025	77,500	$77,421
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2024:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2023	77,500	$77,398
Amortization of offering costs	—	5
Ending Balance, March 31, 2024	77,500	$77,403
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
For the period ended March 31, 2025
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

Note 13 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2025 and 2024.

	For the three months ended March 31,
Numerator	2025	2024
Net increase (decrease) in net assets resulting from operations	$24,859	$26,220
Less: cumulative preferred stock dividends	(1,686)	(1,686)
Less: changes in carrying value of redeemable securities	(5)	(5)
Numerator for EPS - income available to common stockholders	$23,168	$24,529

Denominator
Weighted average common shares outstanding	135,597,814	101,246,978
Basic and diluted earnings per share	$0.17	$0.24

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Note 14 - Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$0.29
March 10, 2025 (special)	March 10, 2025	March 18, 2025	$0.04

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$0.43

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$21.76

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
For the period ended March 31, 2025
(Unaudited)
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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2024, 2023, and 2022 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.
As of March 31, 2025, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $50.5 million and deferred tax liabilities of $(66.9) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of March 31, 2025, deferred tax assets have been offset by valuation allowances of $1.4 million.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Note 16 - Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Per share data:
Net asset value attributable to common stock, beginning of period	$14.10	$14.88

Results of operations (1)
Net investment income (loss)	0.33	0.49
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.15)	(0.23)
Net realized and unrealized gain (loss) on derivatives	0.00 (9)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.18	0.26

Accretion to redemption value of Series A redeemable convertible preferred stock (1) (9)	0.00	0.00
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.01)	(0.02)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.17	0.24

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.33)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.33)	(0.43)

Other (3)	—	(0.03)
Net asset value attributable to common stock, end of period	$13.94	$14.66

Common shares outstanding at end of period	136,196,142	136,335,073
Total return (4)	1.19%	1.31%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,898,833	$1,998,558

Ratio of net investment income to average net assets attributable to common stock (5)	11.01%	18.90%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	11.89%	13.55%
Ratio of total net expenses to average net assets attributable to common stock (5)(7)	11.89%	13.55%
Portfolio turnover rate (8)	7.17%	3.17%
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
For the period ended March 31, 2025
(Unaudited)
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
(9)    Less than $0.01.
Note 17 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the three months ended March 31, 2025:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2025
Control Investments
Danish CRJ, Ltd. (2) (5)	Equity/Other Investments	$—	$—	$—	$—	$—	$—	$—
FBLC Senior Loan Fund, LLC (3) (5) (7)	Joint Venture	8,221	404,934	—	(100,000)	(164)	164	304,934
Kahala Aviation, LLC (2) (5)	Equity/Other Investments	—	2,308	6,693	—	—	426	9,427
Kahala US OpCo, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Kahala Aviation, LLC (5)	Subordinated Debt	403	—	26,775	301	—	(296)	26,780
Kahala Ireland Opco DAC (5)	Subordinated Debt	—	—	—	—	—	(492)	(492)
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	(16)	—	—	—	—	—	—
MGTF Radio Company, LLC (5)	Senior Secured First Lien Debt	1,299	31,672	106	—	—	(5,440)	26,338
Post Road Equipment Finance, LLC (5) (7)	Equity/Other Investments	2,715	119,233	—	—	—	—	119,233
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	1,903	62,599	9	—	—	(8)	62,600
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	856	35,000	17,000	(17,000)	—	—	35,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	39	3,000	1,000	(3,005)	—	5	1,000
Siena Capital Finance, LLC (5)	Equity/Other Investments	5,440	77,310	—	—	—	—	77,310
Siena Capital Finance, LLC (5)	Subordinated Debt	1,547	49,500	—	—	—	—	49,500
Total Control Investments		$22,407	$785,556	$51,583	$(119,704)	$(164)	$(5,641)	$711,630

Affiliate Investments
CRS-SPV, Inc. (2) (5)	Equity/Other Investments	$—	$1,704	$—	$—	$—	$304	$2,008
First Eagle Greenway Fund II, LLC (2)	Equity/Other Investments	—	255	—	—	—	—	255
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	26	1,393	—	(3)	—	(136)	1,254
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	4	210	—	—	—	(59)	151

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2025
Integrated Efficiency Solutions, Inc. (5)	Senior Secured Second Lien Debt	$1	$446	$—	$—	$—	$(446)	$—
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	4	—	240	—	—	—	240
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	201	4,237	13	—	—	(13)	4,237
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	(88)	2,170	—	—	—	(487)	1,683
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (4) (5)	Collateralized Securities	20	2,457	3	(2,457)	137	(140)	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	1,208	—	—	—	(471)	737
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	284	10,112	4	—	—	(4)	10,112
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	283	4,999	282	—	—	(287)	4,994
ORG GC Holdings, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (2)	Equity/Other Investments	—	603	—	—	—	52	655
Tennenbaum Waterman Fund, LP	Equity/Other Investments	—	5,802	—	(1,430)	—	114	4,486
Total Affiliate Investments		$735	$35,596	$542	$(3,890)	$137	$(1,573)	$30,812
Total Control & Affiliate Investments		$23,142	$821,152	$52,125	$(123,594)	$(27)	$(7,214)	$742,442
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
(2)Investment is non-income producing at March 31, 2025.
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
(4)Investment no longer held as of March 31, 2025.
(5)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6)Gross of net change in deferred taxes in the amount of $(2.0) million.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
Dividends and interest for the three months ended March 31, 2025 attributable to Controlled and Affiliated investments no longer held as of March 31, 2025 were $4.1 thousand.
Realized gain (loss) for the three months ended March 31, 2025 attributable to Controlled and Affiliated investments no longer held as of March 31, 2025 was $136.6 thousand.
Change in unrealized gain (loss) for the three months ended March 31, 2025 attributable to Controlled and Affiliated investments no longer held as of March 31, 2025 was $(140.1) thousand.

The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2024:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2024
Control Investments
CRS-SPV, Inc. (4) (5)	Senior Secured First Lien Debt	$—	$—	$45	$(45)	$—	$—	$—
Danish CRJ, Ltd. (5)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (3) (5) (7)	Joint Venture	31,969	—	404,934	501	—	(501)	404,934
Kahala US OpCo, LLC (5)	Equity/Other Investments	—	—	2,739	75	—	(506)	2,308
Kahala Ireland OpCo Designated Activity Company (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (4) (5)	Equity/Other Investments	—	—	538	(538)	—	—	—
Kahala US OpCo, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	19	—	714	(714)	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	4	—	227	(227)	—	—	—
MGTF Holdco, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (5)	Senior Secured First Lien Debt	12,882	—	45,598	(688)	6	(13,244)	31,672
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	3,579	11,000	38,999	(14,961)	—	(39)	35,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	117	—	7,000	(4,008)	—	8	3,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	7,940	24,500	38,117	63	—	(81)	62,599
Post Road Equipment Finance, LLC (5) (7)	Equity/Other Investments	10,861	32,600	86,699	142	—	(208)	119,233
Siena Capital Finance, LLC (5)	Subordinated Debt	6,307	—	59,452	(9,902)	(14)	(36)	49,500
Siena Capital Finance, LLC (5)	Equity/Other Investments	11,050	—	77,310	127	—	(127)	77,310
WPNT, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$84,728	$68,100	$762,372	$(30,175)	$(8)	$(14,734)	$785,556

Affiliate Investments
CRS-SPV, Inc. (5)	Equity/Other Investments	$—	$—	$1,559	$2	$—	$143	$1,704
First Eagle Greenway Fund II, LLC	Equity/Other Investments	—	—	374	1	—	(120)	255
Integrated Efficiency Solutions, Inc. (5)	Equity/Other Investments	—	—	—	—	—	—	—

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2023	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2024
Integrated Efficiency Solutions, Inc. (5)	Equity/Other Investments	$—	$—	$—	$—	$—	$—	$—
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	16	—	345	(135)	—	—	210
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	99	—	1,406	(12)	—	(1)	1,393
Integrated Efficiency Solutions, Inc. (5)	Senior Secured Second Lien Debt	260	—	1,074	1	—	(629)	446
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	—	—	1,112	(1,112)	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	98	—	2,505	(2,503)	(2)	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	4	—	130	(130)	—	—	—
Lakeview Health Holdings, Inc. (4) (5)	Senior Secured First Lien Debt	—	—	618	(649)	31	—	—
Lakeview Health Holdings, Inc. (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	782	—	4,199	7	—	31	4,237
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	409	—	5,472	(2,309)	—	(993)	2,170
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (5)	Collateralized Securities	1,338	—	9,257	(7,477)	536	141	2,457
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	—	—	—	—	1,208	1,208
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	960	—	5,640	8	—	(649)	4,999
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	1,145	—	10,108	17	—	(13)	10,112
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	3	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other Investments	—	—	960	2	—	(359)	603
Tennenbaum Waterman Fund, LP	Equity/Other Investments	700	—	8,754	(2,066)	—	(886)	5,802
Total Affiliate Investments		$5,814	$—	$53,513	$(16,355)	$565	$(2,127)	$35,596
Total Control & Affiliate Investments		$90,542	$68,100	$815,885	$(46,530)	$557	$(16,861)	$821,152
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
(2) Investment is non-income producing at December 31, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
(3) The Company and CCLF are the members of SLF, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each the Company and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control SLF for purposes of assessing consolidation under U.S. GAAP or otherwise.
(4) Investment no longer held as of December 31, 2024.
(5) The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6) Gross of net change in deferred taxes in the amount of $(2.1) million.
(7) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.

Note 18 - Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (the “CODM”) is comprised of the Company’s Chief Executive Officer, President, and Chief Financial Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). The evaluation of this key metric is used in determining the allocation of resources and the amount of dividends to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as total assets and the significant segment expenses are listed on the accompanying consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2025
(Unaudited)
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
For the period ended March 31, 2025
(Unaudited)
Note 20 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Distribution Declarations

On May 6, 2025, the Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around May 14, 2025 to stockholders of record as of May 6, 2025.

On May 6, 2025, the Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around May 14, 2025 to stockholders of record as of May 6, 2025.

Share Repurchase Program

On March 3, 2025, the Company offered to purchase up to approximately 2.5 million shares of its common stock pursuant to its SRP at a price equal to $14.10 per share. The offer expired on April 9, 2025. On May 9, 2025, the Company purchased approximately 2.5 million shares of its common stock for aggregate consideration of $34.9 million pursuant to the limitations of the SRP as detailed in Note 12 - Share Repurchase Program.

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
In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of elevated interest rates, trade tensions, uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, and a potential global recession;
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2025, 79.7% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of March 31, 2025, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of March 31, 2025, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

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

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At March 31, 2025:
Investment Portfolio	$3,912,585
Net assets attributable to common stock	1,898,833
Debt (net of deferred financing costs)	2,121,799
Net asset value per share attributable to common stock	13.94

Portfolio Activity for the Three Months Ended March 31, 2025:
Purchases during the period	282,505
Sales, repayments, and other exits during the period	323,902
Number of portfolio companies at end of period	146

Operating Results for the Three Months Ended March 31, 2025:
Net investment income (loss) per share	0.33
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.18
Net investment income (loss)	44,924
Net realized and unrealized gain (loss)	(20,065)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	23,168

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

During the three months ended March 31, 2025, we made $282.5 million of investments in new portfolio companies and had $323.9 million in aggregate amount of sales and repayments, resulting in net investments of $(41.4) million for the period, excluding any impact from the Mergers. The total portfolio of debt investments at fair value consisted of 94.5% bearing variable interest rates and 5.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2025 was as follows:

	March 31, 2025
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	76.6%	10.1%
Senior Secured Second Lien Debt	3.1	15.4
Subordinated Debt	5.6	11.9
Debt Subtotal	85.3%	10.4%
Collateralized Securities (3)	0.2	13.7
Equity/Other (4)	6.7	9.8
FBLC Senior Loan Fund LLC (4)	7.8	9.0
Total	100.0%	10.3%
(1) As of March 31, 2025, FBLC Senior Loan Fund, LLC's holdings consisted of 94.5% senior secured debt, of which 92.3% represented senior secured first lien debt. As of March 31, 2025, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.3% and 2.0% of our total portfolio, respectively. As of March 31, 2025, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.5% and 3.0% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of March 31, 2025 would be as follows:

March 31, 2025
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.4%
Senior Secured Second Lien Debt	3.2
Senior Secured - Subtotal	95.6%
Subordinated Debt	1.7
Collateralized Securities	0.8
Equity/Other	1.9
Total	100.0%
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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations or slightly below, no near-term covenant breaches or losses expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing below expectations with potential for covenant breach or loss. Trends and risk factors show some deterioration.

4	Performing materially below expectations with risk of covenant breach and interest loss.

5	Performing materially below expectations with risk of covenant breach, interest loss and principal loss/default.
The weighted average risk rating of our investments based on fair value was 2.2 as of both March 31, 2025 and December 31, 2024. As of March 31, 2025, we had nine portfolio companies on non-accrual with a total amortized cost of $121.1 million and fair value of $71.9 million, which represented 3.0% and 1.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2024, we had eight portfolio companies on non-accrual with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans and, to a lesser extent, may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. As of March 31, 2025, we and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of March 31, 2025, our investment in SLF consisted of equity contributions of $304.9 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

Below is a summary of SLF’s portfolio as of March 31, 2025 and December 31, 2024. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	March 31, 2025	December 31, 2024
	(Unaudited)
Total assets	$959,644	$1,151,336
Total investments (1)	$885,009	$1,103,160
Weighted Average Current Yield for Total Portfolio (2)	9.0%	9.1%
Number of Portfolio companies in SLF	167	210
Largest portfolio company investment (1)	$16,774	$17,223
Total of five largest portfolio company investments (1)	$69,028	$72,582
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and March 31, 2024 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $910,579 and $1,116,992, respectively)	$885,009	$1,103,160
Cash and other assets	74,635	48,176
Total assets	$959,644	$1,151,336

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,115 and $1,469, respectively)	$512,885	$588,531
Secured borrowings	653	4,599
Other liabilities	54,210	57,568
Total Liabilities	$567,748	$650,698

MEMBERS’ CAPITAL
Total members’ capital	$391,896	$500,638

Total liabilities and members’ capital	$959,644	$1,151,336

Selected Statements of Operations Information	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$22,797	$25,995

Operating expenses:
Interest and credit facility financing expenses	9,098	10,453
Other expenses	610	595
Total expenses	9,708	11,048

Net investment income	13,089	14,947

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(11,866)	2,203

Net increase (decrease) in members’ capital resulting from operations	$1,223	$17,150

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
Our operating results for the three months ended March 31, 2025, and 2024 were as follows (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Total investment income	$107,517	$96,550
Total expenses	62,238	46,487
Income tax expense, including excise tax	355	326
Net investment income (loss)	$44,924	$49,737

Investment Income

Investment income increased from $96.6 million for the three months ended March 31, 2024 to $107.5 million for the three months ended March 31, 2025. The increase is primarily driven by the Mergers with FBLC, which resulted in the acquisition of $2.8 billion of FBLC’s investments at fair value on January 24, 2024. The three months ended March 31, 2025, reflects a full quarter of total investment income post-Mergers, whereas the three months ended March 31, 2024, includes 24 days of investment income prior to the Mergers (i.e., January 1, 2024 to January 24, 2024). PIK income from investments decreased from $4.3 million for the three months ended March 31, 2024 to $3.8 million for the three months ended March 31, 2025. Fee and other income, included within total investment income, increased from $0.1 million for the three months ended March 31, 2024 to $0.6 million for the three months ended March 31, 2025, primarily due to an increase in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2025, and 2024 were as follows (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Management fees	$14,985	$10,557
Incentive fee on income	8,996	8,655
Interest and debt fees	33,852	22,931
Professional fees	2,134	2,043
Other general and administrative	1,793	1,724
Administrative services	220	246
Directors' fees	258	331
Total expenses	$62,238	$46,487

Management Fees

Management Fees increased from $10.6 million for the three months ended March 31, 2024 to $15.0 million for the three months ended March 31, 2025. The increase in Management Fees from March 31, 2024 to March 31, 2025 was driven by an increase in the average asset size due to the Mergers.
Incentive Fees
Incentive Fees increased from $8.7 million for the three months ended March 31, 2024 to $9.0 million for the three months ended March 31, 2025. The increase in Incentive Fees from March 31, 2024 to March 31, 2025 was driven by an increase in pre-incentive fee net investment income.
Interest and Debt Fees
Interest and Debt Fees increased from $22.9 million for the three months ended March 31, 2024 to $33.9 million for the three months ended March 31, 2025. The increase from March 31, 2024 to March 31, 2025 was primarily driven by the average daily debt outstanding for facility borrowings and unsecured notes. The average daily debt outstanding for the three months ended March 31, 2024 was $1.2 billion compared to $2.1 billion for the three months ended March 31, 2025. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the three months ended March 31, 2025 and 2024 were 6.21% and 8.54%, respectively.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses remained relatively flat, slightly increasing from $3.8 million for the three months ended March 31, 2024 to $3.9 million for the three months ended March 31, 2025.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2025, and 2024 were as follows (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Net realized gain (loss)
Control Investments	$(164)	$(5)
Affiliate Investments	137	—
Non-affiliate investments	3,490	1,288
Net realized gain (loss) on derivatives	(11)	—
Total net realized gain (loss)	$3,452	$1,283

Net change in unrealized appreciation (depreciation) on investments
Control investments	$(5,641)	$(8,835)
Affiliate Investments	(1,573)	(2,810)
Non-affiliate investments	(14,018)	(12,864)
Net change in deferred taxes	(2,047)	(291)
Net change in unrealized appreciation (depreciation) on derivatives	(238)	—
Total net change in unrealized appreciation (depreciation) on investments	$(23,517)	$(24,800)
Net realized and unrealized gain (loss)	$(20,065)	$(23,517)
Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2025, we recorded a net realized gain of $3.5 million. The net realized gain was primarily driven by two portfolio companies. In February 2025, we refinanced our first lien debt position of Indigo Buyer, Inc. which resulted in a realized gain of $0.8 million. In March 2025, we fully exited our first lien debt position of Avalara, Inc. which resulted in a realized gain of $0.9 million.

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

For the three months ended March 31, 2025, we recorded unrealized appreciation of $13.8 million on 85 portfolio company investments which was offset by $35.3 million of unrealized depreciation on 229 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. $2.0 million of the net unrealized loss was driven by a change in deferred taxes. Additionally, $0.2 million of the net unrealized loss was driven by a change in unrealized depreciation on derivatives. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

For the three months ended March 31, 2024, we recorded unrealized appreciation of $8.3 million on 60 portfolio company investments, which was offset by $32.8 million of unrealized depreciation on 226 portfolio company investments.The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of a small number of portfolio companies.

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

Non-GAAP Supplemental Disclosure:	For the three months ended March 31,
	2025	2024
Net investment income (loss)	$44,924	$49,737
Less: purchase premium and other cost adjustments (1)	(824)	(8,929)
Adjusted net investment income after taxes	$44,100	$40,808

Net realized and unrealized gains (losses)	$(20,065)	$(23,517)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	1,711	10,135
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(887)	(1,206)
Adjusted net realized and unrealized gains (losses)	$(19,241)	$(14,588)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the periods 1/1/2025 to 3/31/2025 and 1/24/2024 to 3/31/2024, respectively.

Recent Developments

Distribution Declarations

On May 6, 2025, our Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock and a special distribution of $0.04 per share of Common Stock, both of which will be paid on or around May 14, 2025 to stockholders of record as of May 6, 2025.

On May 6, 2025, our Board of Directors declared a distribution of $21.76 per share of Series A Preferred Stock, which will be paid on or around May 14, 2025 to stockholders of record as of May 6, 2025.

Share Repurchase Program

On March 3, 2025, we offered to purchase up to approximately 2.5 million shares of its common stock pursuant to its SRP at a price equal to $14.10 per share. The offer expired on April 9, 2025. On May 9, 2025, we purchased approximately 2.5 million shares of its common stock for aggregate consideration of $34.9 million pursuant to the limitations of the SRP as detailed in Note 12 - Share Repurchase Program.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of March 31, 2025, we had issued 136.2 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of March 31, 2024, we had issued 136.3 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of March 31, 2025, we had $205.5 million of cash. For the three months ended March 31, 2025, net cash provided by operating activities was $73.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the three months ended March 31, 2025 was primarily a result of purchases of investments of $282.5 million, offset by sales and repayments of investments of $323.9 million. As of March 31, 2024, we had $114.2 million of cash. For the three months ended March 31, 2024, net cash provided by operating activities was $196.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the three months ended March 31, 2024 was primarily a result of purchases of investments of $67.1 million, offset by sales and repayments of investments of $151.3 million as well as cash received in the Mergers of $58.5 million.

Net cash provided by financing activities of $0.9 million during the three months ended March 31, 2025 primarily related to repayments of secured borrowings of $29.1 million, payments on debt of $125.0 million, payments of financing costs of $3.6 million, common stockholder distributions of $34.7 million, and preferred stockholder distributions of $1.7 million partially offset by proceeds from debt of $195.0 million. Net cash used in financing activities of $137.1 million during the three months ended March 31, 2024 primarily related to payments on debt of $193.0 million, common stockholder distributions of $7.9 million, and preferred stockholder distributions of $2.2 million partially offset by proceeds from debt of $66.0 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of March 31, 2025, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of March 31, 2025, our asset coverage ratio was 186%.
As of March 31, 2025, we had $445.1 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of March 31, 2024, we had $523.8 million of availability under the JPM Credit Facility, Wells Fargo Credit Facility, FBLC JPM Credit Facility, and JPM Revolver (subject to borrowing base availability) and had approximately $0.9 million of uncalled capital commitments to purchase shares of our Common Stock. We expect to have sufficient liquidity for our investing activities and to conduct our operations for the next 12 months.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Distributions declared	$44,703	$11,182
Distributions paid	$44,703	$11,195
Portion of distributions paid in cash	$34,712	$7,853
Portion of distributions paid in DRIP shares	$9,991	$3,342

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the three months ended March 31,
	2025	2024
Distributions declared	$1,686	$2,197
Distributions paid	$1,686	$2,197
Portion of distributions paid in cash	$1,686	$2,197
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2025 and 2024, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our fiscal year ending December 31, 2025 are reported to stockholders shortly after the end of the calendar year 2025 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2025, and 2024, we incurred $0.7 million, $0.7 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of March 31, 2025, the aggregate principal amount outstanding of the senior securities issued by us was $2.2 billion and our asset coverage was 186%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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

On January 16, 2025, we amended and restated the JPM Revolver Facility (the “Second A&R Credit Facility”), with the lenders parties thereto, JPMorgan, as administrative agent and collateral agent, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan, Sumitomo and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers (such second amended and restated agreement, the “Second A&R Credit Facility”).
The Second A&R Credit Facility, among other things, increases the aggregate amount of the lenders’ commitments to $780.0 million and includes an accordion provision to permit increases to the aggregate amount to an amount of up to $1.17 billion, extends the period for borrowings under the Second A&R Credit Facility through January 16, 2029 and extends the maturity date for any amounts borrowed under the Second A&R Credit Facility to January 16, 2030. The other material terms were unchanged. We agreed to pay administrative agent fees and other customary costs and expenses incurred in connection with the Second A&R Credit Facility.
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

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2025 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$640,668	$—	$—	$640,668	$—
JPM Revolver Facility (2)	494,217	—	—	494,217	—
Wells Fargo Credit Facility (3)	300,000	—	—	300,000	—
2026 Notes	300,000	300,000	—	—	—
2029 Notes	398,489	—	—	398,489	—
Total	$2,133,374	$300,000	$—	$1,833,374	$—
—–—–—–—–—–
(1) As of March 31, 2025, we had $159.3 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of March 31, 2025, we had $285.8 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(3) As of March 31, 2025, we had no unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2025, we had unfunded commitments on delayed draw term loans of $350.9 million, unfunded commitments on revolver term loans of $230.0 million, and unfunded commitments on term loans of $0.3 million. As of December 31, 2024, we had unfunded commitments on delayed draw term loans of $241.0 million, unfunded commitments on revolver term loans of $207.9 million, and unfunded commitments on term loans of $0.6 million. We maintain sufficient cash on hand, and available borrowings to fund such unfunded commitments. Please refer to Note 7 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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
As of March 31, 2025, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.13% and a fixed rate debt, bearing a weighted average interest rate of 5.50% with a total carrying value (net of deferred financing costs) of $2.1 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 429 Basis Points	$(75,259)
(-) 200 Basis Points	$(35,103)
(-) 100 Basis Points	$(17,552)
(-) 50 Basis Points	$(8,776)
(+) 50 Basis Points	$8,776
(+) 100 Basis Points	$17,552
(+) 200 Basis Points	$35,103

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2025, we were not party to any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the other risk factors in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, and/or operating results. The risk described below and the risks in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $4.6 billion in total assets, (ii) a weighted average cost of funds of 6.21%, (iii) $2.6 billion of debt outstanding (i.e. assumes that the $700 million principal amount of our unsecured notes sold and the full $1.9 billion available to us under our revolving credit facilities are outstanding at March 31, 2025) and (iv) $1.9 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(32.48)%	(20.46)%	(8.44)%	3.58%	15.60%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2025 total assets of at least 3.51%.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company had no unregistered sales of equity securities during the three months ended March 31, 2025 and the Company did not repurchase any common stock during the three months ended March 31, 2025.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2025).

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 17, 2022).

10.1
Second Amended and Restated Senior Secured Credit Agreement, dated as of January 16, 2025, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as syndication agents, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as Joint Bookrunner and Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 22, 2025).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 13, 2025

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 13, 2025