Form 10-Q
period 2025-09-30
Franklin BSP Capital Corp
filed 2025-11-12
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 7, 2025 was 134,887,462.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $748,089 and $800,240, respectively)	$714,830	$785,556
Affiliate Investments, at fair value (amortized cost of $43,268 and $37,723, respectively)	36,942	35,596
Non-Affiliated Investments, at fair value (amortized cost of $3,414,256 and $3,215,215, respectively)	3,329,724	3,144,923
Investments, at fair value (amortized cost of $4,205,613 and $4,053,178, respectively)	4,081,496	3,966,075
Cash and cash equivalents	108,603	119,096
Restricted cash	16,963	11,664
Interest and dividends receivable	48,218	52,467
Receivable for unsettled trades	46,560	5,090
Prepaid expenses and other assets	6,234	6,916
Due from broker	—	7,690
Total assets	$4,308,074	$4,168,998

Liabilities:
Debt (net of deferred financing costs of $11,835 and $8,547, respectively)	$2,303,720	$2,054,738
Secured borrowings	—	30,758
Management fees payable	15,517	15,181
Incentive fees on income payable	8,285	9,017
Accounts payable and accrued expenses	31,280	27,761
Payable for unsettled trades	—	23,995
Interest and debt fees payable	27,134	18,237
Directors' fees payable	28	16
Other liabilities	780	1,502
Unrealized loss on derivatives	353	—
Total liabilities	2,387,097	2,181,205
Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at both September 30, 2025 and December 31, 2024	77,430	77,416
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 134,894,155 issued and outstanding at September 30, 2025, and 135,487,595 issued and outstanding at December 31, 2024	136	135
Additional paid in capital	2,509,232	2,517,890
Total distributable earnings (loss)	(665,821)	(607,648)
Total net assets attributable to common stock	1,843,547	1,910,377
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,308,074	$4,168,998

Net asset value per share attributable to common stock	$13.67	$14.10
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment income:
From Control Investments:
Interest income	$5,432	$6,241	$17,010	$24,806
Dividend income	12,602	14,638	41,299	39,241
Total investment income from Control Investments	18,034	20,879	58,309	64,047
From Affiliate Investments:
Interest income	536	1,052	1,610	3,309
Dividend income	—	—	—	200
Payment-in-kind income	149	300	715	930
Fee and other income	(9)	—	—	1
Total investment income from Affiliate Investments	676	1,352	2,325	4,440
From Non-Affiliated Investments:
Interest income	77,733	78,510	232,828	221,168
Dividend income	309	34	951	101
Payment-in-kind income	5,316	4,126	15,014	13,510
Fee and other income	942	148	2,486	850
Total investment income from Non-Affiliated Investments	84,300	82,818	251,279	235,629
Interest from cash and cash equivalents	923	1,135	2,952	3,243
Total investment income	103,933	106,184	314,865	307,359
Operating expenses:
Management fees	15,493	14,613	45,709	38,931
Incentive fee on income	8,122	8,820	25,052	26,843
Interest and debt fees	35,704	33,166	104,445	84,377
Professional fees	1,490	2,079	5,408	5,887
Other general and administrative	1,561	1,755	5,802	4,872
Administrative services	217	222	648	692
Directors' fees	256	255	757	854
Total expenses	62,843	60,910	187,821	162,456
Net investment income (loss) before income taxes	41,090	45,274	127,044	144,903
Income tax expense, including excise tax	1,012	869	2,462	2,084
Net investment income (loss)	40,078	44,405	124,582	142,819

Realized and unrealized gain (loss):
Net realized gain (loss)
Control Investments	—	(3)	(164)	(6)
Affiliate Investments	—	195	137	557
Non-Affiliated Investments	970	(22,859)	(7,049)	(21,685)
Net realized gain (loss) on derivatives	17	—	23	—
Total net realized gain (loss)	987	(22,667)	(7,053)	(21,134)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments
Control Investments	$(7,183)	$(3,588)	$(18,575)	$(14,604)
Affiliate Investments	(1,688)	839	(4,199)	(1,477)
Non-Affiliated Investments	(6,776)	12,197	(14,240)	(14,257)
Net change in deferred taxes	(1,132)	(638)	(4,863)	(1,667)
Net change in unrealized appreciation (depreciation) on derivatives	(4)	—	(353)	—
Total net change in unrealized appreciation (depreciation) on investments	(16,783)	8,810	(42,230)	(32,005)
Net realized and unrealized gain (loss)	(15,796)	(13,857)	(49,283)	(53,139)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$24,282	$30,548	$75,299	$89,680
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)	(14)	(14)
Accrual of Series A redeemable convertible preferred stock distributions	(1,482)	(1,686)	(4,855)	(5,570)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$22,795	$28,857	$70,430	$84,096

Per share information
Net investment income (loss)	$0.30	$0.33	$0.92	$1.14
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.18	$0.23	$0.56	$0.71
Basic and diluted earnings (loss) per share	$0.17	$0.21	$0.52	$0.67
Weighted average common shares outstanding	134,499,911	134,566,059	135,068,128	125,686,310

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operations:
Net investment income (loss)	$40,078	$44,405	$124,582	$142,819
Net realized gain (loss) from investments	970	(22,667)	(7,076)	(21,134)
Net realized gain (loss) on derivatives	17	—	23	—
Net change in unrealized appreciation (depreciation) on investments	(15,647)	9,448	(37,014)	(30,338)
Net change in unrealized appreciation (depreciation) on derivatives	(4)	—	(353)	—
Net change in deferred taxes	(1,132)	(638)	(4,863)	(1,667)
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)	(14)	(14)
Accrual of Series A redeemable convertible preferred stock distributions	(1,482)	(1,686)	(4,855)	(5,570)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	22,795	28,857	70,430	84,096
Stockholder distributions:
Common stockholder distributions	(38,958)	(44,313)	(128,603)	(100,499)
Net decrease in net assets attributable to common stock from stockholder distributions	(38,958)	(44,313)	(128,603)	(100,499)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	—	—	900
Issuance of common stock in connection with the Mergers	—	—	—	1,594,261
Reinvestment of common stockholder distributions	8,200	9,803	27,483	23,078
Repurchases of common stock	(1,237)	(1,847)	(36,140)	(43,017)
Net increase (decrease) in net assets attributable to common stock from capital share transactions	$6,963	$7,956	$(8,657)	1,575,222
Total increase (decrease) in net assets attributable to common stock	(9,200)	(7,500)	(66,830)	1,558,819
Net assets at beginning of period attributable to common stock	1,852,747	1,954,438	1,910,377	388,119
Net assets at end of period attributable to common stock	$1,843,547	$1,946,938	$1,843,547	$1,946,938

Net asset value per share attributable to common stock	$13.67	$14.44	$13.67	$14.44
Common shares outstanding at end of period	134,894,155	134,793,079	134,894,155	134,793,079

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$75,299	$89,680
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(15,729)	(14,440)
Net accretion of discount on investments	(7,577)	(18,687)
Amortization of deferred financing costs	2,005	897
Amortization of discount on unsecured notes	479	260
Amortization of premium on unsecured notes	(211)	—
Sales and repayments of investments	703,449	529,929
Purchases of investments	(842,524)	(785,784)
Net realized (gain) loss from investments	7,076	21,134
Net realized (gain) loss on derivatives	(23)	—
Net change in unrealized (appreciation) depreciation on investments	37,014	30,338
Net change in unrealized (appreciation) depreciation on derivatives	353	—
(Increase) decrease in operating assets:
Interest and dividend receivable	5,436	(4,994)
Receivable for unsettled trades	(41,471)	(6,686)
Prepaid expenses and other assets	682	3,431
Due from broker	7,690	647
Cash received in the Mergers	—	58,478
Increase (decrease) in operating liabilities:
Management fees payable	336	10,884
Incentive fees on income payable	(731)	6,099
Accounts payable and accrued expenses	3,518	(4,345)
Payable for unsettled trades	(23,996)	—
Interest and debt fees payable	8,897	18,245
Directors' fees payable	13	(397)
Other liabilities	(721)	550
Net cash provided by (used in) operating activities	$(80,736)	$(64,761)
Financing activities
Repayments of secured borrowings	$(29,052)	$—
Proceeds from issuance of shares of common stock	—	900
Repurchase of common stock	(36,140)	(43,017)
Proceeds from debt	954,302	801,724
Payments on debt	(702,300)	(508,974)
Payments of financing costs	(5,293)	(4,424)
Common stockholder distributions	(101,120)	(77,434)
Preferred stockholder distributions	(4,855)	(5,570)
Net cash provided by (used in) financing activities	$75,542	$163,205
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,194)	98,444
Cash, cash equivalents and restricted cash, beginning of period	130,760	55,222
Cash, cash equivalents and restricted cash, end of period	$125,566	$153,666
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
Supplemental and non-cash activities:	2025	2024
Non-cash repayments of secured borrowings	$1,706	$2,586
Interest and non-usage fees paid during the period	$92,527	$63,742
Net taxes paid, including excise tax, during the period	$1,311	$4,327
Distributions reinvested during the period	$27,483	$23,078
Issuance of shares in connection with Mergers (1)	$—	$1,594,261
(1) On January 24, 2024, in connection with the Mergers (as defined in Note 1 – Organization), the Company acquired net assets of $1,594.3 million for the total stock consideration of $1,598.9 million, inclusive of $4.6 million of transaction costs. For further details, refer to Note 19 – Merger with FBLC.

	As of September 30,
	2025	2024
Cash and cash equivalents	$108,603	$135,387
Restricted cash	16,963	18,279
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$125,566	$153,666

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 169.9% (d)
1236904 BC, Ltd. (e) (n)	Software/Services		S+ 7.50% (11.78%), 3/4/2027	$14,624	$14,685	$14,332	0.8%
1236904 BC, Ltd. (e) (n) (p)	Software/Services		S+ 5.50% (9.97%), 3/4/2027	17,864	17,596	16,971	0.9%
Accel International Holdings, LLC (e) (h)	Industrials		S+ 4.50%, 4/26/2032	—	(22)	(22)	0.0%
Accel International Holdings, LLC (e) (n) (p)	Industrials		S+ 4.50% (8.81%), 4/26/2032	27,685	27,551	27,555	1.5%
ADCS Clinics Intermediate Holdings, LLC (e)	Healthcare		S+ 6.25% (10.48%), 5/7/2027	124	123	123	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.52%), 5/7/2027	3,864	3,840	3,835	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Healthcare		S+ 6.25% (10.48%), 5/7/2027	18,848	18,735	18,707	1.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Healthcare		S+ 6.25% (10.37%), 5/7/2026	257	256	243	0.0%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.75%, 3.38% PIK, 5/8/2030	—	(64)	—	—%
Adelaide Borrower, LLC (e) (h)	Software/Services		S+ 6.75%, 3.38% PIK, 5/8/2030	—	(77)	—	—%
Adelaide Borrower, LLC (e) (n) (p)	Software/Services		S+ 6.75% (10.75%) 3.38% PIK, 5/8/2030	35,588	34,995	35,588	1.9%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (8.46%), 6/9/2028	1,982	1,980	1,475	0.1%
Amylu Borrower Sub, LLC (e) (n)	Food & Beverage		S+ 5.00% (9.07%), 6/10/2031	39,534	39,148	39,158	2.1%
Amylu Borrower Sub, LLC (e) (h)	Food & Beverage		S+ 5.00%, 6/10/2031	—	(32)	(64)	0.0%
Amylu Borrower Sub, LLC (e) (h)	Food & Beverage		S+ 5.00% (9.07%), 6/10/2031	565	490	490	0.0%
Arch Global Precision, LLC (e)	Industrials		S+ 4.75% (8.91%), 4/1/2026	2,290	2,291	2,247	0.1%
Arch Global Precision, LLC (e) (h)	Industrials		S+ 4.75% (8.91%), 1/2/2026	901	901	894	0.0%
Arch Global Precision, LLC (e) (n) (p)	Industrials		S+ 4.75% (8.91%), 4/1/2026	7,269	7,271	7,130	0.4%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 5.25% (9.56%), 1/31/2032	3,251	3,211	3,251	0.2%
Arctic Holdco, LLC (e) (h)	Paper & Packaging		S+ 5.25% (9.25%), 1/31/2031	281	250	281	0.0%
Arctic Holdco, LLC (e) (n) (p)	Paper & Packaging		S+ 5.25% (9.25%), 1/31/2032	46,038	45,625	46,038	2.5%
Armada Parent, Inc. (e) (n)	Industrials		S+ 5.25% (9.45%), 10/29/2030	55,632	55,359	55,371	3.0%
Armada Parent, Inc. (e) (h)	Industrials		S+ 5.25% (9.41%), 10/29/2030	1,100	1,072	1,069	0.1%
Armada Parent, Inc. (e) (h)	Industrials		S+ 5.25%, 10/29/2030	—	(18)	(18)	0.0%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.25%, 7/28/2031	—	(11)	—	—%
Artifact Bidco, Inc. (e) (h)	Software/Services		S+ 4.25%, 7/26/2030	—	(15)	—	—%
Artifact Bidco, Inc. (e) (n) (p)	Software/Services		S+ 4.25% (8.25%), 7/28/2031	10,875	10,783	10,875	0.6%
AuditBoard, Inc. (e) (n)	Software/Services		S+ 4.50% (8.50%), 7/14/2031	22,887	22,687	22,887	1.2%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/14/2031	—	(45)	—	—%
AuditBoard, Inc. (e) (h)	Software/Services		S+ 4.50%, 7/14/2031	—	(36)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Aventine Holdings, LLC (e) (n)	Media/Entertainment		S+ 6.00% (10.10%) 3.50% PIK, 6/18/2029	$9,851	$9,791	$9,722	0.5%
Aventine Holdings, LLC (e) (n) (p)	Media/Entertainment		S+ 6.00% (10.10%) 3.50% PIK, 6/18/2029	24,884	24,731	24,558	1.3%
Axiom Global, Inc. (e) (n) (p)	Business Services		S+ 4.50% (8.91%), 10/2/2028	46,776	46,593	46,777	2.6%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.00% (10.16%), 3/19/2031	9,961	9,834	9,961	0.5%
Azurite Intermediate Holdings, Inc. (e)	Software/Services		S+ 6.00% (10.16%), 3/19/2031	22,639	22,351	22,639	1.2%
Azurite Intermediate Holdings, Inc. (e) (h)	Software/Services		S+ 6.00%, 3/19/2031	—	(42)	—	—%
Bayou Holdings Buyer, Inc. (e) (h)	Business Services		S+ 4.75%, 9/18/2031	—	(20)	(41)	0.0%
Bayou Holdings Buyer, Inc. (e) (h)	Business Services		S+ 4.75%, 9/18/2031	—	(33)	(33)	0.0%
Bayou Holdings Buyer, Inc. (e) (n)	Business Services		S+ 4.75% (8.78%), 9/18/2031	21,356	21,144	21,144	1.1%
BCPE Oceandrive Buyer, Inc. (e)	Healthcare		18.00% PIK, 4/30/2035	5,373	5,125	5,373	0.3%
BCPE Oceandrive Buyer, Inc. (e) (h)	Healthcare		18.00% PIK, 4/30/2035	—	(80)	—	—%
BCPE Oceandrive Buyer, Inc. (e) (j)	Healthcare		S+ 6.25% (10.65%) PIK, 4/30/2035	5,703	5,108	2,281	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j)	Healthcare		S+ 6.25% (10.66%) PIK, 4/30/2035	2,985	2,684	1,194	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (p)	Healthcare		S+ 6.25% (10.55%) PIK, 4/30/2035	5,876	5,262	2,350	0.1%
BCPE Oceandrive Buyer, Inc. (e) (j) (p)	Healthcare		S+ 6.25% (10.55%) PIK, 4/30/2035	35,257	31,603	14,103	0.8%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(100)	—	—%
Big Apple Advisory, LLC (e) (h)	Business Services		S+ 4.50%, 11/18/2031	—	(56)	—	—%
Big Apple Advisory, LLC (e) (n) (p)	Business Services		S+ 4.50% (8.57%), 11/18/2031	47,285	46,884	47,285	2.7%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00% (9.20%), 7/10/2031	1,402	1,385	1,402	0.1%
Bingo Group Buyer, Inc. (e) (h)	Utilities		S+ 5.00% (9.00%), 7/10/2031	20	13	20	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Utilities		S+ 5.00% (9.00%), 7/10/2031	5,423	5,364	5,423	0.3%
Capstone Acquisition Holdings, Inc. (e) (n)	Transportation		S+ 4.50% (8.92%), 11/13/2029	20,602	20,610	20,602	1.1%
Capstone Acquisition Holdings, Inc. (e) (h)	Transportation		S+ 4.50%, 11/13/2029	—	(1)	—	—%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.25% (8.25%), 11/18/2031	1,253	1,221	1,253	0.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Business Services		S+ 4.25%, 11/18/2031	—	(24)	—	—%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Business Services		S+ 4.25% (8.25%), 11/18/2031	11,649	11,548	11,649	0.6%
CCI Buyer, Inc. (e) (h)	Telecom		S+ 5.00%, 5/13/2032	—	(29)	(31)	0.0%
CCI Buyer, Inc. (e) (n) (p)	Telecom		S+ 5.00% (9.00%), 5/13/2032	52,259	51,746	51,736	2.8%
Center Phase Energy, LLC (e) (n)	Utilities		S+ 6.00% (10.12%), 6/23/2027	10,305	10,235	10,305	0.6%
Center Phase Energy, LLC (e) (n)	Utilities		S+ 6.00% (10.12%), 6/23/2027	10,970	10,761	10,970	0.6%
Cliffwater, LLC (e) (h)	Financials		S+ 5.00%, 4/22/2032	—	(27)	(27)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Cliffwater, LLC (e) (n) (p)	Financials		S+ 5.00% (9.31%), 4/22/2032	$30,230	$29,939	$29,946	1.6%
Coalesce Merlin Purchaser, LLC (e) (h)	Business Services		S+ 5.00%, 9/10/2031	—	(30)	(65)	0.0%
Coalesce Merlin Purchaser, LLC (e) (h)	Business Services		S+ 5.00%, 9/10/2031	—	(30)	(32)	0.0%
Coalesce Merlin Purchaser, LLC (e) (n) (p)	Business Services		S+ 5.00% (9.16%), 9/10/2031	17,459	17,349	17,344	0.9%
Cold Spring Brewing, Co. (e) (n) (p)	Food & Beverage		S+ 4.75% (8.90%), 12/10/2030	21,853	21,664	21,853	1.2%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.66%), 5/5/2027	24,736	24,673	24,736	1.3%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.66%), 5/5/2027	24,418	24,267	24,418	1.3%
Communication Technology Intermediate, LLC (e) (n)	Business Services		S+ 5.50% (9.66%), 5/5/2027	2,426	2,405	2,426	0.1%
Communication Technology Intermediate, LLC (e) (h)	Business Services		S+ 5.50% (9.66%), 5/5/2027	1,188	1,183	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Business Services		S+ 5.50% (9.66%), 5/5/2027	8,604	8,590	8,604	0.5%
Consolidated Precision Products Corp. (e) (r)	Industrials		10.14%, 1/1/2030	22,420	22,420	22,773	1.2%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (9.51%), 12/27/2027	1,550	1,551	1,550	0.1%
Corfin Industries, LLC (e)	Industrials		S+ 5.25% (9.51%), 12/27/2027	9,436	9,444	9,436	0.5%
Corfin Industries, LLC (e) (n) (p)	Industrials		S+ 5.25% (9.51%), 12/27/2027	19,585	19,406	19,585	1.1%
Corfin Industries, LLC (e) (n) (p)	Industrials		S+ 5.25% (9.51%), 12/27/2027	15,851	15,859	15,851	0.9%
Coronis Health I, LLC (e) (h) (m)	Healthcare		S+ 5.50% (9.80%) 1.00% PIK, 5/1/2030	532	532	532	0.0%
Coronis Health I, LLC (e) (m)	Healthcare		S+ 7.00% (11.30%), 5/1/2031	4,104	4,104	4,104	0.2%
Demakes Borrower, LLC (e) (n)	Food & Beverage		S+ 6.00% (10.00%), 12/12/2029	17,622	17,308	17,622	1.0%
Einstein Parent, Inc. (e) (h)	Software/Services		S+ 6.50%, 1/22/2031	—	(41)	(23)	0.0%
Einstein Parent, Inc. (e) (n) (p)	Software/Services		S+ 6.50% (10.83%), 1/22/2031	22,317	21,916	22,094	1.2%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(59)	(118)	0.0%
Electric Power Engineers, LLC (e) (h)	Business Services		S+ 4.50%, 12/31/2031	—	(47)	(47)	0.0%
Electric Power Engineers, LLC (e) (n) (p)	Business Services		S+ 4.50% (8.50%), 12/31/2031	27,909	27,658	27,661	1.5%
Electro-Methods, LP (e) (h)	Industrials		S+ 4.75%, 2/23/2032	—	(114)	—	—%
Electro-Methods, LP (e) (n) (p)	Industrials		S+ 4.75% (8.97%), 2/23/2032	34,499	34,024	34,499	1.9%
Eliassen Group, LLC (e) (n)	Business Services		S+ 5.75% (9.91%), 4/14/2028	1,347	1,345	1,347	0.1%
Eliassen Group, LLC (e) (n) (p)	Business Services		S+ 5.75% (9.75%), 4/14/2028	16,846	16,767	16,846	0.9%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.00%), 10/11/2028	40,909	40,909	40,909	2.2%
Faraday Buyer, LLC (e) (n)	Utilities		S+ 6.00% (10.00%), 10/11/2028	8,667	8,558	8,667	0.5%
Faraday Buyer, LLC (e) (h)	Utilities		S+ 6.00%, 10/11/2028	—	(11)	—	—%
FGT Purchaser, LLC (e) (n)	Consumer		S+ 5.50% (9.60%) 3.00% PIK, 9/13/2028	30,961	30,892	26,766	1.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
FGT Purchaser, LLC (e) (h)	Consumer		S+ 5.50%, 3.00% PIK, 9/13/2028	$—	$(5)	$(423)	0.0%
Florida Food Products, LLC (e) (n)	Food & Beverage		S+ 5.00% (9.28%), 10/18/2028	11,988	11,867	9,614	0.5%
FloWorks International, LLC (e) (h)	Industrials		S+ 4.75%, 11/26/2031	—	(22)	(44)	0.0%
FloWorks International, LLC (e) (n) (p)	Industrials		S+ 4.75% (8.95%), 11/26/2031	39,465	39,115	39,118	2.2%
Foresight Energy Operating, LLC (e)	Energy		S+ 8.00% (12.10%), 6/30/2027	1,041	1,041	1,041	0.1%
Galway Borrower, LLC (e) (n)	Financials		S+ 4.50% (8.50%), 9/29/2028	38,209	38,119	38,209	2.1%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.49%), 9/29/2028	702	692	702	0.0%
Galway Borrower, LLC (e) (h)	Financials		S+ 4.50% (8.50%), 9/29/2028	730	712	730	0.0%
Groome Purchaser, LLC (e) (h)	Business Services		S+ 4.75%, 8/29/2031	—	(17)	(35)	0.0%
Groome Purchaser, LLC (e) (h)	Business Services		S+ 4.75%, 8/29/2031	—	(26)	(52)	0.0%
Groome Purchaser, LLC (e) (h)	Business Services		S+ 4.75%, 8/29/2031	—	(26)	(26)	0.0%
Groome Purchaser, LLC (e) (n)	Business Services		S+ 4.75% (8.91%), 8/29/2031	16,523	16,359	16,360	0.9%
High Street Buyer, Inc. (e) (h)	Financials		S+ 4.50% (8.76%), 4/14/2028	3,478	3,344	3,237	0.2%
Hometown Food, Co. (e) (n) (p)	Food & Beverage		S+ 4.50% (8.76%), 12/3/2030	15,523	15,373	15,377	0.8%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.69%), 12/9/2026	2,138	2,117	2,138	0.1%
Hospice Care Buyer, Inc. (e)	Healthcare		S+ 6.50% (10.69%), 12/9/2026	4,627	4,585	4,627	0.3%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.69%), 12/9/2026	3,537	3,499	3,537	0.2%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.69%), 12/9/2026	24,890	24,653	24,890	1.4%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.69%), 12/9/2026	8,422	8,339	8,422	0.5%
Hospice Care Buyer, Inc. (e) (n)	Healthcare		S+ 6.50% (10.69%), 12/9/2026	6,460	6,395	6,460	0.4%
Hospice Care Buyer, Inc. (e) (h)	Healthcare		S+ 6.50% (10.41%), 12/9/2026	1,689	1,683	1,689	0.1%
ICAT Intermediate Holdings, LLC (e) (h)	Transportation		S+ 6.25%, 3/1/2029	—	(65)	(130)	0.0%
ICAT Intermediate Holdings, LLC (e) (h)	Transportation		S+ 6.25%, 3/1/2029	—	(20)	(20)	0.0%
ICAT Intermediate Holdings, LLC (e) (n)	Transportation		S+ 6.25% (10.42%), 3/1/2029	17,350	17,090	17,090	0.9%
ICR Operations, LLC (e) (n)	Business Services		S+ 5.50% (9.65%), 11/22/2028	40,839	40,401	40,839	2.2%
ICR Operations, LLC (e) (n)	Business Services		S+ 5.50% (9.65%), 11/22/2028	2,219	2,196	2,219	0.1%
ICR Operations, LLC (e) (h)	Business Services		S+ 5.50% (9.92%), 11/22/2027	1,699	1,664	1,699	0.1%
Ideal Tridon Holdings, Inc. (e) (h)	Industrials		S+ 5.00%, 6/30/2032	—	(38)	(75)	0.0%
Ideal Tridon Holdings, Inc. (e) (h)	Industrials		S+ 5.00%, 6/30/2032	—	(62)	(62)	0.0%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Industrials		S+ 5.00% (9.00%), 6/30/2032	42,374	41,955	41,968	2.3%
IG Investments Holdings, LLC (e) (n)	Business Services		S+ 5.00% (9.31%), 9/22/2028	26,066	26,066	26,066	1.4%
IG Investments Holdings, LLC (e) (h)	Business Services		S+ 5.00%, 9/22/2028	—	(20)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Indigo Buyer, Inc. (e) (n)	Paper & Packaging		S+ 5.25% (9.56%), 5/23/2028	$61,033	$61,033	$61,033	3.3%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 5.25% (9.25%), 5/23/2028	1,443	1,374	1,443	0.1%
Indigo Buyer, Inc. (e) (h)	Paper & Packaging		S+ 5.25%, 5/23/2028	—	(25)	—	—%
InhabitIQ, Inc. (e) (h)	Software/Services		S+ 4.50%, 1/12/2032	—	(16)	(33)	0.0%
InhabitIQ, Inc. (e) (h)	Software/Services		S+ 4.50%, 1/12/2032	—	(20)	(20)	0.0%
InhabitIQ, Inc. (e) (n) (p)	Software/Services		S+ 4.50% (8.66%), 1/12/2032	26,074	25,963	25,957	1.4%
Integrated Efficiency Solutions, Inc. (e) (h) (m)	Industrials		7.50%, 12/31/2027	—	—	(59)	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 1/10/2027	240	240	240	0.0%
Integrated Efficiency Solutions, Inc. (e) (m)	Industrials		7.50%, 12/31/2027	1,382	1,382	1,246	0.1%
Integrated Global Services, Inc. (e) (h)	Industrials		S+ 5.00%, 3/6/2032	—	(38)	(75)	0.0%
Integrated Global Services, Inc. (e) (h)	Industrials		P+ 4.00% (11.25%), 3/6/2031	684	600	599	0.0%
Integrated Global Services, Inc. (e) (n) (p)	Industrials		S+ 5.00% (9.13%), 3/6/2032	32,663	32,193	32,212	1.7%
International Cruise & Excursion Gallery, Inc. (e) (p)	Business Services		S+ 6.00% (10.00%), 12/29/2028	1,358	1,358	1,358	0.1%
IQN Holding Corp. (e)	Software/Services		S+ 5.75% (10.05%) 3.13% PIK, 5/2/2029	5,744	5,744	5,744	0.3%
IQN Holding Corp. (e) (h)	Software/Services		S+ 5.25% (9.25%), 5/2/2028	735	732	735	0.0%
IQN Holding Corp. (e) (n) (p)	Software/Services		S+ 5.75% (9.75%) 3.13% PIK, 5/2/2029	17,235	17,153	17,235	0.9%
Knowledge Pro Buyer, Inc. (e) (n)	Business Services		S+ 5.00% (9.26%), 12/10/2027	450	447	450	0.0%
Knowledge Pro Buyer, Inc. (e) (h)	Business Services		S+ 5.00%, 12/10/2027	—	(24)	—	—%
Knowledge Pro Buyer, Inc. (e) (h) (n)	Business Services		S+ 5.00% (9.26%), 12/10/2027	25,875	25,662	25,875	1.4%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Business Services		S+ 5.00% (9.26%), 12/10/2027	34,682	34,605	34,682	1.9%
Labrie Environmental Group, LLC (a) (e)	Industrials		S+ 5.50% (9.76%), 4/23/2027	21,723	21,403	21,723	1.2%
Lakeland Tours, LLC (e) (j) (p)	Education		8.00%, 9/25/2027	6,118	4,518	1,414	0.1%
Lakeland Tours, LLC (e) (j) (n) (p)	Education		20.00% PIK, 9/25/2027	50	48	25	0.0%
LaserShip, Inc.	Transportation		S+ 8.50% (12.76%) 7.00% PIK, 8/10/2029	2,837	2,837	818	0.0%
Last Dance Intermediate II, LLC (e) (h)	Telecom		S+ 5.00% (9.16%), 3/31/2031	1,882	1,781	1,702	0.1%
Last Dance Intermediate II, LLC (e) (h)	Telecom		S+ 5.00% (9.16%), 3/31/2031	1,980	1,935	1,934	0.1%
Last Dance Intermediate II, LLC (e) (n) (p)	Telecom		S+ 5.00% (9.16%), 3/31/2031	19,054	18,870	18,875	1.0%
Last Dance Intermediate II, LLC (e) (n) (p)	Telecom		S+ 5.00% (9.16%), 3/31/2031	19,312	19,038	19,048	1.0%
Lighthouse Intelligence, Ltd. (a) (e)	Software/Services		S+ 5.00% (9.16%) 2.50% PIK, 4/10/2030	22,571	22,261	22,264	1.2%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software/Services		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(82)	(163)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software/Services		S+ 5.00%, 2.50% PIK, 4/10/2030	$—	$(116)	$(117)	0.0%
LSF12 Donnelly Bidco, LLC (e) (n)	Industrials		S+ 6.50% (10.66%), 10/2/2029	18,787	18,462	18,787	1.0%
Mandrake Bidco, Inc. (e) (h)	Industrials		S+ 4.50%, 8/20/2030	—	(85)	—	—%
Mandrake Bidco, Inc. (e) (n) (p)	Industrials		S+ 4.50% (8.81%), 8/20/2031	59,345	58,833	59,345	3.3%
Manna Pro Products, LLC (e)	Consumer		S+ 6.50% (10.92%) 3.50% PIK, 12/10/2029	3,973	3,905	3,341	0.2%
Manna Pro Products, LLC (e) (h)	Consumer		S+ 6.50%, 3.50% PIK, 12/10/2029	—	(29)	(430)	0.0%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.50% (10.92%) 3.50% PIK, 12/10/2029	1,894	1,861	1,593	0.1%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.50% (10.92%) 3.50% PIK, 12/10/2029	6,812	6,695	5,729	0.3%
Manna Pro Products, LLC (e) (p)	Consumer		S+ 6.50% (10.92%) 3.50% PIK, 12/10/2029	24,024	23,611	20,204	1.1%
McDonald Worley, P.C. (e) (j)	Business Services		26.00% PIK, 12/31/2025	26,535	13,266	13,737	0.7%
Medical Depot Holdings, Inc. (e)	Healthcare		S+ 10.00% (14.40%) 9.00% PIK, 6/1/2026	4,257	4,257	4,257	0.2%
Medical Depot Holdings, Inc. (e) (n) (p)	Healthcare		S+ 9.50% (13.90%) 4.00% PIK, 6/1/2026	21,496	21,371	16,982	0.9%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 5.75% (9.85%), 9/30/2027	9,333	9,266	9,207	0.5%
Medical Management Resource Group, LLC (e) (n)	Healthcare		S+ 5.75% (9.85%), 9/30/2027	22,596	22,432	22,291	1.2%
Medical Management Resource Group, LLC (e) (h)	Healthcare		S+ 5.75% (9.84%), 9/30/2026	1,119	1,113	1,091	0.1%
Megavolt Borrower, LLC (e) (n) (p)	Utilities		S+ 4.75% (8.75%), 2/13/2032	37,082	36,402	37,082	2.0%
MGTF Radio Company, LLC (e) (j) (l)	Media/Entertainment		S+ 6.00% (10.30%), 12/31/2025	45,021	45,020	12,000	0.7%
Midwest Can Company, LLC (e) (n) (p)	Paper & Packaging		S+ 6.00% (10.20%), 3/2/2026	27,902	27,902	27,902	1.5%
Mirra-Primeaccess Holdings, LLC (e)	Healthcare		S+ 6.50% (11.07%), 7/29/2026	68,266	68,184	61,439	3.3%
Mirra-Primeaccess Holdings, LLC (e) (h)	Healthcare		S+ 6.50% (11.07%), 7/29/2026	8,442	8,433	7,316	0.4%
MRI Software, LLC (e)	Software/Services		S+ 4.75% (8.75%), 2/10/2027	2,186	2,186	2,186	0.1%
MRI Software, LLC (e)	Software/Services		S+ 4.75% (8.75%), 2/10/2027	6,751	6,725	6,751	0.4%
Muth Mirror Systems, LLC (e) (j)	Technology		11.00%, 4.00% PIK, 3/31/2027	1,395	1,250	837	0.0%
Muth Mirror Systems, LLC (e) (j)	Technology		11.00%, 4.00% PIK, 3/31/2027	15,000	14,266	9,000	0.5%
MWH Intermediate II, LLC (e) (h)	Financials		S+ 4.50% (8.66%), 8/27/2032	1,159	1,121	1,092	0.1%
MWH Intermediate II, LLC (e) (h)	Financials		S+ 4.50%, 8/29/2031	—	(13)	(13)	0.0%
MWH Intermediate II, LLC (e) (n)	Financials		S+ 4.50% (8.50%), 8/27/2032	15,393	15,278	15,279	0.8%
Norvax, LLC (e)	Business Services		S+ 5.50% (9.75%), 8/5/2029	228	228	228	0.0%
Norvax, LLC (e)	Business Services		S+ 7.50% (12.26%), 8/5/2029	363	363	346	0.0%
Odessa Technologies, Inc. (e) (n)	Software/Services		S+ 5.50% (9.60%), 10/19/2027	20,288	20,246	20,288	1.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Odessa Technologies, Inc. (e) (h)	Software/Services		S+ 5.50%, 10/19/2027	$—	$(12)	$—	—%
ORG GC Holdings, LLC (e) (m)	Business Services		S+ 6.50% (10.76%), 11/29/2026	10,111	10,123	10,111	0.5%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2030	—	(8)	(194)	0.0%
PetVet Care Centers, LLC (e) (h)	Healthcare		S+ 6.00%, 11/15/2029	—	(14)	(194)	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Healthcare		S+ 6.00% (10.16%), 11/15/2030	30,373	29,915	28,915	1.6%
Pie Buyer, Inc. (e)	Food & Beverage		S+ 5.50% (9.92%), 4/6/2026	2,581	2,580	2,413	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (9.92%), 4/5/2027	2,275	2,273	2,127	0.1%
Pie Buyer, Inc. (e) (n)	Food & Beverage		S+ 5.50% (9.92%), 4/5/2027	8,674	8,657	8,110	0.4%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (9.95%) 2.50% PIK, 4/5/2027	2,963	2,957	2,771	0.2%
Pie Buyer, Inc. (e) (n) (p)	Food & Beverage		S+ 5.50% (9.92%) 2.50% PIK, 4/5/2027	40,079	39,990	37,474	2.0%
PlayPower, Inc. (e) (h)	Industrials		S+ 5.25%, 8/28/2030	—	(32)	—	—%
PlayPower, Inc. (e) (n) (p)	Industrials		S+ 5.25% (9.25%), 8/28/2030	2,902	2,876	2,902	0.2%
PlayPower, Inc. (e) (n) (p)	Industrials		S+ 5.25% (9.25%), 8/28/2030	17,131	16,912	17,131	0.9%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (8.70%) 1.50% PIK, 8/22/2029	4,593	4,593	4,593	0.2%
Pluralsight, LLC (e)	Software/Services		S+ 7.50% (11.70%) PIK, 8/22/2029	7,685	7,685	7,685	0.4%
Pluralsight, LLC (e)	Software/Services		S+ 4.50% (8.70%) 1.50% PIK, 8/22/2029	2,333	2,333	2,333	0.1%
Pluto Acquisition I, Inc.	Healthcare		S+ 5.50% (9.50%), 6/20/2028	3,304	3,304	3,296	0.2%
Questex, Inc. (e) (h)	Media/Entertainment		S+ 5.50% (9.70%), 5/15/2029	775	747	743	0.0%
Questex, Inc. (e) (n) (p)	Media/Entertainment		S+ 5.50% (9.70%), 5/15/2029	14,987	14,750	14,740	0.8%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(114)	—	—%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (9.41%), 4/30/2031	46,061	45,314	46,061	2.5%
Relativity Oda, LLC (e) (n)	Software/Services		S+ 4.50% (8.66%), 5/12/2029	7,717	7,695	7,717	0.4%
REP TEC Intermediate Holdings, Inc. (e) (n) (p)	Software/Services		S+ 5.75% (9.75%), 12/1/2027	24,295	24,288	24,295	1.3%
Rialto Management Group, LLC (e) (h)	Financials		S+ 5.00%, 12/5/2030	—	(6)	—	—%
Rialto Management Group, LLC (e) (n) (p)	Financials		S+ 5.00% (9.16%), 12/5/2030	20,178	20,001	20,178	1.1%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (9.89%), 10/19/2027	7,305	7,312	7,305	0.4%
Roadsafe Holdings, Inc. (e) (n)	Industrials		S+ 5.75% (9.89%), 10/19/2027	6,797	6,774	6,797	0.4%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		P+ 4.75% (12.00%), 10/19/2027	1,078	1,063	1,078	0.1%
Roadsafe Holdings, Inc. (e) (n) (p)	Industrials		S+ 5.75% (10.12%), 10/19/2027	11,962	11,932	11,962	0.6%
Saab Purchaser, Inc. (e) (h)	Software/Services		S+ 4.75%, 11/12/2031	—	(86)	(172)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Saab Purchaser, Inc. (e) (h)	Software/Services		S+ 4.75%, 11/12/2031	$—	$(23)	$(23)	0.0%
Saab Purchaser, Inc. (e) (n)	Software/Services		S+ 4.75% (8.75%), 11/12/2031	17,877	17,699	17,699	1.0%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.50% (10.96%), 11/18/2027	12,993	12,871	12,343	0.7%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Healthcare		S+ 6.50% (10.96%), 11/18/2027	37,166	37,073	35,309	1.9%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Healthcare		S+ 6.50%, 11/18/2027	—	(29)	(645)	0.0%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Business Services		S+ 5.25%, 12/3/2031	—	(20)	(40)	0.0%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Business Services		S+ 5.25% (9.52%), 12/3/2031	24,800	24,583	24,581	1.3%
SCIH Salt Holdings, Inc. (e) (h)	Industrials		S+ 3.50%, 12/15/2026	—	(2)	(15)	0.0%
Sherlock Buyer Corp. (e) (h)	Business Services		S+ 5.75%, 12/8/2027	—	(5)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Business Services		S+ 5.75% (9.85%), 12/8/2028	15,597	15,547	15,597	0.8%
Simplifi Holdings, Inc. (e) (n)	Media/Entertainment		S+ 5.25% (9.51%), 12/29/2028	49,653	49,250	49,653	2.8%
Simplifi Holdings, Inc. (e) (h)	Media/Entertainment		S+ 5.25% (9.51%), 6/30/2028	1,788	1,778	1,788	0.1%
SitusAMC Holdings Corp. (e) (n) (p)	Financials		S+ 5.50% (9.50%), 5/14/2031	52,260	52,079	52,014	2.8%
St. Croix Hospice Acquisition Corp. (e)	Healthcare		S+ 5.25% (9.51%), 10/30/2026	2,731	2,733	2,731	0.1%
St. Croix Hospice Acquisition Corp. (e) (n)	Healthcare		S+ 5.25% (9.51%), 10/30/2026	18,791	18,727	18,791	1.0%
St. Croix Hospice Acquisition Corp. (e) (n) (p)	Healthcare		S+ 5.25% (9.51%), 10/30/2026	24,707	24,727	24,707	1.3%
Striper Buyer, LLC (e) (n)	Paper & Packaging		S+ 5.50% (9.76%), 12/30/2026	16,695	16,678	16,695	0.9%
SunMed Group Holdings, LLC (e) (n)	Healthcare		S+ 5.50% (9.91%), 6/16/2028	12,470	12,367	12,470	0.7%
SunMed Group Holdings, LLC (e) (h)	Healthcare		S+ 5.50%, 6/16/2027	—	(1)	—	—%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.25%) PIK, 3/31/2023	61,222	927	—	—%
Tax Defense Network, LLC (e) (j)	Consumer		P+ 6.00% (13.25%) PIK, 3/31/2023	10,868	164	—	—%
Tax Defense Network, LLC (e) (j)	Consumer		12.00% PIK, 3/31/2023	5,843	4,742	5,843	0.3%
TEI Intermediate, LLC (e) (h)	Business Services		S+ 4.75% (8.82%), 12/15/2031	439	396	439	0.0%
TEI Intermediate, LLC (e) (h)	Business Services		S+ 4.75% (9.07%), 12/15/2031	621	615	621	0.0%
TEI Intermediate, LLC (e) (n) (p)	Business Services		S+ 4.75% (8.75%), 12/15/2031	22,847	22,836	22,847	1.2%
The NPD Group, LP (e) (n)	Business Services		S+ 4.50% (8.82%), 12/1/2029	52,102	51,584	52,103	2.8%
The NPD Group, LP (e) (h)	Business Services		S+ 4.50%, 12/1/2028	—	(20)	—	—%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 4.00% (8.43%), 5/18/2028	5,967	5,966	4,827	0.3%
Tivity Health, Inc. (e) (n)	Healthcare		S+ 5.00% (9.16%), 6/28/2029	24,352	24,075	24,352	1.3%
Triple Lift, Inc. (e) (h)	Software/Services		S+ 5.75%, 5/5/2028	—	(41)	(282)	0.0%
Triple Lift, Inc. (e) (n) (p)	Software/Services		S+ 5.75% (9.90%), 5/5/2028	39,075	38,291	36,731	2.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Trystar, LLC (e) (h)	Utilities		S+ 4.25% (8.29%), 8/6/2031	$2,934	$2,866	$2,934	0.2%
Trystar, LLC (e) (h)	Utilities		S+ 4.25%, 8/6/2031	—	(53)	—	—%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.25% (8.56%), 8/6/2031	10,390	10,302	10,390	0.6%
Trystar, LLC (e) (n) (p)	Utilities		S+ 4.25% (8.56%), 8/6/2031	24,611	24,397	24,611	1.3%
Urban One, Inc. (b)	Media/Entertainment	1/24/2024	7.38%, 2/1/2028	1,561	1,431	810	0.0%
US Oral Surgery Management Holdco, LLC (e)	Healthcare		S+ 5.25% (9.55%), 11/20/2028	5,050	5,028	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.66%), 11/20/2028	6,997	6,957	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.52%), 11/20/2028	6,098	6,076	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Healthcare		S+ 5.25% (9.55%), 11/20/2028	17,668	17,545	17,668	1.0%
US Oral Surgery Management Holdco, LLC (e) (h)	Healthcare		S+ 5.25%, 11/20/2028	—	(4)	—	—%
US Salt Investors, LLC (e) (n)	Chemicals		S+ 5.25% (9.40%), 7/19/2028	25,729	25,451	25,729	1.4%
US Salt Investors, LLC (e) (h)	Chemicals		S+ 5.25%, 7/20/2026	—	(3)	—	—%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 5.75%, 3.13% PIK, 8/23/2031	—	(28)	(30)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software/Services		S+ 5.75%, 3.13% PIK, 8/23/2031	—	(31)	(22)	0.0%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software/Services		S+ 5.75% (9.75%) 3.13% PIK, 8/23/2031	20,943	20,693	20,756	1.1%
Victors CCC Buyer, LLC (e)	Business Services		S+ 4.75% (8.97%), 6/1/2029	1,555	1,539	1,555	0.1%
Victors CCC Buyer, LLC (e) (n)	Business Services		S+ 4.75% (8.91%), 6/1/2029	23,516	23,244	23,516	1.3%
Victors CCC Buyer, LLC (e) (h)	Business Services		S+ 4.75%, 6/1/2029	—	(14)	—	—%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (10.22%), 7/1/2028	27,944	27,598	27,525	1.5%
West Coast Dental Services, Inc. (e) (n)	Healthcare		S+ 5.75% (9.90%), 7/1/2028	1,669	1,645	1,644	0.1%
West Coast Dental Services, Inc. (e) (h)	Healthcare		S+ 5.75% (9.93%), 7/1/2028	3,630	3,592	3,575	0.2%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.50% (8.50%), 9/19/2031	4,442	4,364	4,442	0.2%
Westwood Professional Services, Inc. (e) (h)	Business Services		S+ 4.50%, 9/19/2031	—	(58)	—	—%
Westwood Professional Services, Inc. (e) (n) (p)	Business Services		S+ 4.50% (8.50%), 9/19/2031	44,962	44,580	44,962	2.5%
Wharf Street Ratings Acquisition, LLC (e) (h)	Business Services		S+ 4.75%, 9/16/2032	—	(14)	(29)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (h)	Business Services		S+ 4.75%, 9/16/2032	—	(29)	(29)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Wharf Street Ratings Acquisition, LLC (e) (n)	Business Services		S+ 4.75% (8.91%), 9/16/2032	$25,797	$25,541	$25,541	1.4%
WHCG Purchaser III, Inc. (e)	Healthcare		S+ 6.50% (10.50%) 3.25% PIK, 6/29/2029	23,772	23,772	23,772	1.3%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.00% (9.26%), 7/16/2028	41,683	41,587	41,683	2.3%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.00% (9.24%), 7/16/2028	9,940	9,789	9,940	0.5%
WIN Holdings III Corp. (e) (h)	Consumer		S+ 5.00% (9.26%), 1/16/2028	1,986	1,971	1,986	0.1%
WIN Holdings III Corp. (e) (n)	Consumer		S+ 5.00% (9.25%), 7/16/2028	20,306	20,107	20,306	1.1%
Zendesk, Inc. (e) (n)	Software/Services		S+ 5.00% (9.00%), 11/22/2028	65,044	64,597	65,044	3.5%
Zendesk, Inc. (e) (h)	Software/Services		S+ 5.00% (9.00%), 11/22/2028	4,997	4,950	4,997	0.3%
Subtotal Senior Secured First Lien Debt					$3,223,667	$3,131,414	169.9%

Senior Secured Second Lien Debt - 7.5% (d)
Alera Group, Inc. (n) (p)	Financials		S+ 5.50% (9.66%), 5/30/2033	$22,191	$22,080	$22,788	1.2%
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (11.71%), 6/11/2029	6,010	5,968	4,855	0.3%
Aruba Investments Holdings, LLC (e) (p)	Chemicals		S+ 7.75% (12.01%), 11/24/2028	3,759	3,652	3,604	0.2%
Corelogic, Inc. (n)	Business Services		S+ 6.50% (10.78%), 6/4/2029	9,272	8,733	9,200	0.5%
Coronis Health I, LLC (e) (m)	Healthcare		5.00% PIK, 5/1/2032	2,716	2,716	2,716	0.1%
Edelman Financial Center, LLC (n)	Financials		S+ 5.25% (9.41%), 10/6/2028	9,500	9,483	9,503	0.5%
Integrated Efficiency Solutions, Inc. (e) (j) (m)	Industrials		10.00% PIK, 12/31/2027	2,090	1,075	—	—%
ORG GC Holdings, LLC (e) (j) (m)	Business Services		18.00% PIK, 11/29/2027	6,717	6,226	4,111	0.2%
Pluto Acquisition I, Inc. (e) (n)	Healthcare		S+ 9.75% (13.82%) PIK, 12/20/2028	38,855	33,877	31,084	1.8%
Therapy Brands Holdings, LLC (e) (n)	Healthcare		S+ 6.75% (11.03%), 5/18/2029	6,601	6,592	4,601	0.2%
Victory Buyer, LLC (e) (n)	Industrials		S+ 7.00% (11.28%), 11/19/2029	45,990	44,165	45,369	2.5%
Subtotal Senior Secured Second Lien Debt					$144,567	$137,831	7.5%

Subordinated Debt - 12.5% (d)
Aventine Holdings, LLC (e) (n)	Media/Entertainment		10.25% PIK, 12/22/2030	$46,320	$46,016	$39,455	2.1%
Kahala Aviation, LLC (e) (l)	Transportation		13.50%, 8/31/2031	30,486	30,482	30,486	1.7%
ORG GC Holdings, LLC (e) (m) (r)	Business Services		15.00% PIK, 11/29/2031	12,540	—	—	—%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Financials		S+ 7.75%, 12/31/2028	—	(58)	—	—%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Financials		S+ 7.75% (12.07%), 12/31/2028	34,000	33,995	34,000	1.8%
Post Road Equipment Finance, LLC (c) (e) (l)	Financials		S+ 7.75% (12.07%), 12/31/2028	62,600	62,618	62,600	3.4%
Siena Capital Finance, LLC (e) (l)	Financials		12.50%, 4/25/2028	54,500	54,537	54,500	3.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Smile Brands, Inc. (e)	Healthcare		14.50% PIK, 10/12/2028	$60	$60	$17	0.0%
WHCG Purchaser III, Inc. (e) (j)	Healthcare		10.00% PIK, 6/30/2030	19,914	8,388	9,408	0.5%
Subtotal Subordinated Debt					$236,038	$230,466	12.5%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Diversified Investment Vehicles	1/24/2024	S+ 11.00% (15.58%), 4/25/2031	$4,750	$4,241	$4,409	0.2%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Diversified Investment Vehicles	1/24/2024	S+ 4.55% (9.11%), 5/1/2026	232	222	76	0.0%
Sub Total Collateralized Securities - Debt Investments					$4,463	$4,485	0.2%

Collateralized Securities - Equity Investments - 0.1% (d) (t)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (s)	Diversified Investment Vehicles	1/24/2024	0.00%, 4/25/2031	$31,603	$3,163	$808	0.1%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (s)	Diversified Investment Vehicles	1/24/2024	0.00%, 1/20/2027	31,575	—	512	0.0%
Sub Total Collateralized Securities - Equity Investments					$3,163	$1,320	0.1%

Equity/Other - 31.2% (d) (f)
Black Mountain Sand, LLC (b) (e) (g) (r)	Energy	7/1/2025		55,436	$2,170	$1,304	0.1%
Center Phase Energy, LLC (b) (e) (q)	Utilities	8/22/2025		270	446	636	0.0%
Center Phase Energy, LLC (b) (e) (q)	Utilities	6/23/2022		1,680	1,680	2,386	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		539,708	5,703	4,891	0.3%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Media/Entertainment	1/24/2024		874,000	2,519	1,675	0.1%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		2,753	341	—	—%
Clover Technologies Group, LLC (b) (e) (g)	Industrials	1/24/2024		180,274	—	—	—%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	3,107	0.2%
Coronis Health I, LLC (b) (e) (g) (m)	Healthcare	5/1/2025		5,319	4,900	4,900	0.3%
CRS-SPV, Inc. (b) (e) (g) (m)	Industrials	1/24/2024		246	1,561	2,008	0.1%
Danish CRJ, Ltd. (a) (b) (e) (g) (l) (u)	Transportation	1/24/2024		5,002	—	—	—%
Dyno Acquiror, Inc. (b) (e) (g)	Consumer	1/24/2024		134,102	21	21	0.0%
FBLC Senior Loan Fund, LLC (b) (c) (e) (l)	Diversified Investment Vehicles	1/24/2024		304,934	305,270	304,934	16.5%
First Eagle Greenway Fund II, LLC (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		5,329	375	257	0.0%
Foresight Energy Operating, LLC (b) (e) (g) (r)	Energy	1/24/2024		158,093	3,063	876	0.0%
GoHealth, Inc. (g) (r)	Business Services			3,131	—	15	0.0%
Gordian Medical, Inc. (b) (e) (n)	Healthcare	5/17/2024		166,787	2,997	2,944	0.2%
Gordian Medical, Inc. (b) (e) (g)	Healthcare	5/17/2024		157,787	—	—	—%
Higginbotham Insurance Agency, Inc. (b) (e)	Financials	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		57,427	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		55,991	$—	$—	—%
Internap Corp. (b) (e) (g) (n)	Business Services	1/24/2024		1,596,606	1,599	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Business Services	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l) (v) (w)	Transportation	10/2/2024		9,745,276	10,359	10,330	0.6%
Kahala US OpCo, LLC (a) (b) (e) (g) (l) (v)	Transportation	1/24/2024		8,869,744	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Business Services	1/24/2024		20,167	3,118	2,335	0.1%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		324,541	325	325	0.0%
MGTF Holdco, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (x)	Business Services	1/24/2024		223,503	349	979	0.1%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		153,038	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		22,819	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		8,739	962	499	0.0%
Pluralsight, LLC (b) (e) (g)	Software/Services	8/22/2024		2,267,044	5,986	4,829	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/1/2021		3,710,315	4,941	4,935	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/29/2024		164,759	—	124	0.0%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q) (r)	Financials	12/30/2021		199,972	128,429	128,252	7.0%
Resolute Investment Managers, Inc. (b) (e) (g)	Financials	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (r)	Financials	1/24/2024		223	333	246	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Financials	1/24/2024		41,789,400	77,437	77,728	4.2%
Skillsoft Corp. (g)	Technology			12,435	187	162	0.0%
Smile Brands, Inc. (b) (e) (g)	Healthcare	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Telecom	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (m)	Diversified Investment Vehicles	1/24/2024		10,000	1,668	548	0.0%
Travelpro Products, Inc. (a) (b) (e) (g)	Consumer	1/24/2024		447,007	913	304	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Healthcare	8/2/2024		5,448,273	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
World Business Lenders, LLC (b) (e) (g)	Financials	1/24/2024		922,669	$1,617	$1,615	0.1%
WPNT, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food & Beverage	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$593,715	$575,980	31.2%

Total Investments - 221.4% (d)					$4,205,613	$4,081,496	221.4%

Interest Rate Swap:

Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
S+ 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$22,747	$(353)	$—	$(353)
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At September 30, 2025, qualifying assets represent 91.0% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities”. As of September 30, 2025, the aggregate fair value of these securities is $582.4 million or 31.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of September 30, 2025.
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
(g)    Non-income producing at September 30, 2025.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of September 30, 2025.
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
September 30, 2025
(Unaudited)
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

(x)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2025
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2025:

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$660,017	16.4%
Financials	564,647	13.8%
Healthcare	541,898	13.3%
Industrials	507,380	12.4%
Software/Services	452,301	11.1%
Diversified Investment Vehicles (1)	312,043	7.6%
Media/Entertainment	160,035	3.9%
Food & Beverage	156,945	3.8%
Paper & Packaging	156,643	3.8%
Utilities	155,735	3.8%
Consumer	136,863	3.4%
Telecom	98,323	2.4%
Chemicals	84,831	2.1%
Transportation	79,176	1.9%
Technology	9,999	0.2%
Energy	3,221	0.1%
Education	1,439	0.0%
Total	$4,081,496	100.0%
_____________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC, which represents 7.5% of the Company’s investments at fair value as of September 30, 2025.
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
FBLC Senior Loan Fund, LLC (a) (b) (c) (e) (l)	Diversified Investment Vehicles	1/24/2024		404,934	$405,434	$404,934	21.2%
First Eagle Greenway Fund II, LLC (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		5,329	375	255	0.0%
Foresight Energy Operating, LLC (b) (e) (g) (r)	Energy	1/24/2024		158,093	3,063	779	0.0%
Gordian Medical, Inc. (b) (e) (g)	Healthcare	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (g) (n)	Healthcare	5/17/2024		162,894	2,962	2,875	0.2%
Higginbotham Insurance Agency, Inc. (b) (e) (g)	Financials	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		57,427	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (r)	Industrials	1/24/2024		55,991	—	—	—%
Internap Corp. (b) (e) (g) (n)	Business Services	1/24/2024		1,596,606	1,599	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Business Services	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l) (x) (y)	Transportation	10/2/2024		2,200,100	2,814	2,308	0.1%
Kahala US OpCo, LLC (a) (b) (e) (g) (l) (x)	Transportation	1/24/2024		8,869,744	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Business Services	1/24/2024		20,167	3,118	3,140	0.2%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		31,521	748	747	0.0%
MCS Acquisition Corp. (b) (e) (g)	Business Services	1/24/2024		324,541	325	325	0.0%
MGTF Holdco, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (z)	Business Services	1/24/2024		223,503	339	523	0.0%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		153,038	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (r)	Technology	1/24/2024		22,819	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (r)	Business Services	1/24/2024		93,380	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Diversified Investment Vehicles	1/24/2024		8,739	962	603	0.0%
Pluralsight, LLC (b) (e) (g)	Software/Services	8/22/2024		2,267,044	5,986	5,985	0.3%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/1/2021		3,710,315	4,941	4,758	0.2%
Point Broadband Acquisition, LLC (b) (e) (g) (q) (r)	Telecom	10/29/2024		164,759	—	374	0.0%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q) (r)	Financials	12/30/2021		186,054	119,502	119,233	6.3%
Resolute Investment Managers, Inc. (b) (e) (g)	Financials	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (r)	Financials	1/24/2024		223	333	263	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Financials	1/24/2024		41,789,400	77,437	77,310	4.1%
Skillsoft Corp. (g)	Technology			12,435	187	298	0.0%
Smile Brands, Inc. (b) (e) (g)	Healthcare	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Telecom	1/24/2024		180,835	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2024

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		147,099	$—	$—	—%
Tax Defense Network, LLC (b) (e) (g)	Consumer	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (m)	Diversified Investment Vehicles	1/24/2024		10,000	6,688	5,802	0.3%
Travelpro Products, Inc. (a) (b) (e) (g)	Consumer	1/24/2024		447,007	913	751	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Healthcare	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financials	1/24/2024		802,865	1,407	1,405	0.1%
WPNT, LLC (b) (e) (g) (l) (r)	Media/Entertainment	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food & Beverage	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$676,831	$671,145	35.1%

Total Investments - 207.6% (d)					$4,053,178	$3,966,075	207.6%
Interest Rate Swap:

Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
S+ 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$25,000	$—	$—	$—

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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2025 and 2024, there were no reimbursements from the Adviser.

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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures”, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on the consolidated annual financial statements.
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2025 and December 31, 2024, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2025 and December 31, 2024 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended September 30, 2025
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
The following table presents fair value measurements of investments, by major class, as of September 30, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$6,399	$3,125,015	$—	$3,131,414
Senior Secured Second Lien Debt	—	41,491	96,340	—	137,831
Subordinated Debt	—	—	230,466	—	230,466
Collateralized Securities	—	—	5,805	—	5,805
Equity/Other	177	6,566	262,999	1,304	271,046
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$177	$54,456	$4,025,559	$1,304	$4,081,496
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2025	$2,886,706	$103,368	$196,418	$10,893	$654,039	$3,851,424
Purchases and other adjustments to cost	748,880	5,570	70,578	71	16,954	842,053
Sales and repayments	(536,049)	405	(36,749)	(3,267)	(94,516)	(670,176)
Net realized gain (loss)	(7,389)	131	—	190	(531)	(7,599)
Transfers in	51,211	—	—	—	—	51,211
Transfers out	—	(7,980)	—	—	—	(7,980)
Net change in unrealized appreciation (depreciation) on investments	(18,344)	(5,154)	219	(2,082)	(8,013)	(33,374)
Balance as of September 30, 2025	$3,125,015	$96,340	$230,466	$5,805	$567,933	$4,025,559
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(28,021)	$(4,357)	$219	$(1,942)	$(8,881)	$(42,982)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
For the nine months ended September 30, 2025, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2025, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
The composition of the Company’s investments as of September 30, 2025, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,223,667	$3,131,414	76.8%
Senior Secured Second Lien Debt	144,567	137,831	3.4
Subordinated Debt	236,038	230,466	5.6
Collateralized Securities	7,626	5,805	0.1
Equity/Other	288,445	271,046	6.6
FBLC Senior Loan Fund, LLC	305,270	304,934	7.5
Total	$4,205,613	$4,081,496	100.0%
The composition of the Company’s investments as of December 31, 2024, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,039,030	$2,965,692	74.7%
Senior Secured Second Lien Debt	124,474	121,927	3.1
Subordinated Debt	202,212	196,418	5.0
Collateralized Securities	10,631	10,893	0.3
Equity/Other	271,397	266,211	6.7
FBLC Senior Loan Fund, LLC	405,434	404,934	10.2
Total	$4,053,178	$3,966,075	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the Level 3 investments as of September 30, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,930,710	Yield Analysis	Market Yield	7.10%	52.67%	10.45%
Senior Secured First Lien Debt (c)	116,840	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	43,454	Waterfall Analysis	EBITDA Multiple	3.78x	15.67x	6.13x
Senior Secured First Lien Debt	34,011	Waterfall Analysis	Revenue Multiple	0.20x	0.58x	0.27x
Senior Secured Second Lien Debt	58,430	Yield Analysis	Market Yield	11.90%	24.50%	13.60%
Senior Secured Second Lien Debt	37,910	Waterfall Analysis	EBITDA Multiple	7.00x	15.67x	10.49x
Senior Secured Second Lien Debt (b)	—	Waterfall Analysis	Revenue Multiple	0.28x	0.28x	0.28x
Subordinated Debt	151,101	Waterfall Analysis	Tangible Net Asset Value Multiple	1.20x	1.60x	1.46x
Subordinated Debt (b)	39,455	Yield Analysis	Market Yield	14.00%	14.00%	14.00%
Subordinated Debt (b)	30,486	Waterfall Analysis	Market Yield	9.45%	9.45%	9.45%
Subordinated Debt	9,424	Waterfall Analysis	EBITDA Multiple	7.00x	11.00x	10.12x
Collateralized Securities (b)	4,409	Yield Analysis	Discount Margin	18.70%	18.70%	18.70%
Collateralized Securities (b)	808	Yield Analysis	Market Yield	70.00%	70.00%	70.00%
Collateralized Securities (d)	588	Waterfall Analysis	Asset Price	$0.25	$0.55	$0.51
Equity/Other	205,980	Waterfall Analysis	Tangible Net Asset Value Multiple	1.20x	1.60x	1.45x
Equity/Other	27,843	Waterfall Analysis	EBITDA Multiple	2.35x	24.00x	12.15x
Equity/Other	12,381	Yield Analysis	Market Yield	10.12%	11.57%	11.30%
Equity/Other (b)	10,330	Waterfall Analysis	Market Yield	9.45%	9.45%	9.45%
Equity/Other	4,829	Waterfall Analysis	Revenue Multiple	0.20x	1.60x	1.60x
Equity/Other (b)	1,615	Waterfall Analysis	Adjusted BV Multiple	4.01x	4.01x	4.01x
Equity/Other (c)	21	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	12.30%	12.30%	12.30%
Total	$4,025,559
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
There were no significant changes in valuation approach or technique as of September 30, 2025.
The following table summarizes the significant unobservable inputs used to value of the Level 3 investments as of December 31, 2024. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

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
For the period ended September 30, 2025
(Unaudited)
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of September 30, 2025, the Company had nine portfolio companies on non-accrual status with a total amortized cost of $144.5 million and fair value of $76.3 million, which represented 3.4% and 1.9% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2024, the Company had eight portfolio companies on non-accrual status with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. As of September 30, 2025, the Company and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.

As of September 30, 2025, the Company’s investment in SLF consisted of equity contributions of $304.9 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Below is a summary of SLF’s portfolio as of September 30, 2025 and December 31, 2024. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	September 30, 2025	December 31, 2024
Total assets	$949,486	$1,151,336
Total investments (1)	$920,991	$1,103,160
Weighted Average Current Yield for Total Portfolio (2)	8.4%	9.1%
Number of Portfolio companies in SLF	175	210
Largest portfolio company investment (1)	$17,244	$17,223
Total of five largest portfolio company investments (1)	$70,571	$72,582
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of September 30, 2025:

September 30, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
AAdvantage Loyality IP, Ltd. (f)	Transportation	S+ 2.25% (6.58%)	4/20/2028	$4,000	$3,997	$3,992	1.0%
Acrisure, LLC (b)	Financials	S+ 3.25% (7.41%)	6/21/2032	7,169	7,109	7,154	1.8%
Acrisure, LLC	Financials	4.25%	2/15/2029	5,000	4,623	4,819	1.2%
Adtalem Global Education, Inc. (f)	Education	S+ 2.75% (6.91%)	8/14/2028	352	352	353	0.1%
Air Canada	Transportation	3.88%	8/15/2026	2,000	1,962	1,982	0.5%
Alera Group, Inc. (b)	Financials	S+ 3.25% (7.41%)	5/31/2032	7,780	7,743	7,805	2.0%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,883	0.7%
ARC Falcon I, Inc. (f)	Chemicals	S+ 3.50% (7.76%)	10/2/2028	4,974	4,981	4,976	1.3%
Arches Buyer, Inc. (b)	Publishing	S+ 3.25% (7.51%)	12/6/2027	5,930	5,840	5,933	1.5%
Arcline FM Holdings, LLC (f)	Industrials	S+ 3.50% (7.58%)	6/24/2030	4,988	4,975	4,984	1.3%
Artera Services, LLC (b)	Utilities	S+ 4.50% (8.50%)	2/18/2031	5,534	5,503	4,930	1.3%
Ascend Learning, LLC (f)	Education	S+ 3.00% (7.16%)	12/11/2028	3,985	3,975	3,979	1.0%
Ascensus Group Holdings, Inc. (b)	Business Services	S+ 3.00% (7.16%)	8/2/2028	7,485	7,480	7,473	1.9%
Athenahealth Group, Inc. (b)	Healthcare	S+ 2.75% (6.91%)	2/15/2029	9,950	9,832	9,925	2.6%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (8.56%)	2/15/2029	4,838	4,825	3,572	0.9%
Avalara, Inc. (f)	Software/Services	S+ 3.25% (7.25%)	3/26/2032	5,985	5,956	5,983	1.5%
Avaya Holdings Corp.	Technology	S+ 7.50% (11.66%)	8/1/2028	2,528	2,497	2,211	0.6%
Baldwin Insurance Group Holdings, LLC (b)	Financials	S+ 2.50% ( 6.64%)	5/26/2031	3,485	3,478	3,482	0.9%
Beach Acquisition Bidco, LLC (f)	Consumer	S+ 3.25% (7.31%)	9/13/2032	1,450	1,446	1,456	0.4%
Bella Holding Co., LLC (b)	Healthcare	S+ 3.00% (7.16%)	5/10/2028	8,047	8,025	8,053	2.1%
Belron Finance 2019, LLC (b)	Transportation	S+ 2.50% (6.74%)	10/16/2031	5,742	5,731	5,767	1.5%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 4.00% (8.16%)	3/12/2029	4,938	4,881	4,952	1.3%
Blackstone CQP Holdco, LP (b)	Industrials	S+ 2.00% (6.00%)	12/31/2030	4,928	4,932	4,927	1.3%
Brown Group Holding, LLC (b)	Other	S+ 2.75% (7.06%)	7/1/2031	2,968	2,968	2,973	0.8%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	3,000	2,932	2,914	0.8%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.25% (6.41%)	2/6/2031	4,962	4,958	4,946	1.3%
Camelot Return Merger Sub, Inc.	Industrials	8.75%	8/1/2028	1,377	1,228	1,332	0.3%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (8.26%)	3/25/2031	6,206	6,180	6,162	1.6%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

September 30, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Media/Entertainment	S+ 3.75% (7.75%)	3/8/2030	$7,358	$7,323	$7,032	1.8%
Citadel Securities, LP (b)	Financials	S+ 2.00% (6.16%)	10/31/2031	4,422	4,421	4,429	1.1%
Clarios Global, LP (b)	Transportation	S+ 2.75% (6.91%)	1/28/2032	10,000	9,992	9,997	2.6%
Clover Holding 2, LLC (b)	Software/Services	S+ 3.75% (7.94%)	12/9/2031	5,237	5,190	5,235	1.3%
CNT Holdings I Corp. (b) (f)	Consumer	S+ 2.25% (6.56%)	11/8/2032	6,046	6,048	6,041	1.6%
Compass Power Generation, LLC (b)	Utilities	S+ 3.25% (7.57%)	4/16/2029	6,560	6,480	6,596	1.7%
Connect Finco SARL (f)	Telecom	S+ 3.50% (7.66%)	12/11/2026	2,175	2,176	2,169	0.6%
Connectwise, LLC (b) (f)	Software/Services	S+ 3.50% (7.76%)	9/29/2028	12,661	12,637	12,674	3.3%
Conservice Midco, LLC (b)	Business Services	S+ 2.75% (6.91%)	5/13/2030	7,432	7,432	7,447	1.9%
Corelogic, Inc.	Business Services	4.50%	5/1/2028	2,000	1,841	1,938	0.5%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (7.78%)	6/2/2028	8,905	8,872	8,897	2.3%
Cornerstone Building Brands, Inc. (b) (f)	Industrials	S+ 5.63% (9.78%)	8/1/2028	3,573	3,595	3,424	0.9%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.03%)	3/26/2032	4,738	4,693	4,647	1.2%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.03%)	5/1/2031	9,851	9,814	9,666	2.5%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.00% (8.00%)	4/9/2031	2,316	2,306	2,298	0.6%
Crown Finance US, Inc. (b)	Media/Entertainment	S+ 4.50% (8.78%)	12/2/2031	4,963	4,919	4,948	1.3%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (9.57%)	8/2/2027	196	194	196	0.1%
Edgewater Generation, LLC (b)	Utilities	S+ 3.00% (7.16%)	8/1/2030	6,981	6,923	6,990	1.8%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (9.17%)	5/17/2029	3,737	3,678	3,737	1.0%
Emerald Borrower, LP (b) (f)	Industrials	S+ 2.25% (6.12%)	8/4/2031	2,299	2,296	2,288	0.6%
Ensemble RCM, LLC (b) (f)	Healthcare	S+ 3.00% (7.31%)	8/1/2029	13,345	13,269	13,373	3.4%
Entain, PLC (f)	Gaming/Lodging	S+ 2.25% (6.25%)	7/30/2032	4,800	4,800	4,791	1.2%
Entain, PLC (b) (f)	Gaming/Lodging	S+ 2.25% (6.37%)	10/31/2029	3,467	3,463	3,463	0.9%
Epicor Software Corp. (b)	Software/Services	S+ 2.50% (6.66%)	5/30/2031	6,085	6,055	6,090	1.6%
Examworks Bidco, Inc. (b)	Healthcare	S+ 2.75% (6.91%)	11/1/2028	1,092	1,080	1,093	0.3%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 2.75% (6.91%)	2/12/2031	2,469	2,469	2,462	0.6%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 5.25% (9.25%)	12/15/2028	2,978	2,953	2,955	0.8%
First Advantage Holdings, LLC (b)	Business Services	S+ 2.75% (6.91%)	10/31/2031	4,406	4,388	4,289	1.1%
First Brands Group, LLC	Consumer	S+ 5.00% (9.57%)	3/30/2027	8,909	8,573	3,831	1.0%
Fitness International, LLC (b)	Consumer	S+ 4.50% (8.66%)	2/12/2029	9,850	9,636	9,889	2.5%
FNZ Group Entities, Ltd. (b)	Financials	S+ 5.00% (9.32%)	11/5/2031	4,975	4,894	3,980	1.0%
Focus Financial Partners, LLC (f)	Financials	S+ 2.75% (6.91%)	9/15/2031	6,948	6,937	6,948	1.8%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (8.90%)	12/29/2028	2,205	2,192	2,215	0.6%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (12.10%)	6/30/2027	650	637	650	0.2%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (8.31%)	1/29/2031	7,760	7,719	7,770	2.0%
Freeport LNG Investments, LLLP (f)	Energy	S+ 3.00% (7.59%)	11/17/2026	4,877	4,862	4,874	1.3%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 5.75% (10.06%) 3.75% PIK	7/31/2030	4,774	4,374	4,324	1.1%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.51%)	8/18/2028	4,534	4,516	4,234	1.1%
Geosyntec Consultants, Inc. (b)	Business Services	S+ 3.00% (7.17%)	7/31/2031	9,204	9,167	9,204	2.4%
Global Medical Response, Inc. (b)	Healthcare	S+ 3.50% (7.63%)	10/1/2032	9,966	9,836	9,966	2.6%
Golden State Foods, LLC (b)	Food & Beverage	S+ 4.00% (8.00%)	12/4/2031	6,435	6,393	6,442	1.7%
Gulfside Supply, Inc. (b)	Industrials	S+ 3.00% (7.00%)	6/17/2031	4,630	4,630	4,630	1.2%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 2.50% (6.66%)	5/30/2031	6,669	6,657	6,683	1.7%
HelpSystems Holdings, Inc. (b)	Software/Services	S+ 3.75% (8.16%)	11/19/2026	7,233	6,739	6,811	1.8%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.15%)	3/18/2030	7,737	7,696	7,748	2.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

September 30, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Hunter Douglas, Inc. (f)	Consumer	S+ 3.25% (7.25%)	1/16/2032	$4,495	$4,482	$4,495	1.2%
Icon Parent I, Inc. (b)	Software/Services	S+ 2.75% (6.75%)	11/13/2031	4,988	4,968	4,979	1.3%
IDERA, Inc. (f)	Technology	S+ 3.50% (7.80%)	3/2/2028	4,962	4,965	4,329	1.1%
ION Platform Finance US, Inc. (f)	Technology	S+ 3.75% (7.69%)	9/30/2032	4,063	4,022	4,022	1.0%
Jane Street Group, LLC (b) (f)	Financials	S+ 2.00% (6.20%)	12/15/2031	10,105	10,091	10,021	2.6%
JSG II, Inc. (f)	Industrials	S+ 4.50% (8.92%)	6/28/2026	397	393	397	0.1%
Jump Financial, LLC (b)	Financials	S+ 3.50% (7.50%)	2/26/2032	7,250	7,186	7,286	1.9%
Kaman Corp. (b)	Industrials	S+ 2.50% (6.70%)	2/26/2032	6,214	6,209	6,191	1.6%
Kaman Corp. (b) (d)	Industrials	S+ 2.50% (6.83%)	2/26/2032	56	56	54	0.0%
Kaseya, Inc. (b)	Software/Services	S+ 3.25% (7.41%)	3/22/2032	3,781	3,763	3,784	1.0%
Kingpin Intermediate Holdings, LLC	Consumer	7.25%	10/15/2032	5,000	4,893	4,750	1.2%
Kingpin Intermediate Holdings, LLC (f)	Consumer	S+ 3.25% (7.39%)	9/22/2032	7,500	7,444	7,280	1.9%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (9.26%)	10/30/2028	4,923	4,883	4,025	1.0%
LaserShip, Inc. (b)	Transportation	S+ 5.50% (9.76%) 4.00% PIK	8/10/2029	3,901	3,347	2,786	0.7%
LifePoint Health, Inc. (b)	Healthcare	S+ 3.75% (8.07%)	5/19/2031	4,811	4,727	4,799	1.2%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (9.00%)	10/3/2030	4,925	4,735	4,796	1.2%
Merlin Buyer, Inc. (f)	Industrials	S+ 4.00% (8.00%)	12/13/2028	1,111	1,108	1,114	0.3%
Mermaid Bidco Inc (b)	Business Services	S+ 3.25% (7.57%)	7/3/2031	7,480	7,463	7,464	1.9%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (8.25%)	5/3/2028	7,381	7,186	7,089	1.8%
Michael Baker International, LLC (b)	Industrials	S+ 4.00% (8.31%)	12/1/2028	3,218	3,203	3,223	0.8%
Monogram Food Solutions, LLC (f)	Food & Beverage	S+ 4.00% (8.28%)	8/28/2028	2,093	2,027	2,098	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 3.75% (8.06%)	12/31/2030	93	92	93	0.0%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.60% (9.17%)	12/31/2030	771	763	707	0.2%
Nexus Buyer, LLC (b)	Financials	S+ 3.50% (7.66%)	7/31/2031	4,975	4,956	4,961	1.3%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.50%)	4/3/2028	2,209	2,197	2,211	0.6%
Omnia Partners, LLC (f)	Business Services	S+ 2.50% (6.81%)	7/25/2030	6,167	6,136	6,166	1.6%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (8.25%)	4/30/2029	3,417	3,397	3,185	0.8%
Peer Holding III B.V. (b)	Retail	S+ 2.50% (6.50%)	7/1/2031	5,955	5,955	5,956	1.5%
Peraton Corp. (b)	Business Services	S+ 3.75% (8.01%)	2/1/2028	4,868	4,851	4,097	1.1%
PetSmart, LLC (f)	Retail	S+ 4.00% (8.14%)	8/18/2032	2,455	2,455	2,417	0.6%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (8.24%)	9/20/2028	9,656	9,656	7,097	1.8%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (7.28%)	3/31/2028	9,458	9,055	9,248	2.4%
Power Stop, LLC (f)	Transportation	S+ 4.75% (9.16%)	1/26/2029	2,734	2,717	2,334	0.6%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	6,600	6,485	6,489	1.7%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (8.16%)	2/1/2029	6,678	6,664	6,720	1.7%
Pretzel Parent, Inc. (b)	Media/Entertainment	S+ 4.50% (8.66%)	10/1/2031	3,483	3,436	3,474	0.9%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (7.16%)	8/31/2028	6,633	6,606	6,650	1.7%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (8.91%)	3/15/2030	2,873	2,839	2,844	0.7%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (6.41%)	4/14/2031	6,017	6,007	6,014	1.5%
Quikrete Holdings, Inc. (b)	Industrials	S+ 2.25% (6.41%)	2/10/2032	2,537	2,532	2,536	0.7%
Radiology Partners, Inc. (b)	Healthcare	S+ 4.50% (8.50%)	6/30/2032	11,110	11,001	11,073	2.9%
Raven Acquisition Holdings, LLC (b)	Healthcare	S+ 3.00% (7.16%)	11/19/2031	9,751	9,693	9,745	2.5%
Raven Acquisition Holdings, LLC (b) (d)	Healthcare	S+ 3.00%	11/19/2031	—	(4)	—	—%
Recess Holdings, Inc. (b)	Consumer	S+ 3.75% (8.07%)	2/21/2030	7,357	7,301	7,378	1.9%
Red Planet Borrower, LLC (b)	Media/Entertainment	S+ 4.00% (8.16%)	9/8/2032	7,500	7,426	7,288	1.9%
Renaissance Holdings Corp. (f)	Software/Services	S+ 4.00% (8.16%)	4/5/2030	4,159	4,080	3,591	0.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

September 30, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Rithum Holdings, Inc. (b)	Technology	S+ 4.75% (8.75%)	7/21/2032	$5,000	$4,901	$4,984	1.3%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 2.75% (6.75%)	11/22/2029	4,959	4,886	4,963	1.3%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 6.50% (10.81%) 1.50% PIK	5/28/2027	5,821	5,728	5,566	1.4%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (8.78%)	12/20/2027	9,821	9,819	9,845	2.5%
Ryan Specialty Group, LLC (b)	Financials	S+ 2.00% (6.16%)	9/15/2031	1,987	1,983	1,987	0.5%
S&S Holdings, LLC (b)	Consumer	S+ 5.00% (9.27%)	3/13/2028	6,685	6,594	6,653	1.7%
Safety Products/JHC Acquisition Corp. (f)	Industrials	S+ 4.50% (8.92%)	6/28/2026	7,350	7,280	7,341	1.9%
Saks Global Enterprises, LLC	Consumer	11.00%	12/15/2029	90	64	32	0.0%
Saks Global Enterprises, LLC	Consumer	11.00%	12/15/2029	2,400	2,411	1,224	0.3%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 2.50% (6.66%)	7/31/2031	7,236	7,223	7,225	1.9%
SGUS, LLC	Consumer	11.00%	12/15/2029	1,028	1,329	968	0.2%
Sharp Services, LLC (f)	Healthcare	S+ 3.00% (6.99%)	9/29/2032	3,016	3,001	3,016	0.8%
Smyrna Ready Mix Concrete, LLC	Industrials	6.00%	11/1/2028	2,000	1,947	1,999	0.5%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (10.78%)	5/18/2028	1,847	1,578	1,828	0.5%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (10.78%) 5.50% PIK	8/18/2028	10,612	10,463	3,184	0.8%
Sotera Health Holdings, LLC (b)	Healthcare	S+ 2.50% (6.66%)	5/30/2031	9,428	9,391	9,432	2.4%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (8.01%)	10/16/2028	2,939	2,933	2,826	0.7%
Staples, Inc. (f)	Business Services	S+ 5.75% (10.05%)	9/4/2029	4,961	4,805	4,695	1.2%
Starlight Parent, LLC (b)	Software/Services	S+ 4.00% (8.03%)	4/16/2032	7,500	7,286	7,350	1.9%
Stonepeak Nile Parent, LLC (b)	Transportation	S+ 2.75% (7.08%)	4/9/2032	4,375	4,365	4,372	1.1%
Tecta America Corp. (b)	Industrials	S+ 3.00% (7.16%)	2/18/2032	5,483	5,471	5,499	1.4%
TransDigm, Inc. (f)	Industrials	S+ 2.50% (6.50%)	2/28/2031	5,910	5,899	5,906	1.5%
Traverse Midstream Partners, LLC (b) (f)	Energy	S+ 2.50% (6.81%)	2/16/2028	12,849	12,846	12,857	3.3%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 2.25% (6.25%)	3/31/2028	8,903	8,881	8,898	2.3%
Truck Hero, Inc. (b) (f)	Transportation	S+ 5.00% (9.28%)	1/31/2028	4,455	4,383	4,137	1.1%
Truck Hero, Inc. (b) (f)	Transportation	S+ 3.75% (8.03%)	1/31/2028	8,384	8,309	7,574	2.0%
UKG, Inc. (b) (f)	Technology	S+ 2.50% (6.81%)	2/10/2031	9,662	9,603	9,649	2.5%
United Airlines, Inc. (b)	Transportation	S+ 2.00% (6.20%)	2/24/2031	3,720	3,706	3,726	1.0%
University Support Services, LLC (b) (f)	Education	S+ 2.75% (6.91%)	2/12/2029	7,036	6,975	6,923	1.8%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (8.50%)	10/2/2028	6,932	6,683	6,916	1.8%
Venga Finance SARL (b)	Telecom	S+ 3.75% (8.21%)	6/29/2029	3,881	3,804	3,889	1.0%
Venture Global Calcasieu Pass, LLC	Energy	3.88%	11/1/2033	3,000	2,536	2,700	0.7%
VFH Parent, LLC (f)	Financials	S+ 2.50% (6.66%)	6/23/2031	5,000	5,000	5,000	1.3%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (8.03%)	11/20/2028	9,368	9,119	9,368	2.4%
Virgin Media Bristol, LLC (f)	Telecom	S+ 2.50% (6.77%)	1/31/2028	2,802	2,799	2,798	0.7%
WaterBridge Midstream Operating, LLC (b) (f)	Energy	S+ 4.75% (9.03%)	6/27/2029	12,780	12,559	12,784	3.3%
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.00% (8.17%)	5/10/2029	2,084	2,068	2,085	0.5%
WCG Purchaser Corp. (b)	Healthcare	S+ 3.00% (7.16%)	2/25/2032	6,484	6,454	6,427	1.7%
WestJet Loyalty, LP (b)	Transportation	S+ 3.25% (7.25%)	2/14/2031	5,713	5,667	5,716	1.5%
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (7.42%)	10/19/2029	5,294	5,270	5,293	1.4%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.92%)	8/1/2030	3,253	3,203	3,253	0.8%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

September 30, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
X Corp. (b)	Media/Entertainment	S+ 6.50% (10.96%)	10/26/2029	$9,923	$9,885	$9,726	2.5%
X Corp. (b) (f)	Media/Entertainment	9.50%	10/26/2029	7,500	7,423	7,518	1.9%
Zayo Group Holdings, Inc. (b) (f)	Telecom	S+ 3.50% (7.77%)	3/11/2030	7,464	6,967	7,233	1.9%
Subtotal Senior Secured First Lien Debt					$863,118	$841,903	217.1%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.71%)	6/11/2029	$1,943	$1,930	$1,570	0.4%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (9.41%)	10/6/2028	4,750	4,742	4,751	1.2%
Icon Parent I, Inc. (b)	Software/Services	S+ 5.00% (9.21%)	11/12/2032	5,000	4,981	5,055	1.3%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (11.20%)	3/2/2029	1,036	1,031	933	0.2%
Kaseya, Inc. (b)	Software/Services	S+ 5.00% (9.16%)	3/20/2033	696	693	696	0.2%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (14.18%)	10/11/2029	1,788	1,754	1,711	0.4%
Peraton Corp. (b)	Business Services	S+ 7.75% (12.05%)	2/1/2029	11,750	9,387	6,947	1.8%
Subtotal Senior Secured Second Lien Debt					$24,518	$21,663	5.5%

Subordinated Debt
Resideo Funding, Inc.	Consumer	4.00%	9/1/2029	$2,000	$1,910	$1,908	0.5%
Venture Global LNG, Inc.	Energy	9.00%	3/30/2074	8,000	7,336	7,915	2.0%
Subtotal Subordinated Debt					$9,246	$9,823	2.5%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (11.49%)	4/22/2034	$1,410	$1,311	$1,320	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (12.09%)	3/9/2034	1,224	1,151	758	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (13.19%)	7/20/2034	2,100	2,006	1,823	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (12.56%)	1/20/2030	2,000	1,832	991	0.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (13.33%)	4/22/2033	1,000	900	916	0.2%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (10.62%)	5/6/2030	3,000	2,804	2,573	0.7%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (13.09%)	1/18/2032	2,000	1,919	1,795	0.5%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (10.96%)	10/15/2031	2,500	2,345	2,183	0.6%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (10.28%)	4/26/2031	2,200	2,117	2,124	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (11.34%)	4/20/2033	2,000	1,927	1,904	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (12.59%)	2/20/2033	1,455	1,445	1,360	0.4%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (10.68%)	7/25/2030	2,400	2,181	1,816	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (10.37%)	10/26/2031	1,000	929	816	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (11.53%)	7/16/2032	3,000	2,830	2,891	0.7%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

September 30, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (12.14%)	7/19/2034	$3,000	$2,929	$2,567	0.7%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (11.73%)	4/15/2034	3,000	2,932	2,722	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (12.45%)	1/15/2031	3,000	2,648	537	0.1%
Subtotal Collateralized Securities					$34,206	$29,096	7.6%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$969	0.2%
Avaya Holdings Corp.	Technology			17	244	190	0.0%
Gordian Medical, Inc.	Healthcare			415	7,448	7,316	1.9%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
PG&E Corp.	Utilities	6.00%	12/1/2027	230	10,683	9,040	2.3%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.3%
Subtotal Equity/Other					$20,905	$18,506	4.7%

TOTAL INVESTMENTS					$951,993	$920,991	237.4%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members' capital as of September 30, 2025.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.2 million of unfunded commitments to portfolio companies as of September 30, 2025.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 2.25% (6.61%)	9/29/2031	$8,571	$8,551	$8,536	1.7%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	S+ 4.75% (9.63%)	4/20/2028	4,462	4,436	4,575	0.9%
American Builders & Contractors Supply Co., Inc.	Industrials	4.00%	1/15/2028	2,000	1,909	1,909	0.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 3.75% (8.11%)	2/15/2029	7,067	6,988	7,114	1.4%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,599	0.5%
Arches Buyer, Inc. (b)	Publishing	S+ 3.25% (7.71%)	12/6/2027	5,977	5,862	5,829	1.2%
Arcosa, Inc. (b)	Industrials	S+ 2.25% (6.61%)	8/15/2031	1,300	1,300	1,309	0.3%
Artera Services, LLC (b)	Utilities	S+ 4.50% (8.83%)	2/18/2031	5,576	5,540	5,519	1.1%
Ascensus Group Holdings, Inc. (b)	Business Services	S+ 3.00% (7.36%)	8/2/2028	7,545	7,538	7,601	1.5%
Astoria Energy, LLC (f)	Utilities	S+ 3.25% (7.61%)	12/10/2027	1,723	1,723	1,733	0.3%
Asurion, LLC (b)	Business Services	S+ 3.25% (7.72%)	12/23/2026	4,016	3,986	4,012	0.8%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.25% (7.61%)	2/15/2029	12,690	12,641	12,704	2.4%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (8.73%)	2/15/2029	4,875	4,858	3,739	0.7%
Avaya Holdings Corp.	Technology	S+ 7.50% (11.86%)	8/1/2028	2,546	2,507	2,149	0.4%
Baldwin Insurance Group Holdings, LLC (b)	Financials	S+ 3.25% (7.61%)	5/26/2031	3,511	3,503	3,526	0.7%
Bally's Corp. (b) (f)	Gaming/Lodging	S+ 3.25% (8.14%)	10/2/2028	3,701	3,675	3,492	0.7%
Bella Holding Co., LLC (b) (f)	Healthcare	S+ 3.75% (8.21%)	5/10/2028	8,107	8,078	8,149	1.6%
Belron Finance 2019, LLC (b)	Transportation	S+ 2.75% (7.27%)	10/16/2031	5,786	5,771	5,833	1.2%
Berlin Packaging, LLC (f)	Paper & Packaging	S+ 3.50% (7.83%)	6/9/2031	3,032	3,026	3,048	0.6%
Blackhawk Network Holdings, Inc. (b)	Consumer	S+ 5.00% (9.36%)	3/12/2029	4,975	4,887	5,030	1.0%
Blackstone CQP Holdco, LP (b) (f)	Industrials	S+ 2.00% (6.33%)	12/31/2030	12,355	12,361	12,367	2.4%
Broadstreet Partners, Inc. (f)	Financials	S+ 3.00% (7.36%)	6/16/2031	1,851	1,849	1,855	0.4%
Brown Group Holding, LLC (b)	Other	S+ 2.50% (7.09%)	7/1/2031	2,993	2,993	2,999	0.6%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	3,000	2,908	2,815	0.6%
Caesars Entertainment, Inc. (b)	Gaming/Lodging	S+ 2.25% (6.61%)	2/6/2031	8,739	8,725	8,742	1.7%
Calpine Construction Finance Co., LP (f)	Utilities	S+ 2.00% (6.36%)	7/31/2030	2,494	2,499	2,486	0.5%
CCI Buyer, Inc. (b)	Telecom	S+ 4.00% (8.33%)	12/17/2027	7,423	7,379	7,420	1.5%
CD&R Hydra Buyer, Inc. (b)	Industrials	S+ 4.00% (8.46%)	3/25/2031	6,253	6,223	6,265	1.3%
Charter Communications Operating, LLC	Cable	2.25%	1/15/2029	400	359	352	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Media/Entertainment	S+ 3.75% (8.08%)	3/8/2030	7,414	7,374	7,284	1.5%
Citadel Securities, LP (b)	Financials	S+ 2.00% (6.33%)	10/31/2031	4,455	4,452	4,465	0.9%
Clover Holding 2, LLC (b)	Software/Services	S+ 4.00% (8.30%)	12/9/2031	5,250	5,198	5,303	1.1%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.09%)	11/8/2027	3,370	3,370	3,388	0.7%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (8.80%)	12/29/2027	4,948	4,948	4,684	0.9%
Compass Power Generation, LLC (b)	Utilities	S+ 3.75% (8.11%)	4/16/2029	7,246	7,141	7,290	1.5%
Connect Finco SARL (f)	Telecom	S+ 3.50% (7.86%)	12/11/2026	2,175	2,178	2,148	0.4%
Connectwise, LLC (b) (f)	Software/Services	S+ 3.50% (8.09%)	9/29/2028	12,759	12,730	12,826	2.5%
Conservice Midco, LLC (b)	Business Services	S+ 3.50% (7.86%)	5/13/2027	7,469	7,469	7,516	1.5%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (7.97%)	6/2/2028	6,965	6,928	6,867	1.4%
Cornerstone Building Brands, Inc. (f)	Industrials	S+ 4.50% (8.90%)	5/15/2031	1,377	1,370	1,322	0.3%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 5.63% (10.02%)	8/1/2028	3,306	3,368	3,239	0.6%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.30%)	5/1/2031	9,925	9,880	9,969	2.0%
CPV Shore Holdings, LLC (b)	Utilities	S+ 3.75% (8.53%)	12/29/2025	2,000	1,988	1,978	0.4%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.00% (8.43%)	4/9/2031	2,333	2,322	2,336	0.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Crown Finance US, Inc. (b)	Media/Entertainment	S+ 5.25% (9.80%)	12/2/2031	$5,000	$4,950	$4,994	1.0%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (9.85%)	8/2/2027	1,793	1,780	1,796	0.4%
Division Holding Corp. (b)	Business Services	S+ 4.75% (9.22%)	5/26/2028	7,892	7,892	7,892	1.6%
Edgewater Generation, LLC (b)	Utilities	S+ 4.25% (8.61%)	8/1/2030	7,308	7,237	7,403	1.5%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (9.36%)	5/17/2029	4,127	4,052	4,127	0.8%
Electron Bidco, Inc. (b)	Healthcare	S+ 2.75% (7.11%)	11/1/2028	2,500	2,500	2,507	0.5%
Emerald Borrower, LP (b) (f)	Industrials	S+ 2.50% (6.83%)	8/4/2031	5,317	5,308	5,332	1.1%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (7.59%)	8/1/2029	9,269	9,201	9,328	1.9%
Entain, PLC (b) (f)	Gaming/Lodging	S+ 2.75% (7.08%)	10/31/2029	3,485	3,478	3,492	0.7%
Epicor Software Corp. (b) (f)	Software/Services	S+ 2.75% (7.11%)	5/30/2031	4,008	4,001	4,033	0.8%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 3.25% (7.61%)	2/12/2031	2,488	2,487	2,487	0.5%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 4.00% (8.30%)	12/15/2028	2,000	1,920	1,975	0.4%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 5.25% (9.63%)	12/18/2028	3,000	2,970	2,960	0.6%
First Advantage Holdings, LLC (b)	Business Services	S+ 3.25% (7.61%)	10/31/2031	4,500	4,477	4,544	0.9%
First Brands Group, LLC (b) (f)	Consumer	S+ 5.00% (9.85%)	3/30/2027	5,940	5,891	5,563	1.1%
Fitness International, LLC (b)	Consumer	S+ 5.25% (9.71%)	2/12/2029	9,925	9,669	9,975	2.0%
FNZ Group Entities, Ltd. (b)	Financials	S+ 5.00% (9.55%)	11/5/2031	5,000	4,913	4,869	1.0%
Focus Financial Partners, LLC (d) (f)	Financials	S+ 3.25%	9/11/2031	—	—	7	0.0%
Focus Financial Partners, LLC (f)	Financials	S+ 3.25% (7.61%)	9/11/2031	8,127	8,107	8,195	1.6%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (9.23%)	12/29/2028	2,385	2,369	2,407	0.5%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (12.43%)	6/30/2027	656	639	656	0.1%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (8.59%)	1/29/2031	12,319	12,232	12,108	2.4%
Freeport LNG Investments, LLLP (b)	Energy	S+ 3.00% (7.88%)	11/17/2026	5,838	5,806	5,826	1.2%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (9.34%)	4/30/2029	7,740	7,043	6,850	1.4%
Genesys Cloud Services Holdings I, LLC (b)	Software/Services	S+ 3.00% (7.36%)	12/1/2027	4,791	4,735	4,827	1.0%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.84%)	8/18/2028	4,566	4,544	4,568	0.9%
Geosyntec Consultants, Inc. (b)	Business Services	S+ 3.75% (8.11%)	7/31/2031	9,250	9,205	9,308	1.9%
GFL Environmental, Inc.	Business Services	3.50%	9/1/2028	2,000	1,896	1,883	0.4%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 2.50% (7.09%)	10/4/2030	1,242	1,237	1,248	0.2%
Global Medical Response, Inc. (b)	Healthcare	S+ 6.25% (10.61%) 0.75% PIK	10/31/2028	9,970	9,817	9,989	2.0%
Golden State Foods, LLC (b)	Food & Beverage	S+ 4.25% (8.58%)	10/7/2031	6,500	6,451	6,551	1.3%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (10.59%)	11/12/2026	7,424	7,108	7,451	1.5%
Gulfside Supply, Inc. (b)	Industrials	S+ 3.00% (7.33%)	6/17/2031	4,728	4,728	4,744	0.9%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (6.93%)	3/29/2027	4,825	4,825	4,836	1.0%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 3.75% (8.11%)	5/30/2031	6,990	6,974	7,030	1.4%
HelpSystems Holdings, Inc. (b)	Software/Services	S+ 4.00% (8.69%)	11/19/2026	7,291	6,501	6,404	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.48%)	3/18/2030	5,283	5,243	5,296	1.1%
Hunter Douglas, Inc. (b) (f)	Consumer	S+ 3.50% (8.02%)	2/25/2029	4,969	4,953	4,957	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 3.00% (7.52%)	11/13/2031	5,000	4,975	5,014	1.0%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (8.34%)	12/29/2027	5,012	5,007	4,471	0.9%
IDERA, Inc. (f)	Technology	S+ 3.50% (8.07%)	3/2/2028	6,790	6,793	6,656	1.3%
IXS Holdings, Inc. (b) (f)	Transportation	S+ 4.25% (8.68%)	3/5/2027	7,447	7,233	7,166	1.4%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (9.22%)	10/4/2028	3,874	3,863	3,881	0.8%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,703	6,544	1.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Jane Street Group, LLC (b)	Financials	S+ 2.00% (6.40%)	12/15/2031	$6,164	$6,149	$6,137	1.2%
Jazz Securities, DAC	Healthcare	4.38%	1/15/2029	1,000	937	943	0.2%
Johnstone Supply, LLC (f)	Industrials	S+ 2.50% (6.88%)	6/9/2031	981	979	984	0.2%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.09%)	8/7/2028	7,269	7,193	7,232	1.4%
Kuehg Corp. (f)	Education	S+ 3.25% (7.84%)	6/12/2030	3,094	2,981	3,122	0.6%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (9.46%)	10/30/2028	4,962	4,912	4,787	1.0%
Lakeshore Learning Materials, LLC (f)	Retail	S+ 3.50% (7.97%)	9/29/2028	4,949	4,949	4,862	1.0%
LaserShip, Inc. (b)	Transportation	S+ 4.50% (9.28%)	8/10/2029	3,775	3,135	2,850	0.6%
LBM Acquisition, LLC (b) (f)	Industrials	S+ 3.75% (8.21%)	12/17/2027	4,974	4,965	4,982	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	4,000	3,934	3,830	0.8%
LifePoint Health, Inc. (b)	Healthcare	S+ 3.75% (8.41%)	5/19/2031	4,848	4,753	4,861	1.0%
Lightning Power, LLC (b)	Utilities	S+ 3.25% (7.58%)	8/18/2031	4,489	4,445	4,534	0.9%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	15,866	15,019	16,025	3.1%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	897	850	906	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (9.44%)	3/20/2028	9,933	9,906	9,933	2.0%
Luxembourg Investment Co., 428 SARL	Chemicals	S+ 7.00% (11.74%)	1/3/2029	3,686	3,660	51	0.0%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,990	1,893	0.4%
Magnite, Inc. (b)	Technology	S+ 3.75% (8.11%)	2/6/2031	4,975	4,930	5,031	1.0%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (9.36%)	10/3/2030	4,963	4,748	4,822	1.0%
Medline Borrower, LP (f)	Healthcare	S+ 2.25% (6.61%)	10/23/2028	3,990	3,990	4,001	0.8%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (8.82%)	5/3/2028	4,432	4,358	4,432	0.9%
Michael Baker International, LLC (b)	Industrials	S+ 4.75% (9.11%)	12/1/2028	3,243	3,223	3,253	0.6%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.03%)	9/1/2028	868	858	735	0.1%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (8.36%)	5/6/2026	5,299	5,295	5,201	1.0%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (8.18%)	3/2/2028	94	93	93	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (8.21%)	3/2/2028	2,373	2,366	2,349	0.5%
Nexus Buyer, LLC (b)	Financials	S+ 4.00% (8.36%)	7/31/2031	7,156	7,121	7,173	1.4%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.66%)	4/3/2028	2,247	2,231	2,261	0.5%
Omnia Partners, LLC (f)	Business Services	S+ 2.75% (7.37%)	7/25/2030	6,214	6,177	6,240	1.2%
OneDigital Borrower, LLC (f)	Financials	S+ 3.25% (7.61%)	7/2/2031	6,841	6,808	6,849	1.4%
Osaic Holdings, Inc. (f)	Financials	S+ 3.50% (7.86%)	8/17/2028	5,491	5,448	5,506	1.1%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (8.50%)	4/30/2029	4,943	4,895	4,884	1.0%
Peer Holding III B.V. (b)	Retail	S+ 3.00% (7.33%)	7/1/2031	6,000	6,000	6,024	1.2%
Peraton Corp. (b)	Industrials	S+ 3.75% (8.21%)	2/1/2028	4,907	4,884	4,557	0.9%
PetSmart, LLC (f)	Retail	S+ 3.75% (8.21%)	2/11/2028	2,474	2,473	2,462	0.5%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (8.52%)	9/20/2028	9,730	9,730	8,838	1.7%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (7.85%)	3/31/2028	7,442	7,126	6,944	1.4%
Power Stop, LLC (f)	Transportation	S+ 4.75% (9.36%)	1/26/2029	3,149	3,125	2,986	0.6%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	8,600	8,281	8,284	1.7%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (8.36%)	7/31/2026	6,729	6,707	6,763	1.4%
Pretzel Parent, Inc. (b)	Media/Entertainment	S+ 4.50% (8.86%)	10/1/2031	3,500	3,449	3,522	0.7%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (7.36%)	8/31/2028	6,309	6,272	6,335	1.3%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (9.11%)	3/15/2030	4,764	4,700	4,766	1.0%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (6.61%)	3/19/2029	1,734	1,734	1,732	0.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.50% (6.86%)	4/14/2031	6,063	6,048	6,056	1.2%
Radar Bidco SARL (b)	Transportation	S+ 3.75% (8.34%)	4/4/2031	1,407	1,400	1,422	0.3%
Radiology Partners, Inc. (b) (f)	Healthcare	S+ 5.00% (9.78%) 1.50% PIK	1/31/2029	10,493	9,984	10,345	2.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Raven Acquisition Holdings, LLC (b) (d)	Healthcare	S+ 3.25%	11/19/2031	$—	$(3)	$1	0.0%
Raven Acquisition Holdings, LLC (b)	Healthcare	S+ 3.25% (7.61%)	11/19/2031	7,933	7,894	7,946	1.6%
Recess Holdings, Inc. (b)	Consumer	S+ 4.50% (9.09%)	2/20/2030	12,412	12,281	12,517	2.4%
Renaissance Holdings Corp. (f)	Software/Services	S+ 4.00% (8.36%)	4/5/2030	1,975	1,974	1,969	0.4%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.09%)	4/30/2027	2,433	2,433	2,433	0.5%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	8,683	8,209	8,564	1.7%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	766	725	756	0.2%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 2.75% (7.08%)	11/22/2029	7,496	7,340	7,509	1.5%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 6.50% (11.09%) 1.50% PIK	5/28/2027	5,828	5,692	5,544	1.1%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (8.97%)	12/20/2027	9,898	9,896	9,823	1.9%
Ryan Specialty Group, LLC (b)	Financials	S+ 2.25% (6.61%)	9/15/2031	2,002	1,997	2,007	0.4%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (9.46%)	3/13/2028	6,738	6,621	6,717	1.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (8.96%)	6/28/2026	399	390	399	0.1%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (8.96%)	6/28/2026	7,389	7,255	7,389	1.5%
Saks Global Enterprises, LLC	Consumer	11.00%	12/15/2029	3,000	3,000	2,885	0.6%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 3.00% (7.59%)	7/31/2031	7,291	7,273	7,327	1.5%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (11.34%) 4.25% PIK	5/10/2027	5,175	5,113	5,097	1.0%
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	4/30/2024	650	645	650	0.1%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (11.50%)	5/18/2028	1,856	1,612	1,837	0.4%
Sonrava Health Holdings, LLC (f)	Healthcare	S+ 6.50% (11.50%) 5.50% PIK	8/18/2028	10,180	10,178	6,108	1.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.25% (7.84%)	5/30/2031	9,975	9,928	9,981	2.0%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (8.21%)	10/16/2028	4,962	4,948	4,932	1.0%
Staples, Inc. (f)	Business Services	S+ 5.75% (10.18%)	9/4/2029	7,345	7,077	7,007	1.4%
Team Health Holdings, Inc. (f)	Healthcare	S+ 5.25% (9.84%)	3/2/2027	2,745	2,676	2,649	0.5%
Tecta America Corp. (f)	Industrials	S+ 4.00% (8.47%)	4/10/2028	8,772	8,760	8,803	1.8%
TransDigm, Inc. (f)	Industrials	S+ 2.50% (6.83%)	2/28/2031	5,955	5,942	5,963	1.2%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.00% (7.59%)	2/16/2028	12,849	12,841	12,898	2.5%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (7.84%)	3/31/2028	7,238	7,227	7,286	1.5%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 4.00% (8.33%)	3/31/2028	1,733	1,712	1,746	0.3%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (9.47%)	1/31/2028	1,489	1,460	1,492	0.3%
Truck Hero, Inc. (b) (f)	Transportation	S+ 3.50% (7.97%)	1/31/2028	8,450	8,353	8,180	1.6%
UKG, Inc. (b) (f)	Technology	S+ 3.00% (7.62%)	2/10/2031	9,711	9,642	9,772	1.9%
United Airlines, Inc.	Transportation	4.38%	4/15/2026	2,000	1,958	1,966	0.4%
United Airlines, Inc. (b)	Transportation	S+ 2.00% (6.64%)	2/24/2031	3,748	3,732	3,755	0.8%
University Support Services, LLC (f)	Education	S+ 2.75% (7.11%)	2/12/2029	7,266	7,252	7,294	1.5%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (8.92%)	10/2/2028	6,986	6,682	6,942	1.4%
Venga Finance SARL (b)	Telecom	S+ 4.25% (9.03%)	6/28/2029	3,910	3,820	3,925	0.8%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (8.22%)	11/20/2028	9,444	9,143	9,253	1.8%
Virgin Media Bristol, LLC (f)	Telecom	S+ 3.18% (7.72%)	3/31/2031	2,500	2,498	2,472	0.5%
VS Buyer, LLC (b)	Software/Services	S+ 2.75% (7.12%)	4/14/2031	1,067	1,065	1,074	0.2%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 4.75% (9.08%)	6/21/2029	9,975	9,885	9,921	1.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.00% (8.52%)	5/10/2029	$2,963	$2,935	$2,990	0.6%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.50% (8.09%)	3/2/2028	4,601	4,590	4,646	0.9%
Waystar Technologies, Inc. (b)	Healthcare	S+ 2.25% (6.60%)	10/22/2029	1,322	1,321	1,326	0.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 3.50% (7.86%)	1/8/2027	4,923	4,891	4,938	1.0%
WEC US Holdings, Ltd. (b)	Utilities	S+ 2.25% (6.80%)	1/27/2031	5,506	5,481	5,505	1.1%
WestJet Loyalty, LP (b)	Transportation	S+ 3.25% (7.58%)	2/14/2031	5,757	5,703	5,774	1.2%
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (7.61%)	10/19/2029	6,838	6,806	6,843	1.4%
Windsor Holdings III, LLC (f)	Chemicals	S+ 3.50% (7.86%)	8/1/2030	3,277	3,221	3,312	0.7%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 4.25% (8.61%)	3/9/2027	1,583	1,492	1,483	0.3%
Zayo Group Holdings, Inc. (b) (f)	Telecom	S+ 3.00% (7.47%)	3/9/2027	8,409	7,524	7,859	1.6%
Zelis Cost Management Buyer, Inc. (f)	Healthcare	S+ 2.75% (7.11%)	9/28/2029	1,866	1,858	1,867	0.4%
Subtotal Senior Secured First Lien Debt					$1,016,979	$1,007,810	201.3%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (12.03%)	6/11/2029	$1,943	$1,928	$1,749	0.3%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (9.61%)	10/6/2028	4,750	4,739	4,783	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 5.00% (9.52%)	11/12/2032	5,000	4,977	5,069	1.0%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (11.47%)	3/2/2029	1,036	1,029	997	0.2%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (14.51%)	10/11/2029	2,000	1,957	1,888	0.4%
Peraton Corp. (b)	Industrials	S+ 7.75% (12.36%)	2/1/2029	5,000	4,038	4,030	0.8%
Subtotal Senior Secured Second Lien Debt					$18,668	$18,516	3.7%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (11.79%)	4/22/2034	$1,410	$1,304	$1,287	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (12.38%)	3/9/2034	1,224	1,147	1,023	0.2%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (13.48%)	7/20/2034	2,100	2,001	1,823	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (11.37%)	10/15/2029	2,500	2,346	2,445	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (12.85%)	1/20/2030	2,000	1,809	1,495	0.3%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 11.35% (16.14%)	8/15/2032	2,000	1,969	1,668	0.3%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.78%)	10/23/2034	1,000	982	993	0.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (13.63%)	4/22/2033	1,000	893	898	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (12.60%)	10/20/2034	2,500	2,437	2,474	0.5%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (10.89%)	5/6/2030	3,000	2,777	2,513	0.5%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (12.50%)	7/25/2035	3,000	2,756	2,975	0.5%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (13.39%)	1/18/2032	2,000	1,914	1,768	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.30%)	10/15/2031	2,500	2,330	2,275	0.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (12.36%)	10/20/2034	$3,000	$2,874	$2,964	0.6%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (12.26%)	6/20/2034	3,000	2,933	2,959	0.5%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (10.58%)	4/26/2031	2,200	2,108	2,085	0.4%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (11.63%)	4/20/2033	2,000	1,921	1,875	0.4%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (12.58%)	10/15/2034	1,500	1,437	1,383	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (12.90%)	2/20/2033	1,455	1,443	1,412	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (11.93%)	7/20/2034	1,500	1,464	1,469	0.3%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (10.85%)	1/23/2029	4,000	3,736	3,920	0.7%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (10.99%)	7/25/2030	2,400	2,155	1,942	0.4%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (10.67%)	10/26/2031	1,000	922	787	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (11.86%)	7/16/2032	3,000	2,816	2,881	0.5%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.09%)	10/25/2034	3,000	2,951	2,931	0.6%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.26%)	7/20/2032	1,500	1,456	1,491	0.3%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (12.43%)	7/19/2034	3,000	2,925	2,806	0.6%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.07%)	4/15/2034	3,000	2,927	2,807	0.6%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (12.79%)	1/15/2031	3,000	2,612	855	0.2%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (9.44%)	7/15/2032	3,000	2,784	2,915	0.6%
Subtotal Collateralized Securities					$64,129	$61,119	12.3%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$528	0.1%
Avaya Holdings Corp.	Technology			17	244	104	0.0%
Gordian Medical, Inc.	Healthcare			405	7,361	7,146	1.4%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
PG&E Corp.	Utilities	6.00%	12/1/2027	139	7,081	6,946	1.4%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.2%
Subtotal Equity/Other					$17,216	$15,715	3.1%

TOTAL INVESTMENTS					$1,116,992	$1,103,160	220.4%
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
For the period ended September 30, 2025
(Unaudited)
(f)    SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

SLF had $1.4 million of unfunded commitments to portfolio companies as of December 31, 2024.

Below is certain summarized financial information for SLF as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024:

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2025	2024
ASSETS
Investments, at fair value (amortized cost of $951,993 and $1,116,992, respectively)	$920,991	$1,103,160
Cash and other assets	28,495	48,176
Total assets	$949,486	$1,151,336

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,425 and $1,469, respectively)	$519,575	$588,531
Secured borrowings	633	4,599
Other liabilities	41,269	57,568
Total Liabilities	$561,477	$650,698

MEMBERS’ CAPITAL
Total members’ capital	$388,009	$500,638

Total liabilities and members’ capital	$949,486	$1,151,336

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Total investment income	$19,848	$26,304	$63,432	$77,193

Operating expenses:
Interest and credit facility financing expenses	8,677	10,715	26,724	31,919
Other expenses	634	617	1,848	1,836
Total expenses	9,311	11,332	28,572	33,755

Net investment income	10,537	14,971	34,860	43,438

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	(7,209)	(2,178)	(20,220)	(1,521)

Net increase (decrease) in members’ capital resulting from operations	$3,328	$12,794	$14,640	$41,917

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the nine months ended September 30, 2025 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Post Road Equipment Financing, LLC.

Selected Balance Sheet Information	As of September 30,	As of December 31,
	2025	2024
Total Assets	$1,175,121	$1,197,913
Total Liabilities	998,449	1,034,298

Selected Income Statement Information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$39,563	$34,544	$108,898	$97,199
Net income (loss)	8,877	(2,743)	12,445	7,883
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
For the period ended September 30, 2025
(Unaudited)
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
As of September 30, 2025 and December 31, 2024, $15.5 million and $15.2 million was payable to the Adviser for Management Fees, respectively.
For the three and nine months ended September 30, 2025, the Company incurred $15.5 million and $45.7 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement. For the three and nine months ended September 30, 2024, the Company incurred $14.6 million and $38.9 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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
As of September 30, 2025, $8.3 million was payable to the Adviser for the incentive fee on income. As of December 31, 2024, $9.0 million was payable to the Adviser for the incentive fee on income.
For the three and nine months ended September 30, 2025, the Company incurred $8.1 million and $25.1 million, in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the three and nine months ended September 30, 2024, the Company incurred $8.8 million and $26.8 million in incentive fees on income under the Amended and Restated Investment Advisory Agreement.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
For the three and nine months ended September 30, 2025 and 2024, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of September 30, 2025 and December 31, 2024, $2.3 million and $3.2 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For the three and nine months ended September 30, 2025, the Company incurred $0.9 million and $2.3 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company incurred $0.8 million and $2.4 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of September 30, 2025, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.4 billion and the Company’s asset coverage was 177%.
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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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

On September 9, 2025, Jupiter Funding entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which amends the JPM Credit Facility, by and among Jupiter Funding, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent. The Third Amendment allows for asset-based financing investments within Jupiter Funding.

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
The FBLC JPM Credit Facility provides for borrowings through September 15, 2026, and any amounts borrowed under the FBLC JPM Credit Facility were scheduled to mature on September 15, 2027. The FBLC JPM Credit Facility had an interest rate of SOFR plus 2.80% (subject to further increases consistent with the terms of the FBLC JPM Credit Facility), which was inclusive of an administrative agent fee. The FBLC JPM Credit Facility was subject to a non-usage fee to be 0.75%, inclusive of an administrative agent fee. The non-usage fee of 0.75% (inclusive of an administrative agent fee) applied to the first 20% of the unused balance and increases to 3.00% for any remaining unused balance. FBCC and 57th Street were permitted to submit a commitment increase request to up to $800.0 million.
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
For the period ended September 30, 2025
(Unaudited)
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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
The following table represents borrowings as of September 30, 2025:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$1,050,000	$1,016,969	$(4,526)	$1,012,443
JPM Revolver Facility	1/16/2030	780,000	299,917	(2,800)	297,117
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,669	(4,509)	394,160
Total		$2,830,000	$2,315,555	$(11,835)	$2,303,720
The following table represents borrowings as of December 31, 2024:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$800,000	$625,669	$(3,403)	$622,266
JPM Revolver Facility	12/8/2028	505,000	439,216	—	439,216
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,400	(5,144)	393,256
Total		$2,305,000	$2,063,285	$(8,547)	$2,054,738

The weighted average annualized interest cost for all facility borrowings and unsecured notes for the nine months ended September 30, 2025 and 2024 was 6.18% and 6.88%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for the nine months ended September 30, 2025 and 2024 was $2.1 billion and $1.5 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the nine months ended September 30, 2025 and 2024 was $2.4 billion and $2.0 billion, respectively.

Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2025 and December 31, 2024, the Company had no short-term borrowings outstanding. For the three and nine months ended September 30, 2025 and 2024, the Company recorded no interest expense in connection with short-term borrowings. For the three and nine months ended September 30, 2025 and 2024, the Company did not have short-term borrowings.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
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

As of September 30, 2025, the Company had no total return swaps outstanding. As of December 31, 2024, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedules of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

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

As of September 30, 2025, the Company had no secured borrowings outstanding. As of December 31, 2024, the Company had secured borrowings outstanding of $30.8 million. For the three months ended September 30, 2025, the Company recorded no interest expense. For the nine months ended September 30, 2025, the Company recorded interest expense of $0.4 million, in connection with secured borrowings. For the three and nine months ended September 30, 2024, the Company recorded interest expense of $0.5 million and $1.5 million, respectively, in connection with secured borrowings. For the nine months ended September 30, 2025 and 2024, the Company had an average outstanding balance of secured borrowings of $8.4 million and $31.3 million, respectively, and bore interest at a weighted average rate of 5.71% and 6.39%, respectively.
The following table represents interest and debt fees for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025					Nine Months Ended September 30, 2025
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$12,366	$284	$557	(3)	(4)	$33,773	$652	$1,153
JPM Revolver Facility	(5)	0.38%	6,935	164	358	(5)	0.38%	22,215	459	926
Wells Fargo Credit Facility	(6)	(7)	4,980	—	26	(6)	(7)	14,753	—	79
2026 Notes	3.25%	n/a	2,437	—	—	3.25%	n/a	7,313	—	—
2029 Notes	7.20%	n/a	7,200	306	91	7.20%	n/a	21,600	894	269
Secured borrowings	(8)	n/a	—	—	—	(8)	n/a	359	—	—
Total			$33,918	$754	$1,032			$100,013	$2,005	$2,427

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, and administrative agent fees.
(3)    From January 1, 2025 through June 29, 2025 the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.25% per annum. From June 30, 2025 to September 30, 2025, the interest rate was amended to three-month Term SOFR, plus a spread of 2.15% per annum.
(4)    From January 1, 2025 through September 30, 2025, the non-usage fee per annum was 0.55%.
(5)    From January 1, 2025 through September 30, 2025, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(6)    From January 1, 2025 through September 30, 2025, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum.
(7)    From January 1, 2025 through September 30, 2025, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.
(8)    From January 1, 2025 through March 18, 2025, the interest rate was three-month SOFR plus a spread of 2.80% per annum.
The following table represents interest and debt fees for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	S+ 2.75%	0.75%	$6,043	$139	$384	S+ 2.75%	0.75%	$18,393	$415	$1,089
Wells Fargo Credit Facility	(3)	(4)	4,914	—	115	(3)	(4)	12,996	—	324
FBLC JPM Credit Facility	(5)	(6)	6,486	—	356	(5)	(6)	17,681	—	947
JPM Revolver Facility	(7)	0.38%	4,579	—	247	(7)	0.38%	10,681	—	782
2024 Notes	4.85%	n/a	1,212	—	—	4.85%	n/a	3,341	—	10
2026 Notes	3.25%	n/a	2,437	—	—	3.25%	n/a	6,764	—	10
2029 Notes	7.20%	n/a	5,562	218	—	7.20%	n/a	8,960	351	—
Secured borrowings	(8)	n/a	474	—	—	(8)	n/a	1,502	131	—
Total			$31,707	$357	$1,102			$80,318	$897	$3,162
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
For the period ended September 30, 2025
(Unaudited)
(8) From January 1, 2024 through April 23, 2024, the interest rate was three-month SOFR plus 3.60% per annum. From April 24, 2024 through September 30, 2024, the interest rate was amended to be three-month SOFR plus 2.80% per annum.
With respect to all of the FBLC borrowings assumed by the Company, interest expense and debt fees for the period from January 24, 2024 to September 30, 2025 were recognized by the Company and included within the related debt disclosures herein. Disclosures exclude any expenses from the FBLC borrowings incurred prior to the Mergers.
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
At September 30, 2025, the Company had no secured borrowings outstanding. At December 31, 2024, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2025 and December 31, 2024, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount as of September 30, 2025	Fair Value as of September 30, 2025
JPM Credit Facility	3	$1,016,969	$1,016,969
JPM Revolver Facility	3	299,917	299,917
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	297,834
2029 Notes	3	398,669	414,428
Total		$2,315,555	$2,329,148

	Level	Carrying Amount as of December 31, 2024	Fair Value as of December 31, 2024
JPM Credit Facility	3	$625,669	$625,669
JPM Revolver Facility	3	439,216	439,216
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	291,444
2029 Notes	3	398,400	407,968
Total		$2,063,285	$2,064,297

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Note 6 - Derivatives

Interest Rate Swap

The Company may enter into interest rate swaps from time to time in an effort to mitigate its exposure to fluctuations in interest rates. Interest rate swaps are agreements in which one party pays a stream of interest payments, either fixed or floating, in exchange for another party’s stream of interest payments, either fixed or floating, on the same notional amount for a specified period of time. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation on the consolidated statements of assets and liabilities. As of September 30, 2025, there was $0.4 million of unrealized depreciation on the interest rate swap. As of September 30, 2024, there was no unrealized appreciation or depreciation on the interest rate swap given the investment was made on December 31, 2024. Realized gains or losses are recognized when contracts are settled.
As of September 30, 2025 and December 31, 2024, the interest rate swap is classified within Level 2 of the fair value hierarchy and is subject to ISDA Master Agreements or similar agreements. Refer to the consolidated schedules of investments for additional details regarding the interest rate swap.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Note 7 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2025, the Company had unfunded commitments on delayed draw term loans of $426.4 million, unfunded commitments on revolver term loans of $268.0 million, and unfunded commitments on term loans of $0.0 million. As of December 31, 2024, the Company had unfunded commitments on delayed draw term loans of $241.0 million, unfunded commitments on revolver term loans of $207.9 million, and unfunded commitments on term loans of $0.6 million. The Company maintains sufficient cash on hand, and available borrowings to fund such unfunded commitments.
As of September 30, 2025, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Accel International Holdings, LLC	Senior Secured First Lien Debt	Revolver	$4,762	$4,762
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,797	1,540
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Delayed Draw	6,778	6,778
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Revolver	7,906	7,341
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	107
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	5,254	2,003
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	3,233
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,851	3,851
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	6,601	5,501
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,898	10,898
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,107	4,107
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,284	3,284
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,323	3,323
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	22,847
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,694	292
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	208	208
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,933	4,680
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,715
CCI Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,051	3,051
Cliffwater, LLC	Senior Secured First Lien Debt	Revolver	2,881	2,881
Coalesce Merlin Purchases, LLC	Senior Secured First Lien Debt	Delayed Draw	9,773	9,773
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Revolver	4,885	4,885
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Coronis Health I, LLC	Senior Secured First Lien Debt	Delayed Draw	1,330	798
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	$13,290	$13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
FloWorks International, LLC	Senior Secured First Lien Debt	Delayed Draw	4,958	4,958
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,509	3,779
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,622
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	3,509	3,509
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	5,262	5,262
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,717	31,239
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	1,094
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	8,685	8,685
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	4,479
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	6,485
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,424	9,981
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	5,470
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	785
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	100,000	100,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	32,239	6,364
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	5,483
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	15,349	13,467
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	1,981
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	12,009
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	2,706
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	5	5
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	810
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	9,055	7,896
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	1,811	1,811
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	$4,032	$4,032
PlayPower, Inc.	Senior Secured First Lien Debt	Revolver	2,617	2,617
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	35,000	1,000
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	20,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,163
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Delayed Draw	17,300	17,300
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Revolver	2,306	2,306
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,510	4,510
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	3,714
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	6,743	6,743
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	6,873
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,486
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,865
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,598	9,664
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,391	3,391
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,488	2,488
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,663	33
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,134	8,692
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	$6,356	$4,370
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	15,979	10,982
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$812,417	$694,438
As of December 31, 2024, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,643
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,951	265
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	16
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	4,574	648
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,480	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,864
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,898	10,898
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	6,020	6,020
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	22,847
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,695	1,695
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Capstone Logistics	Senior Secured First Lien Debt	Delayed Draw	208	208
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,939	5,939
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,376
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,262	2,262
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FloWorks International, LLC	Senior Secured First Lien Debt	Delayed Draw	4,958	4,958
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,431
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	3,046
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Delayed Draw	1,970	1,970
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Revolver	1,050	919

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
HealthEdge Software, Inc.	Senior Secured First Lien Debt	Revolver	$2,870	$2,870
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,811	1,162
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	77
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	213
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,429	11,429
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	2,028	203
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	1,761	1,761
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	925
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,377	6,932
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	3,384
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	68
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	612	612
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	694
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,886	4,886
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,773	9,773
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver	4,885	4,885
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	6,772	6,125
Norvax, LLC	Senior Secured First Lien Debt	Revolver	576	381
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	516
PlayPower, Inc.	Senior Secured First Lien Debt	Revolver	2,617	2,617
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	9,667	9,667
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	20,000	17,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,527	9,527
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Revolver	1,248	1,248
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
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
For the period ended September 30, 2025
(Unaudited)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Note 9 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of September 30, 2025 and as of December 31, 2024, excluding the impact of net assets acquired as a result of the Mergers:

	As of September 30, 2025		As of December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$—
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$—
Capital Drawdowns
For the nine months ended September 30, 2025, there were no capital drawdowns of Common Stock.
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2024
April 24, 2024	61,058	$900
Total Capital Drawdowns	61,058	$900
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
For the nine months ended September 30, 2025, there were no capital drawdowns of Series A Preferred Stock.
For the year ended December 31, 2024, there were no capital drawdowns of Series A Preferred Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Note 10 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2025:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2024	135,487,595	$135	$2,517,890	$(607,648)	$1,910,377
Net investment income (loss)	—	—	—	44,924	44,924
Net realized gain (loss)	—	—	—	3,452	3,452
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(23,517)	(23,517)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,686)	(1,686)
Distributions to common stockholders	—	—	—	(44,703)	(44,703)
Reinvested dividends	708,547	1	9,990	—	9,991
Balance as of March 31, 2025	136,196,142	$136	$2,527,880	$(629,183)	$1,898,833
Net investment income (loss)	—	$—	$—	$39,580	$39,580
Net realized gain (loss)	—	—	—	(11,492)	(11,492)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,930)	(1,930)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,687)	(1,687)
Distributions to common stockholders	—	—	—	(44,942)	(44,942)
Repurchases	(2,475,426)	(2)	(34,901)	—	(34,903)
Reinvested dividends	666,581	1	9,291	—	9,292
Balance as of June 30, 2025	134,387,297	$135	$2,502,270	$(649,658)	$1,852,747
Net investment income (loss)	—	$—	$—	$40,078	$40,078
Net realized gain (loss)	—	—	—	987	987
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(16,783)	(16,783)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,482)	(1,482)
Distributions to common stockholders	—	—	—	(38,958)	(38,958)
Repurchases	(87,757)	0 (1)	(1,237)	—	(1,237)
Reinvested dividends	594,615	1	8,199	—	8,200
Balance as of September 30, 2025	134,894,155	$136	$2,509,232	$(665,821)	$1,843,547
(1) Less than $1.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2024:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2023	26,080,389	$26	$400,332	$(12,239)	$388,119
Net investment income (loss)	—	—	—	49,737	49,737
Net realized gain (loss)	—	—	—	1,283	1,283
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(24,800)	(24,800)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(2,197)	(2,197)
Distributions to common stockholders	—	—	—	(11,182)	(11,182)
Issuance of shares in connection with the Merger	110,033,324	110	1,594,151	—	1,594,261
Reinvested dividends	221,360	0 (1)	3,342	—	3,342
Balance as of March 31, 2024	136,335,073	$136	$1,997,825	$597	$1,998,558
Net investment income (loss)	—	$—	$—	$48,677	$48,677
Net realized gain (loss)	—	—	—	250	250
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(16,015)	(16,015)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,687)	(1,687)
Distributions to common stockholders	—	—	—	(45,004)	(45,004)
Issuance of common stock, net of issuance costs	61,058	0 (1)	900	—	900
Repurchases	(2,837,405)	(3)	(41,167)	—	(41,170)
Reinvested dividends	685,533	1	9,932	—	9,933
Balance as of June 30, 2024	134,244,259	$134	$1,967,490	$(13,186)	$1,954,438
Net investment income (loss)	—	$—	$—	$44,405	$44,405
Net realized gain (loss)	—	—	—	(22,667)	(22,667)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,810	8,810
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,686)	(1,686)
Distributions to common stockholders	—	—	—	(44,313)	(44,313)
Repurchases	(128,843)	0 (1)	(1,847)	—	(1,847)
Reinvested dividends	677,663	1	9,802	—	9,803
Balance as of September 30, 2024	134,793,079	$135	$1,975,445	$(28,642)	$1,946,938
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
The following table reflects the Common Stock activity for the nine months ended September 30, 2025:

	Shares	Value
Shares issued through DRIP	1,969,743	$27,483
Share repurchases	(2,563,183)	(36,140)
	(593,440)	$(8,657)
The following table reflects the Common Stock activity for the year ended December 31, 2024:

	Shares	Value
Shares sold	110,096,838	$1,595,161
Shares issued through DRIP	2,279,074	33,106
Share repurchases	(2,968,706)	(43,017)
	109,407,206	$1,585,250
Note 11 - Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of September 30, 2025 and December 31, 2024, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of September 30, 2025, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2024, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to holders of Series A Preferred Stock. As of September 30, 2025, a liquidity event had not commenced.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2025:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2024	77,500	$77,416
Amortization of offering costs	—	14
Ending Balance, September 30, 2025	77,500	$77,430
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2024:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2023	77,500	$77,398
Amortization of offering costs	—	14
Ending Balance, September 30, 2024	77,500	$77,412
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
For the period ended September 30, 2025
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

Note 13 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2025 and 2024.

	For the three months ended September 30,		For the nine months ended September 30,
Numerator	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$24,282	$30,548	$75,299	$89,680
Less: cumulative preferred stock dividends	(1,482)	(1,686)	(4,650)	(5,059)
Less: changes in carrying value of redeemable securities	(5)	(5)	(14)	(14)
Numerator for EPS - income available to common stockholders	$22,795	$28,857	$70,635	$84,607

Denominator
Weighted average common shares outstanding basic and diluted	134,499,911	134,566,059	135,068,128	125,686,310
Basic and diluted earnings per share	$0.17	$0.21	$0.52	$0.67

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Note 14 - Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$0.29
March 10, 2025 (special)	March 10, 2025	March 18, 2025	$0.04
May 6, 2025	May 6, 2025	May 15, 2025	$0.29
May 6, 2025 (special)	May 6, 2025	May 15, 2025	$0.04
August 7, 2025	August 7, 2025	September 2, 2025	$0.29

The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$0.43
May 7, 2024	May 7, 2024	May 13, 2024	$0.29
May 7, 2024 (special)	May 7, 2024	May 13, 2024	$0.04
August 5, 2024	August 5, 2024	August 15, 2024	$0.29
August 5, 2024 (special)	August 5, 2024	August 15, 2024	$0.04

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$21.76
May 6, 2025	May 6, 2025	May 15, 2025	$21.76
August 7, 2025	August 7, 2025	September 2, 2025	$19.12

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
For the period ended September 30, 2025
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
As of September 30, 2025, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $64.2 million and deferred tax liabilities of $(81.2) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of September 30, 2025, deferred tax assets have been offset by valuation allowances of $3.6 million. The net deferred tax liability is included within accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities.
As of December 31, 2024, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $37.2 million and deferred tax liabilities of $(52.6) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2024, deferred tax assets have been offset by valuation allowances of $0.4 million. The net deferred tax liability is included within accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
Note 16 - Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Per share data:
Net asset value attributable to common stock, beginning of period	$14.10	$14.88

Results of operations (1)
Net investment income (loss)	0.92	1.14
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.36)	(0.43)
Net realized and unrealized gain (loss) on derivatives	(0.00) (9)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.56	0.71

Accretion to redemption value of Series A redeemable convertible preferred stock (1) (9)	(0.00)	(0.00)
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.04)	(0.04)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.52	0.67

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.95)	(1.09)
Common stockholder distributions from capital gains	—	(0.00) (9)
Net decrease in net assets resulting from stockholder distributions	(0.95)	(1.09)

Other (3)	—	(0.02)
Net asset value attributable to common stock, end of period	$13.67	$14.44

Common shares outstanding at end of period	134,894,155	134,793,079
Total return (4)	3.68%	4.41%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,843,547	$1,946,938

Ratio of net investment income to average net assets attributable to common stock (5)	9.33%	10.98%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	13.11%	11.60%
Ratio of total net expenses to average net assets attributable to common stock (5)(7)	13.11%	11.60%
Portfolio turnover rate (8)	17.54%	16.04%
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
For the period ended September 30, 2025
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
(9)    Less than $0.01.
Note 17 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the nine months ended September 30, 2025:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at September 30, 2025
Control Investments
Danish CRJ, Ltd. (2) (5)	Equity/Other Investments	$—	$—	$—	$—	$—	$—	$—
FBLC Senior Loan Fund, LLC (3) (5)(7)	Joint Venture	21,981	404,934	—	(100,000)	(164)	164	304,934
Kahala Aviation, LLC (5)	Subordinated Debt	2,269	—	30,483	—	—	3	30,486
Kahala Aviation, LLC (4) (5)	Subordinated Debt	—	—	—	—	—	—	—
Kahala Aviation, LLC (2) (5)	Equity/Other Investments	—	2,308	7,545	—	—	477	10,330
Kahala US OpCo, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (5)	Senior Secured First Lien Debt	1,116	31,672	104	—	—	(19,776)	12,000
Post Road Equipment Finance, LLC (5) (7)	Equity/Other Investments	8,354	119,233	8,926	—	—	93	128,252
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	5,729	62,599	5	—	—	(4)	62,600
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	2,846	35,000	23,000	(24,000)	—	—	34,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	190	3,000	10,000	(13,050)	—	50	—
Siena Capital Finance, LLC (5)	Equity/Other Investments	10,965	77,310	—	—	—	418	77,728
Siena Capital Finance, LLC (5)	Subordinated Debt	4,859	49,500	5,000	—	—	—	54,500
WPNT, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$58,309	$785,556	$85,063	$(137,050)	$(164)	$(18,575)	$714,830

Affiliate Investments
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	$23	$—	$532	$—	$—	$—	$532
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	194	—	4,104	—	—	—	4,104
Coronis Health I, LLC (5)	Senior Secured Second Lien Debt	57	—	2,716	—	—	—	2,716

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at September 30, 2025
Coronis Health I, LLC (5)	Equity/Other Investments	$—	$—	$4,900	$—	$—	$—	$4,900
CRS-SPV, Inc. (2) (5)	Equity/Other Investments	—	1,704	—	—	—	304	2,008
First Eagle Greenway Fund II, LLC (2)	Equity/Other Investments	—	255	—	—	—	2	257
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	78	1,393	—	(12)	—	(135)	1,246
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	9	210	150	(360)	—	(59)	(59)
Integrated Efficiency Solutions, Inc. (5)	Senior Secured Second Lien Debt	1	446	—	—	—	(446)	—
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	13	—	240	—	—	—	240
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	596	4,237	34	—	—	138	4,409
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	(88)	2,170	—	—	—	(1,362)	808
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (4) (5)	Collateralized Securities	20	2,457	3	(2,457)	137	(140)	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	1,208	—	—	—	(696)	512
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	846	10,112	—	(2)	—	1	10,111
ORG GC Holdings, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	576	4,999	579	—	—	(1,467)	4,111
ORG GC Holdings, LLC (2) (5)	Subordinated Debt	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (2)	Equity/Other Investments	—	603	—	—	—	(104)	499
Tennenbaum Waterman Fund, LP	Equity/Other Investments	—	5,802	1	(5,020)	—	(235)	548
Total Affiliate Investments		$2,325	$35,596	$13,259	$(7,851)	$137	$(4,199)	$36,942
Total Control & Affiliate Investments		$60,634	$821,152	$98,322	$(144,901)	$(27)	$(22,774)	$751,772
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
(2)Investment is non-income producing at September 30, 2025.
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
(4)Investment no longer held as of September 30, 2025.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
(5)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6)Gross of net change in deferred taxes in the amount of $(4.9) million.
(7)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
Dividends and interest for the nine months ended September 30, 2025 attributable to Controlled and Affiliated investments no longer held as of September 30, 2025 were $20.4 thousand.
Realized gain (loss) for the nine months ended September 30, 2025 attributable to Controlled and Affiliated investments no longer held as of September 30, 2025 was $136.6 thousand.
Change in unrealized gain (loss) for the nine months ended September 30, 2025 attributable to Controlled and Affiliated investments no longer held as of September 30, 2025 was $(140.1) thousand.

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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
(Unaudited)
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
For the period ended September 30, 2025
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
For the period ended September 30, 2025
(Unaudited)
Note 20 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

Distribution Declarations

On November 6, 2025, the Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock, which will be paid on or around December 18, 2025 to stockholders of record as of November 6, 2025.

On November 6, 2025, the Board of Directors declared a distribution of $19.12 per share of Series A Preferred Stock, which will be paid on or around December 18, 2025 to stockholders of record as of November 6, 2025.

Return of Capital Distribution from SLF

On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. The Company and CCLF ownership on the LLC equity interests of SLF remained 80.0% and 20.0%, respectively.

Issuance of 6.000% Notes due 2030

On October 2, 2025, the Company and U.S. Bank Trust Company, National Association entered into a Fourth
Supplemental Indenture (the “Fourth Supplemental Indenture”) to the 2021 Indenture, relating to the Company’s issuance of
$300,000,000 aggregate principal amount of its 6.000% notes due 2030 (the “2030 Notes”).

The 2030 Notes will mature on October 2, 2030, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Fourth Supplemental Indenture. The 2030 Notes bear interest at a rate of 6.000% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2, 2026. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the
Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s consolidated and unconsolidated subsidiaries, financing vehicles or similar facilities.

The 2021 Indenture, as supplemented by the Fourth Supplemental Indenture, contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by
Section 61(a) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2030 Notes and U.S. Bank Trust Company, National Association if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “Change of Control Repurchase Event,” as defined in the Fourth Supplemental
Indenture, the Company will generally be required to make an offer to purchase the outstanding 2030 Notes at a price equal to
100% of the principal amount of such 2030 Notes plus any accrued and unpaid interest on the 2030 Notes repurchased to, but not including, the date of purchase.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2025
(Unaudited)
In connection with the issuance of the 2030 Notes, the Company entered into a Registration Rights Agreement, dated as of October 2, 2025 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC
Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers of the 2030
Notes, pursuant to which, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2030 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2030 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the company will be obligated to file a shelf registration statement covering the resale of the 2030 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2030 Notes.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2025, 80.2% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of September 30, 2025, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of September 30, 2025, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

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

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At September 30, 2025:
Investment Portfolio	$4,081,496
Net assets attributable to common stock	1,843,547
Debt (net of deferred financing costs)	2,303,720
Net asset value per share attributable to common stock	13.67

Portfolio Activity for the Nine Months Ended September 30, 2025:
Purchases during the period	842,524
Sales, repayments, and other exits during the period	703,449
Number of portfolio companies at end of period	151

Operating Results for the Nine Months Ended September 30, 2025:
Net investment income (loss) per share	0.92
Net increase (decrease) in net assets per share resulting from operations attributable to common stockholders and participating securities	0.56
Net investment income (loss)	124,582
Net realized and unrealized gain (loss)	(49,283)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	70,430

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

During the nine months ended September 30, 2025, we made $842.5 million of investments in portfolio companies and had $703.4 million in aggregate amount of sales and repayments, resulting in net investments of $139.1 million for the period, excluding any impact from the Mergers. The total portfolio of debt investments at fair value consisted of 94.2% bearing variable interest rates and 5.8% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2025 was as follows:

	September 30, 2025
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	76.8%	9.8%
Senior Secured Second Lien Debt	3.4	13.6
Subordinated Debt	5.6	12.8
Debt Subtotal	85.8%	10.1%
Collateralized Securities (3)	0.1	15.0
Equity/Other (4)	6.6	9.7
FBLC Senior Loan Fund LLC (4)	7.5	9.0
Total	100.0%	10.0%
(1) As of September 30, 2025, FBLC Senior Loan Fund, LLC's holdings consisted of 93.8% senior secured debt, of which 91.4% represented senior secured first lien debt. As of September 30, 2025, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.3% and 1.9% of our total portfolio, respectively. As of September 30, 2025, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.4% and 3.1% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of September 30, 2025 would be as follows:

September 30, 2025
Percentage of Total Portfolio
Senior Secured First Lien Debt	92.3%
Senior Secured Second Lien Debt	3.4
Senior Secured - Subtotal	95.7%
Subordinated Debt	1.9
Collateralized Securities	0.6
Equity/Other	1.8
Total	100.0%
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
During the year ended December 31, 2024, we made $1.1 billion of investments in portfolio companies and had $651.2 million in aggregate amount of sales and repayments, resulting in net investments of $450.9 million for the period, excluding any impact from the Mergers. The total portfolio of debt investments at fair value consisted of 94.9% bearing variable interest rates and 5.1% bearing fixed interest rates.

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
The weighted average risk rating of our investments based on fair value was 2.2 as of both September 30, 2025 and December 31, 2024. As of September 30, 2025, we had nine portfolio companies on non-accrual status with a total amortized cost of $144.5 million and fair value of $76.3 million, which represented 3.4% and 1.9% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2024, we had eight portfolio companies on non-accrual status with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans and, to a lesser extent, may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. As of September 30, 2025, we and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of September 30, 2025, our investment in SLF consisted of equity contributions of $304.9 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

Below is a summary of SLF’s portfolio as of September 30, 2025 and December 31, 2024. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	September 30, 2025	December 31, 2024
Total assets	$949,486	$1,151,336
Total investments (1)	$920,991	$1,103,160
Weighted Average Current Yield for Total Portfolio (2)	8.4%	9.1%
Number of Portfolio companies in SLF	175	210
Largest portfolio company investment (1)	$17,244	$17,223
Total of five largest portfolio company investments (1)	$70,571	$72,582
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and September 30, 2024 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2025	2024
ASSETS
Investments, at fair value (amortized cost of $951,993 and $1,116,992, respectively)	$920,991	$1,103,160
Cash and other assets	28,495	48,176
Total assets	$949,486	$1,151,336

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,425 and $1,469, respectively)	$519,575	$588,531
Secured borrowings	633	4,599
Other liabilities	41,269	57,568
Total Liabilities	$561,477	$650,698

MEMBERS’ CAPITAL
Total members’ capital	$388,009	$500,638

Total liabilities and members’ capital	$949,486	$1,151,336

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Investment income:
Total investment income	$19,848	$26,304	$63,432	$77,193

Operating expenses:
Interest and credit facility financing expenses	8,677	10,715	26,724	31,919
Other expenses	634	617	1,848	1,836
Total expenses	9,311	11,332	28,572	33,755

Net investment income	10,537	14,971	34,860	43,438

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(7,209)	(2,178)	(20,220)	(1,521)

Net increase (decrease) in members’ capital resulting from operations	$3,328	$12,794	$14,640	$41,917

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

Our operating results for the three and nine months ended September 30, 2025, and 2024 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Total investment income	$103,933	$106,184	$314,865	$307,359
Total expenses	62,843	60,910	187,821	162,456
Income tax expense, including excise tax	1,012	869	2,462	2,084
Net investment income (loss)	$40,078	$44,405	$124,582	$142,819

Investment Income

Investment income decreased from $106.2 million for the three months ended September 30, 2024 to $103.9 million for the three months ended September 30, 2025 due to lower SOFR rates. Investment income increased from $307.4 million for the nine months ended September 30, 2024, to $314.9 million for the nine months ended September 30, 2025, which was primarily driven by the Mergers with FBLC, which resulted in the acquisition of $2.8 billion of FBLC’s investments at fair value on January 24, 2024. The nine months ended September 30, 2025, reflects a full quarter of total investment income post-Mergers, whereas the nine months ended September 30, 2024, excludes 24 days of investment income prior to the Mergers (i.e., January 1, 2024 to January 24, 2024). PIK income from investments increased from $4.4 million for the three months ended September 30, 2024 to $5.5 million for the three months ended September 30, 2025. PIK income from investments increased from $14.4 million for the nine months ended September 30, 2024 to $15.7 million for the nine months ended September 30, 2025. Fee and other income, included within total investment income, increased from $0.1 million for the three months ended September 30, 2024 to $0.9 million for the three months ended September 30, 2025. Fee and other income, included within total investment income, increased from $0.9 million for the nine months ended September 30, 2024 to $2.5 million for the nine months ended September 30, 2025. The increase in the Fee and other income was primarily due to an increase in one-time fees earned on certain investments, including commitment, prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns for the three and nine months ended September 30, 2025.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2025, and 2024 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Management fees	$15,493	$14,613	$45,709	$38,931
Incentive fee on income	8,122	8,820	25,052	26,843
Interest and debt fees	35,704	33,166	104,445	84,377
Professional fees	1,490	2,079	5,408	5,887
Other general and administrative	1,561	1,755	5,802	4,872
Administrative services	217	222	648	692
Directors' fees	256	255	757	854
Total expenses	$62,843	$60,910	$187,821	$162,456

Management Fees

Management Fees increased from $14.6 million for the three months ended September 30, 2024 to $15.5 million for the three months ended September 30, 2025. Management Fees increased from $38.9 million for the nine months ended September 30, 2024 to $45.7 million for the nine months ended September 30, 2025. The increase in Management Fees for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025 was driven by an increase in the average asset size due to the Mergers.
Incentive Fees
Incentive Fees decreased from $8.8 million for the three months ended September 30, 2024 to $8.1 million for the three months ended September 30, 2025. Incentive Fees decreased from $26.8 million for the nine months ended September 30, 2024 to $25.1 million for the nine months ended September 30, 2025. The decrease in Incentive Fees from the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025 was driven by a decrease in pre-incentive fee net investment income.
Interest and Debt Fees
Interest and Debt Fees increased from $33.2 million for the three months ended September 30, 2024 to $35.7 million for the three months ended September 30, 2025. Interest and Debt Fees increased from $84.4 million for the nine months ended September 30, 2024 to $104.4 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2025 was primarily driven by the average daily debt outstanding for facility borrowings and unsecured notes. The average daily debt outstanding for the nine months ended September 30, 2024 was $1.5 billion compared to $2.1 billion for the nine months ended September 30, 2025. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the nine months ended September 30, 2025 and 2024 were 6.18% and 6.88%, respectively.
Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased from $3.8 million for the three months ended September 30, 2024 to $3.1 million for the three months ended September 30, 2025. Professional fees and other general and administrative expenses increased from $10.8 million for the nine months ended September 30, 2024 to $11.2 million for the nine months ended September 30, 2025.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2025, and 2024 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net realized gain (loss)
Control Investments	$—	$(3)	$(164)	$(6)
Affiliate Investments	—	195	137	557
Non-Affiliated Investments	970	(22,859)	(7,049)	(21,685)
Net realized gain (loss) on derivatives	17	—	23	—
Total net realized gain (loss)	$987	$(22,667)	$(7,053)	$(21,134)

Net change in unrealized appreciation (depreciation) on investments
Control Investments	$(7,183)	$(3,588)	$(18,575)	$(14,604)
Affiliate Investments	(1,688)	839	(4,199)	(1,477)
Non-Affiliated Investments	(6,776)	12,197	(14,240)	(14,257)
Net change in deferred taxes	(1,132)	(638)	(4,863)	(1,667)
Net change in unrealized appreciation (depreciation) on derivatives	(4)	—	(353)	—
Total net change in unrealized appreciation (depreciation) on investments	$(16,783)	$8,810	$(42,230)	$(32,005)
Net realized and unrealized gain (loss)	$(15,796)	$(13,857)	$(49,283)	$(53,139)

Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2025, we recorded a net realized gain of $1.0 million. The net realized gain was primarily driven by one portfolio company. For the nine months ended September 30, 2025, we recorded a net realized loss of $7.1 million. In June 2025, we restructured our first lien debt position of Coronis Health LLC which resulted in a net realized loss of $14.0 million offset by an unrealized gain of $14.8 million.

For the three months ended September 30, 2024, we recorded a net realized loss of $22.7 million. For the nine months ended September 30, 2024, we recorded a net realized loss of $21.1 million. The net realized loss for the three months ended September 30, 2024 was primarily driven by the restructuring of the first lien debt investments of Pluralsight, LLC in August 2024 which resulted in a realized loss of $19.1 million offset by an unrealized gain of $18.5 million.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation or depreciation is the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

For the three months ended September 30, 2025, we recorded unrealized depreciation of $24.4 million on 83 portfolio company investments, which was offset by $8.7 million of unrealized appreciation on 56 portfolio company investments. The unrealized depreciation primarily resulted from deteriorating credit performance of certain portfolio companies. MGTF Radio Company, LLC had its valuation lowered, which resulted in an unrealized loss of $7.8 million. The unrealized appreciation was primarily due to isolated valuation increases for a small number of portfolio companies. $1.1 million of the net unrealized loss was driven by a change in deferred taxes.

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

For the nine months ended September 30, 2025, we recorded unrealized appreciation of $35.4 million on 57 portfolio company investments which was offset by $72.4 million of unrealized depreciation on 98 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. $4.9 million of the net unrealized loss was driven by a change in deferred taxes. Additionally, $0.4 million of the net unrealized loss was driven by a change in unrealized depreciation on derivatives. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

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

Non-GAAP Supplemental Disclosure:	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net investment income (loss)	$40,078	$44,405	$124,582	$142,819
Less: purchase premium and other cost adjustments (1)	(300)	(1,131)	(1,612)	(11,746)
Adjusted net investment income after taxes	$39,778	$43,274	$122,970	$131,073

Net realized and unrealized gains (losses)	$(15,796)	$(13,857)	$(49,283)	$(53,139)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	1,508	15,940	4,097	30,029
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(1,208)	(14,809)	(2,485)	(18,283)
Adjusted net realized and unrealized gains (losses)	$(15,496)	$(12,726)	$(47,671)	$(41,393)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the periods January 1, 2025 to September 30, 2025 and January 24, 2024 to September 30, 2024, respectively.

Recent Developments

Distribution Declarations

On November 6, 2025, the Board of Directors declared a regular quarterly distribution of $0.29 per share of Common Stock, which will be paid on or around December 18, 2025 to stockholders of record as of November 6, 2025.

On November 6, 2025, the Board of Directors declared a distribution of $19.12 per share of Series A Preferred Stock, which will be paid on or around December 18, 2025 to stockholders of record as of November 6, 2025.

Issuance of 6.000% Notes due 2030

On October 2, 2025, the Company and U.S. Bank Trust Company, National Association entered into a Fourth
Supplemental Indenture (the “Fourth Supplemental Indenture”) to the 2021 Indenture, relating to the Company’s issuance of
$300,000,000 aggregate principal amount of its 6.000% notes due 2030 (the “2030 Notes”).

The 2030 Notes will mature on October 2, 2030, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Fourth Supplemental Indenture. The 2030 Notes bear interest at a rate of 6.000% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2,
2026. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the
Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s consolidated and unconsolidated subsidiaries, financing vehicles or similar facilities.

The 2021 Indenture, as supplemented by the Fourth Supplemental Indenture, contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by
Section 61(a) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2030 Notes and U.S. Bank Trust Company, National Association if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “Change of Control Repurchase Event,” as defined in the Fourth Supplemental
Indenture, the Company will generally be required to make an offer to purchase the outstanding 2030 Notes at a price equal to
100% of the principal amount of such 2030 Notes plus any accrued and unpaid interest on the 2030 Notes repurchased to, but not including, the date of purchase.

In connection with the issuance of the 2030 Notes, the Company entered into a Registration Rights Agreement, dated as of October 2, 2025 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC
Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers of the 2030
Notes, pursuant to which, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2030 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2030 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the 2030 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2030 Notes.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of September 30, 2025, we had issued 134.9 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of September 30, 2024, we had issued 134.8 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of September 30, 2025, we had $125.6 million of cash. For the nine months ended September 30, 2025, net cash used in operating activities was $80.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the nine months ended September 30, 2025 was primarily a result of purchases of investments of $842.5 million, offset by sales and repayments of investments of $703.4 million. As of September 30, 2024, we had $153.7 million of cash. For the nine months ended September 30, 2024, net cash used in operating activities was $64.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the nine months ended September 30, 2024 was primarily a result of purchases of investments of $785.8 million, offset by sales and repayments of investments of $532.5 million as well as cash received in the Mergers of $58.5 million.

Net cash provided by financing activities of $75.5 million during the nine months ended September 30, 2025 primarily related to repayments of secured borrowings of $29.1 million, payments on debt of $702.3 million, payments of financing costs of $5.3 million, common stockholder distributions of $101.1 million, and preferred stockholder distributions of $4.9 million partially offset by proceeds from debt of $954.3 million. Net cash provided by financing activities of $160.6 million during the nine months ended September 30, 2024 primarily related to payments on debt of $509.0 million, payments of financing costs of $4.4 million, common stockholder distributions of $77.4 million, preferred stockholder distributions of $5.6 million, and repurchases of common stock of $43.0 million partially offset by proceeds from debt of $801.7 million and proceeds from issuance of shares of common stock of $0.9 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of September 30, 2025, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of September 30, 2025, our asset coverage ratio was 177%.
As of September 30, 2025, we had $513.1 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of September 30, 2024, we had $400.8 million of availability under the JPM Credit Facility, Wells Fargo Credit Facility, FBLC JPM Credit Facility, and JPM Revolver (subject to borrowing base availability). We expect to have sufficient liquidity for our investing activities and to conduct our operations for the next 12 months.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the nine months ended September 30,
	2025	2024
Distributions declared	$128,603	$100,499
Distributions paid	$128,603	$100,512
Portion of distributions paid in cash	$101,120	$77,434
Portion of distributions paid in DRIP shares	$27,483	$23,078

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For the nine months ended September 30,
	2025	2024
Distributions declared	$4,855	$5,570
Distributions paid	$4,855	$5,570
Portion of distributions paid in cash	$4,855	$5,570
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2025 and 2024, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our fiscal year ending December 31, 2025 are reported to stockholders shortly after the end of the calendar year 2025 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2025, we incurred $0.9 million and $2.3 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and nine months ended September 30, 2024, we incurred $0.8 million and $2.4 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of September 30, 2025, the aggregate principal amount outstanding of the senior securities issued by us was $2.4 billion and our asset coverage was 177%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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

On September 9, 2025, Jupiter Funding entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which amends the JPM Credit Facility, by and among Jupiter Funding, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent. The Third Amendment allows for asset-based financing investments within Jupiter Funding.
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

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2025 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$1,016,969	$—	$—	$1,016,969	$—
JPM Revolver Facility (2)	299,917	—	—	299,917	—
Wells Fargo Credit Facility (3)	300,000	—	300,000	—	—
2026 Notes	300,000	300,000	—	—	—
2029 Notes	398,669	—	—	398,669	—
Total	$2,315,555	$300,000	$300,000	$1,715,555	$—
—–—–—–—–—–
(1) As of September 30, 2025, we had $33.0 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of September 30, 2025, we had $480.1 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(3) As of September 30, 2025, we had no unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2025, we had unfunded commitments on delayed draw term loans of $426.4 million, unfunded commitments on revolver term loans of $268.0 million, and unfunded commitments on term loans of $0.0 million. As of December 31, 2024, we had unfunded commitments on delayed draw term loans of $241.0 million, unfunded commitments on revolver term loans of $207.9 million, and unfunded commitments on term loans of $0.6 million. We maintain sufficient cash on hand, and available borrowings to fund such unfunded commitments. Please refer to Note 7 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

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
As of September 30, 2025, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.12% and a fixed rate debt, bearing a weighted average interest rate of 5.50% with a total carrying value (net of deferred financing costs) of $2.3 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 398 Basis Points	$(68,107)
(-) 200 Basis Points	$(34,256)
(-) 100 Basis Points	$(17,128)
(-) 50 Basis Points	$(8,564)
(+) 50 Basis Points	$8,564
(+) 100 Basis Points	$17,128
(+) 200 Basis Points	$34,256

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2025, we were not party to any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2025).

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 17, 2022).

4.1	Fourth Supplemental Indenture, dated as of October 2, 2025, relating to the 6.000% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2025).

4.2	Form of 6.000% Notes due 2030 (included in, and incorporated by reference to, Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2025).

4.3
Registration Rights Agreement, dated as of October 2, 2025, by and among the Company, J.P. Morgan Securities LLC, BofA Securities, Inc, SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on October 3, 2025).

10.1
Third Amendment to Loan and Security Agreement, dated as of September 9, 2025, among FBCC Jupiter, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14 (a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
t

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2025

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2025