Form 10-K
period 2025-12-31
Franklin BSP Capital Corp
filed 2026-03-16
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2026 was 135,487,164.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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
•the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East, Central and South America and Eastern Europe;
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
•Terrorist attacks, acts of war, global or regional conflicts (such as those in the Middle East, Central and South America and Eastern Europe), natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition;
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
On December 18, 2020, we completed our initial closing of capital commitments (the “Capital Commitments”) to purchase shares of our Common Stock to investors in a private placement (the “Initial Closing”) in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of December 31, 2025, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a subscription agreement (the “Subscription Agreement”) entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the series A preferred stock (the “Series A Preferred Stock”). On the same day, we entered into subscription agreements (collectively the “Preferred Subscription Agreements”) with investors, pursuant to which investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of our Series A Preferred Stock. As of December 31, 2025, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.
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
We are permitted to borrow money from time to time within the levels permitted by the Investment Company Act of 1940, as amended (the “1940 Act”) that are applicable to us. Subject to the receipt of certain approvals and compliance with certain disclosure requirements, we are permitted to reduce our asset coverage, as defined in the 1940 Act from 200% to 150% so long as we meet certain disclosure requirements and, since our securities are not listed on a national securities exchange, offer to repurchase the shares of our stockholders as of the applicable approval date. On September 23, 2020, our sole stockholder approved the application of the reduced asset coverage requirements to 150% and declined the Company’s offer to repurchase all of its outstanding shares of Common Stock. As a result, we are subject to the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permit a BDC to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirements applicable to such BDC from 200% to 150%. As of December 31, 2025, our asset coverage calculated in accordance with the 1940 Act was 179%.
About Our Adviser, BSP, and Franklin Templeton
Our Adviser is served by Benefit Street Partners’ origination, investment and portfolio management team. BSP consists of over 161 investment professionals and over 501 total employees as of January 31, 2026. The Adviser is a subsidiary of BSP and is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with approximately $931 billion in assets under management as of January 31, 2026. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Our Adviser’s investment committee consists of Blair D. Faulstich, Senior Managing Director for Private Debt of BSP and President of FBCC; Saahil Mahajan, Managing Director of BSP; King Jang, Managing Director of BSP; and Franklin Leong, Managing Director of BSP, each with substantial experience in originating, underwriting and structuring credit investments.
Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 150 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company offers specialization on a global scale, bringing extensive capabilities in fixed income, equity, alternatives, and multi-asset solutions. With more than 1,500 investment professionals, and offices in major financial markets around the world, the California-based company has over 75 years of investment experience and approximately $1.7 trillion in assets under management as of January 31, 2026.

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

Fund-level downside protection via risk management and broad based investment strategy. Transcending all components of our investment strategy is the overarching goal of downside protection at the fund-level through experienced portfolio management. Our Adviser seeks to accomplish this objective through disciplined application of risk management best practices across the portfolio combined with a broad based investment approach at the fund-level, and diversification across several discrete dimensions. Benefit Street Partners’ risk management practices are grounded in an established investment process comprising systematic underwriting, rigorous due diligence, third-party reports and investment committee approval accompanied by a proprietary and dynamic post-investment monitoring system for regularly updating issuer data. See “Item 1. Business — Investment Process.”
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

Market Opportunity
We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection. We also aim to target investments presented by the large, persistent and compelling market opportunity that has been created by a structural supply/demand imbalance for private credit, predominantly in North America. This imbalance is driven by substantial long-term changes in the debt capital markets following the credit crisis. Benefit Street Partners believes that our target market segment represents a large opportunity set for us, given Benefit Street Partners’ approximately $931 billion in assets under management which it believes can offer greater efficiencies with respect to research and origination, deep credit markets experience, and access to proprietary sourcing networks.
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

.1
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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations or slightly below, no near-term covenant breaches or losses expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2.”

3	Performing below expectations with potential for covenant breach or loss. Trends and risk factors show some deterioration.

4	Performing materially below expectations with risk of covenant breach and interest loss.

5	Performing materially below expectations with risk of covenant breach, interest loss and principal loss/default.

Our Adviser’s internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
The weighted average risk rating of our investments based on fair value was 2.1 and 2.2 as of December 31, 2025 and 2024, respectively. We had eight portfolio companies on non-accrual status as of both December 31, 2025 and 2024. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025		December 31, 2024
Internal Performance Rating (1)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$381,773	9.6%	$201,197	5.4%
2	2,939,784	73.6	2,967,917	80.2
3	476,834	11.9	309,405	8.4
4	165,261	4.1	177,443	4.8
5	30,387	0.8	43,902	1.2
Total	$3,994,039	100.0%	$3,699,864	100.0%
(1) Risk ratings are presented for all rated positions (debt and equity). As of December 31, 2025, $77.0 million of the Company’s investment portfolio at fair value, comprised of equity investments, is not rated. As of December 31, 2024, $266.2 million of the Company’s investment portfolio at fair value, comprised of equity investments, is not rated.
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

Investment Advisory Agreement

We entered into an investment advisory agreement (the “Investment Advisory Agreement”), dated September 23, 2020, with our Adviser in which the Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours, including to private funds, registered open-end funds, and a public real estate investment trust. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. On October 2, 2023, our Board of Directors approved an amendment and restatement (the “Amended and Restated Investment Advisory Agreement”) of the Investment Advisory Agreement, which went into effect on January 24, 2024, in connection with the consummation of the Mergers. Except as described below, none of the other material terms changed in the Amended and Restated Investment Advisory Agreement as compared to the Investment Advisory Agreement, including the services to be provided.
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
Incentive Fee

We also pay the Adviser an incentive fee consisting of two parts (together, the “Incentive Fee”), each of which is described below.

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

Administration Agreements
We entered into an administration agreement with Benefit Street Partners, dated as of September 23, 2020 (the “Administration Agreement”), in which Benefit Street Partners (in such capacity, the "Administrator") provided us with office facilities and certain administrative services. Pursuant to the Administration Agreement with our Administrator, the Administrator provides us with office facilities and certain administrative services necessary for us to conduct our business. We reimburse BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us.
Our Board of Directors, including a majority of the independent directors, will review the reimbursement of costs and expenses to our Administrator to determine if the provisions of the Administration Agreement are carried out satisfactorily and to determine whether the reimbursement of costs and expenses under the Administration Agreement are reasonable and appropriate. Our Board of Directors also reviews the methodology employed in determining how costs and expenses are allocated to us and the proposed allocation of administrative expenses among us and affiliates of our Administrator.

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
Compliance Policies and Procedures
We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Eric Smith as our Chief Compliance Officer.

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
We collect personal information about investors in connection with our providing advisory services to them. This information includes investors’ social security number and may include other information such as investors’:
•assets;
•investment experience;
•transaction history;
•income; and
•wire instructions.
We collect this information from investors through various means. For example, when investors give us their contact information, enter into an investment advisory contract with us, buy securities (i.e., interests in a fund) from us, tell us where to send money, or make a wire transfer. We also may collect investors’ personal information from other sources, such as our affiliates21or other non-affiliated companies.
21Our affiliates are companies related to us by common ownership or control and can include both financial and nonfinancial companies. Non-affiliates are companies not related to us by common ownership or control and can include both financial and nonfinancial companies.

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
JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year following the fifth anniversary of the first sale of common equity securities pursuant to an effective registration statement under the Securities Act;
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

We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous. As of December 31, 2025, our asset coverage calculated in accordance with the 1940 Act was 179%.
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

In the event we concentrate our investments in companies in a particular industry or industries, any adverse conditions that disproportionately impact that industry or industries may have a magnified adverse effect on our operating results. We are meaningfully concentrated in the following four industries: professional services (11.8% of our total portfolio), health care providers & services (10.6% of our total portfolio), asset based financing (10.4% of our total portfolio) and software (9.9% of our total portfolio). Further, any industry in which we are meaningfully concentrated may be subject to significant risks that could adversely impact our operating results. For example:

•The performance of certain investments we manage in companies in the professional services sector is subject to governmental regulations, disclosure requirements, limits on fees, increased borrowing costs or limits on the terms or availability of credit to such portfolio companies and other regulatory requirements, each of which may impact the conduct of such portfolio companies.

•The performance of certain investments we manage in companies in the health care providers & services sector is subject to the laws and regulations governing the business of health care companies, and interpretations thereof, may frequently change. Current or future laws and regulations could force our portfolio companies engaged in such health care services to change their policies related to how they operate, restrict revenue, change costs, and change business practices.

•The performance of certain investments we manage in companies in the asset based financing sector is subject to a number of economic conditions and market factors, many of which we cannot control, including fluctuations in demand for particular assets, interest rates and inflation rates, the timing of purchases and the ability to forecast technological advances for particular assets.

•The performance of certain investments we manage in companies in the software sector is subject to competitive pressures, changing technologies, shifting user needs, short product cycles due to an accelerated rate of technological developments and the potential for limited earnings and/or falling profit margins.

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
The following table illustrates the effects of leverage on returns from an investment in shares of Common Stock, assuming various hypothetical annual returns, net of expenses. The calculations are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $5.1 billion in total assets, (ii) a weighted average cost of funds of 6.17%, (iii) $3.1 billion of debt outstanding (i.e. assumes that the $1.0 billion principal amount of our unsecured notes sold and the full $2.1 billion available to us under our revolving credit facilities are outstanding at December 31, 2025) and (iv) $1.8 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions and Agreements—Borrowings” for further information regarding our Borrowings.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(38.00)%	(24.25)%	(10.50)%	3.26%	17.01%
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2025 total assets of at least 3.82%, including the impact of the application of hedge accounting.

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

Our Series A Preferred Stock may be unrated securities.
We intend to achieve an investment grade rating for our Series A Preferred Stock from a nationally recognized statistical ratings organization (“NRSRO”). However, there is no assurance that we will receive a rating, or the desired rating, from a NRSRO and may remain unrated.

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
A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are generally not deductible. While we anticipate that we will constitute a publicly offered regulated investment company for our current tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

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
Terrorist attacks, acts of war, global or regional conflicts (such as those in the Middle East, Central and South America and Eastern Europe), natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition.
Terrorist attacks, acts of war, global or regional conflicts (such as those in the Middle East, Central and South America and Eastern Europe), natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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

Information Technology and Cybersecurity Risks
We have no employees and rely on the Adviser, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Amended and Restated Investment Advisory Agreement. Therefore, we rely heavily on Franklin Templeton’s information systems and its program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President and Chief Risk and Transformation Officer, has 31 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 14 years. In addition, the CISO provides regular briefings for our Board of Directors and senior officers of the Company on cybersecurity matters, including on threats, events, and program enhancements. The Chief Compliance Officer of the Company also provides periodic updates to our Board of Directors and senior officers of the Company on cybersecurity threats and material risks from cybersecurity threats with respect to the Company.
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

Cybersecurity Risks

As of December 31, 2025, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. We and our Adviser routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachments to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. Although the Adviser and Franklin Templeton, on our behalf, make efforts to maintain the security and integrity of the information technology systems the Adviser uses on our behalf, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them are subject to the risk of a security incident or disruption, and there can be no assurances regarding our security efforts and measures or those of our third party providers. See “Item 1A.–Risk Factors– Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at One Madison Avenue, Suite 1600, New York, NY 10010. We believe that our current office facilities are adequate for our business as we intend to conduct it.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2025, we were not party to any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2025:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock, par value $0.001 per share	450,000,000	135,487,319
Series A Convertible Preferred Stock, par value $0.001 per share	50,000,000	77,500
As of December 31, 2025, we had issued 135.5 million shares of Common Stock for net proceeds of $2.0 billion, including the shares purchased by affiliates and shares issued under our distribution reinvestment plan (the “DRIP”). We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of December 31, 2025, we had 36,867 and 4 record holders of our Common Stock and Series A Preferred Stock, respectively.
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
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2025, 2024, and 2023, no portion of our distributions were characterized as return of capital for tax purposes, respectively.
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2025, 80.8% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of December 31, 2025, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of December 31, 2025, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

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

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At December 31, 2025:
Investment Portfolio	$4,071,008
Net assets attributable to common stock	1,840,070
Debt (net of deferred financing costs)	2,245,118
Net asset value per share attributable to common stock	13.58

Portfolio Activity for the Year Ended December 31, 2025:
Purchases during the year	1,094,441
Sales, repayments, and other exits during the year	965,756
Number of portfolio companies at end of year	149

Operating Results for the Year Ended December 31, 2025:
Net investment income (loss) per share	1.21
Net increase (decrease) in net assets per share resulting from operations attributable to common stockholders and participating securities	0.77
Net investment income (loss)	163,899
Net realized and unrealized gain (loss)	(59,581)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	97,964

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

During the year ended December 31, 2025, we made $1.1 billion of investments in portfolio companies and had $965.8 million in aggregate amount of sales and repayments, resulting in net investments of $128.7 million for the period. The total portfolio of debt investments at fair value consisted of 94.0% bearing variable interest rates and 6.0% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2025 was as follows:

	December 31, 2025
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	77.1%	9.4%
Senior Secured Second Lien Debt	3.7	12.6
Subordinated Debt	6.4	11.8
Debt Subtotal	87.2%	9.7%
Collateralized Securities (3)	0.1	17.5
Equity/Other (4)	7.2	8.8
FBLC Senior Loan Fund LLC (4)	5.5	9.0
Total	100.0%	9.6%
(1) As of December 31, 2025, FBLC Senior Loan Fund, LLC's holdings consisted of 94.2% senior secured debt, of which 92.0% represented senior secured first lien debt. As of December 31, 2025, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.9% and 1.9% of our total portfolio, respectively. As of December 31, 2025, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.4% and 3.2% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of December 31, 2025 would be as follows:

December 31, 2025
Percentage of Total Portfolio
Senior Secured First Lien Debt	91.5%
Senior Secured Second Lien Debt	3.7
Senior Secured - Subtotal	95.2%
Subordinated Debt	2.0
Collateralized Securities	0.5
Equity/Other	2.3
Total	100.0%
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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations or slightly below, no near-term covenant breaches or losses expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2.”

3	Performing below expectations with potential for covenant breach or loss. Trends and risk factors show some deterioration.

4	Performing materially below expectations with risk of covenant breach and interest loss.

5	Performing materially below expectations with risk of covenant breach, interest loss and principal loss/default.
The weighted average risk rating of our investments based on fair value was 2.1 and 2.2 as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2024, we had eight portfolio companies on non-accrual status with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans and, to a lesser extent, may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of December 31, 2025, we and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of December 31, 2025, our investment in SLF consisted of equity contributions of $225.0 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

Below is a summary of SLF’s portfolio as of December 31, 2025 and December 31, 2024. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	December 31, 2025	December 31, 2024
Total assets	$751,516	$1,151,336
Total investments (1)	$704,292	$1,103,160
Weighted Average Current Yield for Total Portfolio (2)	7.9%	9.1%
Number of Portfolio companies in SLF	139	210
Largest portfolio company investment (1)	$13,952	$17,223
Total of five largest portfolio company investments (1)	$62,136	$72,582
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	December 31,	December 31,
	2025	2024
ASSETS
Investments, at fair value (amortized cost of $733,390 and $1,116,992, respectively)	$704,292	$1,103,160
Cash and other assets	47,224	48,176
Total assets	$751,516	$1,151,336

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,445 and $1,469, respectively)	$450,555	$588,531
Secured borrowings	599	4,599
Other liabilities	22,715	57,568
Total Liabilities	$473,869	$650,698

MEMBERS’ CAPITAL
Total members’ capital	$277,647	$500,638

Total liabilities and members’ capital	$751,516	$1,151,336

Selected Statements of Operations Information	For the years ended December 31,
	2025	2024	2023
Investment income:
Total investment income	$79,797	$102,587	$96,017

Operating expenses:
Interest and credit facility financing expenses	34,568	42,265	41,603
Other expenses	2,442	2,482	2,404
Total expenses	37,010	44,747	44,007

Net investment income	42,787	57,840	52,010

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(31,707)	2,120	26,781

Net increase (decrease) in members’ capital resulting from operations	$11,080	$59,960	$78,791

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
Our operating results for the years ended December 31, 2025, 2024, and 2023 were as follows (dollars in thousands):

	For the years ended December 31,
	2025	2024	2023
Total investment income	$418,459	$413,277	$94,685
Total expenses	251,233	223,879	40,776
Income tax expense, including excise tax	3,327	1,009	334
Net investment income (loss)	$163,899	$188,389	$53,575

Our operating results for the year ended December 31, 2023 were prior to the Mergers.
Investment Income
Investment income increased from $413.3 million for the year ended December 31, 2024, to $418.5 million for the year ended December 31, 2025, which was primarily driven by the increase in interest income from our non-affiliate investments. PIK income from investments decreased from $22.9 million for the year ended December 31, 2024 to $21.5 million for the year ended December 31, 2025. Interest income, included within total investment income, increased from $330.2 million for the year ended December 31, 2024, to $336.0 million for the year ended December 31, 2025. Dividend income, included within total investment income, decreased from $54.8 million for the year ended December 31, 2024, to $53.6 million for the year ended December 31, 2025.
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

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2025, 2024, and 2023 were as follows (dollars in thousands):

	For the years ended December 31,
	2025	2024	2023
Management fees	$61,135	$54,092	$4,187
Incentive fee on income	33,018	35,951	7,704
Interest and debt fees	140,710	117,449	31,149
Professional fees	7,444	7,545	2,050
Other general and administrative	7,061	6,828	2,073
Administrative services	865	917	302
Directors' fees	1,000	1,097	1,015
Incentive fee waiver	—	—	(7,704)
Expenses, net of incentive fee waiver	$251,233	$223,879	$40,776
Our operating expenses for the year ended December 31, 2023 were prior to the Mergers.
Management Fees

Management Fees increased from $54.1 million for the year ended December 31, 2024 to $61.1 million for the year ended December 31, 2025. The increase in Management Fees from December 31, 2024 to December 31, 2025 was driven by an increase in the average asset size. Total assets was $4.2 billion as of both December 31, 2024 and December 31, 2025.
Management Fees increased from $4.2 million for the year ended December 31, 2023 to $54.1 million for the year ended December 31, 2024. The increase in Management Fees from December 31, 2023 to December 31, 2024 was driven by an increase in our asset base due to the Mergers with FBLC. Total assets increased from $831.7 million as of December 31, 2023 to $4.2 billion as of December 31, 2024.

Incentive Fees
Incentive Fees decreased from $36.0 million for the year ended December 31, 2024 to $33.0 million for the year ended December 31, 2025. The decrease in Incentive Fees from December 31, 2024 to the December 31, 2025 was driven by a decrease in pre-incentive fee net investment income.
Incentive Fees increased from $7.7 million (all of which were waived by the Adviser) for the year ended December 31, 2023 to $36.0 million for the year ended December 31, 2024. The increase in Incentive Fees from December 31, 2023 to December 31, 2024 was driven by an increase in pre-incentive fee net investment income due to the Mergers with FBLC and the expiration of the incentive fee waiver.
Interest and Debt Fees
Interest and Debt Fees increased from $117.4 million for the year ended December 31, 2024 to $140.7 million for the year ended December 31, 2025. The increase from December 31, 2024 to December 31, 2025 was primarily driven by the increase in average daily debt outstanding for facility borrowings and unsecured notes. The average daily debt outstanding for the year ended December 31, 2024 was $1.6 billion compared to $2.2 billion for the year ended December 31, 2025. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the year ended December 31, 2024 and 2025 were 6.72% and 6.17%, respectively.
Interest and Debt Fees increased from $31.1 million for the year ended December 31, 2023 to $117.4 million for the year ended December 31, 2024. The increase from December 31, 2023 to December 31, 2024 was primarily driven by the Mergers with FBLC, which resulted in the acquisition of $1.2 billion of FBLC’s debt on January 24, 2024 as well as the issuance of our 2029 Notes (as defined below). The average daily debt outstanding for facility borrowings and unsecured notes for the year ended December 31, 2023 was $0.3 billion compared to $1.6 billion for the year ended December 31, 2024. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the year ended December 31, 2023 and 2024 were 7.76% and 6.72%, respectively.
Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $14.4 million for the year ended December 31, 2024 to $14.5 million for the year ended December 31, 2025. The increase in professional fees and other general and administrative expenses from December 31, 2024 to December 31, 2025 was primarily driven by an increase in costs associated with servicing a larger investment portfolio.
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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the years ended December 31, 2025, 2024 and 2023 were as follows (dollars in thousands):

	For the years ended December 31,
	2025	2024	2023
Net realized gain (loss)
Control Investments	$(134)	$(8)	$—
Affiliate Investments	15	565	—
Non-Affiliated Investments	(32,760)	(23,382)	496
Net realized loss on extinguishment of debt	—	—	(1,483)
Net realized gain (loss) on derivatives	21	—	—
Total net realized gain (loss)	$(32,858)	$(22,825)	$(987)

Net change in unrealized appreciation (depreciation) on investments
Control Investments	$(18,819)	$(14,734)	$8
Affiliate Investments	(8,304)	(2,127)	—
Non-Affiliated Investments	6,880	(57,352)	(7,049)
Net change in deferred taxes	(6,144)	(2,088)	(768)
Net change in unrealized appreciation (depreciation) on derivatives	(336)	—	—
Total net change in unrealized appreciation (depreciation) on investments	$(26,723)	$(76,301)	$(7,809)
Net realized and unrealized gain (loss)	$(59,581)	$(99,126)	$(8,796)
Our net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the year ended December 31, 2023 was prior to the Mergers.
Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the year ended December 31, 2025, we recorded a net realized loss of $32.9 million. The net realized loss was primarily driven by two portfolio company. In June 2025, we restructured our first lien debt position of Coronis Health LLC which resulted in a net realized loss of $14.0 million offset by an unrealized gain of $14.8 million. In October 2025, we restructured our first lien debt position of BCPE Oceandrive Buyer, Inc. which resulted in a net realized loss of $24.1 million offset by an unrealized gain of $24.5 million. This was offset by a net realized gain of $5.7 million on MCS Acquisition Corp.

For the year ended December 31, 2024, we recorded a net realized loss of $22.8 million. The net realized loss for the year ended December 31, 2024 was primarily driven by the restructuring of the first lien debt investments of Pluralsight, LLC in August 2024 which resulted in a realized loss of $19.1 million partially offset by an unrealized gain.

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

For the year ended December 31, 2025, we recorded unrealized appreciation of $64.3 million on 74 portfolio company investments which was offset by $84.5 million of unrealized depreciation on 93 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. $6.1 million of the net unrealized loss was driven by a change in deferred taxes. Additionally, $0.3 million of the net unrealized loss was driven by a change in unrealized appreciation on derivatives. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

For the year ended December 31, 2024, we recorded unrealized appreciation of $31.4 million on 160 portfolio company investments, which was offset by $105.6 million of unrealized depreciation on 183 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. Additionally, $2.1 million of the net unrealized loss was driven by a change in deferred taxes. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.
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

Non-GAAP Supplemental Disclosure:	For the years ended December 31,
	2025	2024	2023
Net investment income (loss)	$163,899	$188,389	$53,575
Less: purchase premium and other cost adjustments (1)	(1,889)	(12,687)	—
Adjusted net investment income after taxes	$162,010	$175,702	$53,575

Net realized and unrealized gains (losses)	$(59,581)	$(99,126)	$(8,796)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	11,111	36,049	—
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(9,222)	(23,362)	—
Adjusted net realized and unrealized gains (losses)	$(57,692)	$(86,439)	$(8,796)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the periods January 1, 2025 to December 31, 2025 and January 24, 2024 to December 31, 2024, respectively.
Our non-GAAP supplemental disclosure for the year ended December 31, 2023 was prior to the Mergers.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of December 31, 2025, we had issued 135.5 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of December 31, 2024, we had issued 135.5 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of December 31, 2023, we had issued 26.1 million shares of our Common Stock for net proceeds of $395.9 million, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of December 31, 2025, we had $120.7 million of cash. For the year ended December 31, 2025, net cash provided by operating activities was $6.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2025 was a result of purchases of investments of $1.1 billion, offset by sales and repayments of investments of $965.8 million. As of December 31, 2024, we had $130.8 million of cash. For the year ended December 31, 2024, net cash used in operating activities was $210.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the year ended December 31, 2024 was primarily a result of purchases of investments of $1.1 billion, offset by sales and repayments of investments of $651.2 million as well as cash received in the Mergers of $58.5 million. As of December 31, 2023, we had $55.2 million of cash. For the year ended December 31, 2023, net cash provided by operating activities was $66.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the year ended December 31, 2023 was primarily a result of purchases of investments of $77.0 million, partially offset by sales and repayments of investments of $101.7 million.

Net cash used in financing activities of $16.2 million during the year ended December 31, 2025 primarily related to repayments of secured borrowings of $29.1 million, payments on debt of $1.2 billion, payments of financing costs of $9.3 million, common stockholder distributions of $132.1 million, and preferred stockholder distributions of $6.3 million offset by proceeds from debt of $1.4 billion. Net cash provided by financing activities of $285.8 million during the year ended December 31, 2024 primarily related to payments on debt of $1.1 billion, payments of financing costs of $7.6 million, common stockholder distributions of $111.9 million, preferred stockholder distributions of $7.3 million, and repurchases of common stock of $43.0 million partially offset by proceeds from debt of $1.6 billion and proceeds from issuance of shares of common stock of $0.9 million. Net cash used in financing activities of $37.1 million during the year ended December 31, 2023 primarily related to payments on debt of $443.9 million, repayments on short-term borrowings of $89.4 million, common stockholder distributions of $31.2 million, and preferred stockholder distributions of $7.6 million partially offset by proceeds from issuance of shares of common stock of $9.9 million, proceeds from issuance of shares of preferred stock of $41.4 million, proceeds from debt of $384.0 million, proceeds from short-term borrowings of $68.6 million, and proceeds from secured borrowings of $33.3 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of December 31, 2025, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of December 31, 2025, our asset coverage ratio was 179%.
As of December 31, 2025, we had $864.8 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of December 31, 2024, we had $240.1 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of December 31, 2023, we had $78.0 million of availability under the JPM Credit Facility (subject to borrowing base availability), and had approximately $0.9 million of uncalled capital commitments to purchase shares of our Common Stock.We expect to have sufficient liquidity for our investing activities and to conduct our operations for the next 12 months.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the years ended December 31,
	2025	2024	2023
Distributions declared	$167,720	$144,981	$43,574
Distributions paid	$167,720	$144,994	$43,594
Portion of distributions paid in cash	$132,052	$111,888	$31,155
Portion of distributions paid in DRIP shares	$35,668	$33,106	$12,439

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	For the years ended December 31,
	2025	2024	2023
Distributions declared	$6,336	$7,256	$7,615
Distributions paid	$6,336	$7,256	$7,615
Portion of distributions paid in cash	$6,336	$7,256	$7,615
Portion of distributions paid in DRIP shares	$—	$—	$—
Our components of the distributions for the year ended December 31, 2023 was prior to the Mergers.
We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2025, 2024, and 2023 no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our fiscal year ended December 31, 2025 are reported to stockholders shortly after the end of the calendar year 2025 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2025, 2024, and 2023 we incurred $3.1 million, $3.1 million, and $1.2 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of December 31, 2025, the aggregate principal amount outstanding of the senior securities issued by us was $2.3 billion and our asset coverage was 179%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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

2030 Notes
On October 2, 2025, the Company and U.S. Bank Trust Company, National Association entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) to the 2021 Indenture, relating to the Company’s issuance of $300.0 million aggregate principal amount of its 6.00% notes due 2030 (the “2030 Notes”).
The 2030 Notes will mature on October 2, 2030, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Fourth Supplemental Indenture. The 2030 Notes bear interest at a rate of 6.00% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2, 2026. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables incurred by the Company’s consolidated and unconsolidated subsidiaries, financing vehicles or similar facilities).
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
In connection with the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 6.00% per annum and pays a floating interest rate of SOFR + 2.515% per annum on $300 million of the 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The carrying value of the 2030 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. Please see “Note 6. Derivatives” for additional detail.
See Note 5 - Borrowings to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of our borrowings.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2025 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$962,969	$—	$—	$962,969	$—
JPM Revolver Facility (2)	2,216	—	—	2,216	—
Wells Fargo Credit Facility (3)	300,000	—	300,000	—	—
2026 Notes	300,000	300,000	—	—	—
2029 Notes	398,759	—	—	398,759	—
2030 Notes (4)	296,096	—	—	296,096	—
Total	$2,260,040	$300,000	$300,000	$1,660,040	$—
—–—–—–—–—–
(1) As of December 31, 2025, we had $87.0 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of December 31, 2025, we had $777.8 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(3) As of December 31, 2025, we had no unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(4) The carrying value of the 2030 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2025 and December 31, 2024, we had unfunded commitments of $701.3 million and $449.5 million, respectively. We maintain sufficient cash on hand, and available borrowings to fund such unfunded commitments. Please refer to Note 7 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates. Our critical accounting estimates should be read in connection with our risk factors described in Part I., Item 1A. “Risk Factors.”
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
As of December 31, 2025, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.15% and a fixed rate debt, bearing a weighted average interest rate of 5.82% with a total carrying value (net of deferred financing costs) of $2.2 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 365 Basis Points	$(77,487)
(-) 200 Basis Points	$(42,439)
(-) 100 Basis Points	$(21,220)
(-) 50 Basis Points	$(10,610)
(+) 50 Basis Points	$10,610
(+) 100 Basis Points	$21,220
(+) 200 Basis Points	$42,439

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
Management’s Annual Report on Internal Control Over Financial Reporting
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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
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
ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
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

Except for the foregoing information regarding our Code of Ethics for Senior Officers, the information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).
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

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2025).[3]

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K, filed on March 17, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 29, 2021).

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

4.4
Third Supplemental Indenture, dated as of May 6, 2024, relating to the 7.20% Notes due 2029, by and between the Company, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

4.5	Form of 7.20% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 7, 2024).

4.6
Fourth Supplemental Indenture, dated as of October 2, 2025, relating to the 6.00% Notes due 2030, by and among the Company, J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 3, 2025).

4.7	Form of 6.00% Notes due 2030 (included in, and incorporated by reference to, Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 3, 2025)

4.8
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

10.14
Second Amendment to Loan and Security Agreement, dated as of June 30, 2025, among FBCC Jupiter, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2025).

10.15
Third Amendment to Loan and Security Agreement, dated as of September 9, 2025, among FBCC Jupiter, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent (incorporate by reference to exhibit 10.1 to the Company's Quarterly Report on From 10-Q filed on November 12, 2025).

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

99.1	Audited Financial Statements of FBLC Senior Loan Fund, LLC and Subsidiaries for the Year Ended December 31, 2025.

99.2
Audited Financial Statements of FBLC Senior Loan Fund, LLC and Subsidiaries for the Year Ended December 31, 2024 (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed on March 14, 2025).

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2026.

FRANKLIN BSP CAPITAL CORPORATION

By:
/s/ Richard J. Byrne
Name: Richard J. Byrne

Title: Chief Executive Officer and Chairman of the Board of Directors

* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2026

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2026

/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 16, 2026

/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 16, 2026

/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 16, 2026

/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 16, 2026

/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 16, 2026

Franklin BSP Capital Corporation

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Franklin BSP Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Franklin BSP Capital Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, brokers and others; when replies were not received from brokers and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 16, 2026

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $720,008 and $800,240, respectively)	$686,505	$785,556
Affiliate Investments, at fair value (amortized cost of $58,945 and $37,723, respectively)	49,827	35,596
Non-Affiliated Investments, at fair value (amortized cost of $3,399,401 and $3,215,215, respectively)	3,334,676	3,144,923
Investments, at fair value (amortized cost of $4,178,354 and $4,053,178, respectively)	4,071,008	3,966,075
Cash and cash equivalents	100,581	119,096
Restricted cash	20,102	11,664
Interest and dividends receivable	49,421	52,467
Receivable for unsettled trades	2,397	5,090
Prepaid expenses and other assets	4,378	6,916
Due from broker	—	7,690
Total assets	$4,247,887	$4,168,998

Liabilities:
Debt (net of deferred financing costs of $14,922 and $8,547, respectively)	$2,245,118	$2,054,738
Secured borrowings	—	30,758
Management fees payable	15,438	15,181
Incentive fees on income payable	8,355	9,017
Accounts payable and accrued expenses	31,575	27,761
Payable for unsettled trades	—	23,995
Interest and debt fees payable	28,253	18,237
Directors' fees payable	16	16
Other liabilities	1,292	1,502
Unrealized loss on derivatives	336	—
Total liabilities	2,330,383	2,181,205
Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at both December 31, 2025 and December 31, 2024	77,434	77,416
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 135,487,319 issued and outstanding at December 31, 2025, and 135,487,595 issued and outstanding at December 31, 2024	135	135
Additional paid in capital	2,530,983	2,517,890
Total distributable earnings (loss)	(691,048)	(607,648)
Total net assets attributable to common stock	1,840,070	1,910,377
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,247,887	$4,168,998

Net asset value per share attributable to common stock	$13.58	$14.10
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Investment income:
From Control Investments:
Interest income	$23,710	$30,848	$4,435
Dividend income	52,381	53,880	2,700
Fee and other income	—	—	7
Total investment income from Control Investments	76,091	84,728	7,142
From Affiliate Investments:
Interest income	2,125	3,924	—
Dividend income	—	700	—
Payment-in-kind income	871	1,189	—
Fee and other income	—	1	—
Total investment income from Affiliate Investments	2,996	5,814	—
From Non-Affiliated Investments:
Interest income	310,203	295,421	80,696
Dividend income	1,264	219	134
Payment-in-kind income	20,612	21,722	3,202
Fee and other income	3,626	1,050	1,782
Total investment income from Non-Affiliated Investments	335,705	318,412	85,814
Interest from cash and cash equivalents	3,667	4,323	1,729
Total investment income	418,459	413,277	94,685
Operating expenses:
Management fees	61,135	54,092	4,187
Incentive fee on income	33,018	35,951	7,704
Interest and debt fees	140,710	117,449	31,149
Professional fees	7,444	7,545	2,050
Other general and administrative	7,061	6,828	2,073
Administrative services	865	917	302
Directors' fees	1,000	1,097	1,015
Total expenses	251,233	223,879	48,480
Incentive fee waiver	—	—	(7,704)
Expenses, net of incentive fee waiver	251,233	223,879	40,776
Net investment income (loss) before income taxes	167,226	189,398	53,909
Income tax expense, including excise tax	3,327	1,009	334
Net investment income (loss)	163,899	188,389	53,575

Realized and unrealized gain (loss):
Net realized gain (loss)
Control Investments	(134)	(8)	—
Affiliate Investments	15	565	—
Non-Affiliated Investments	(32,760)	(23,382)	496
Net realized loss on extinguishment of debt	—	—	(1,483)
Net realized gain (loss) on derivatives	21	—	—
Total net realized gain (loss)	(32,858)	(22,825)	(987)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Net change in unrealized appreciation (depreciation) on investments
Control Investments	$(18,819)	$(14,734)	$8
Affiliate Investments	(8,304)	(2,127)	—
Non-Affiliated Investments	6,880	(57,352)	(7,049)
Net change in deferred taxes	(6,144)	(2,088)	(768)
Net change in unrealized appreciation (depreciation) on derivatives	(336)	—	—
Total net change in unrealized appreciation (depreciation) on investments	(26,723)	(76,301)	(7,809)
Net realized and unrealized gain (loss)	(59,581)	(99,126)	(8,796)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$104,318	$89,263	$44,779
Accretion to redemption value of Series A redeemable convertible preferred stock	(18)	(18)	(17)
Accrual of Series A redeemable convertible preferred stock distributions	(6,336)	(7,256)	(7,615)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$97,964	$81,989	$37,147

Per share information
Net investment income (loss)	$1.21	$1.47	$2.11
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.77	$0.70	$1.77
Basic and diluted earnings (loss) per share	$0.73	$0.64	$1.41
Weighted average common shares outstanding	135,044,742	128,075,163	25,464,652

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Operations:
Net investment income (loss)	$163,899	$188,389	$53,575
Net realized gain (loss) from investments	(32,879)	(22,825)	(987)
Net realized gain (loss) on derivatives	21	—	—
Net change in unrealized appreciation (depreciation) on investments	(20,243)	(74,213)	(7,041)
Net change in unrealized appreciation (depreciation) on derivatives	(336)	—	—
Net change in deferred taxes	(6,144)	(2,088)	(768)
Accretion to redemption value of Series A redeemable convertible preferred stock	(18)	(18)	(17)
Accrual of Series A redeemable convertible preferred stock distributions	(6,336)	(7,256)	(7,615)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	97,964	81,989	37,147
Stockholder distributions:
Common stockholder distributions	(167,720)	(144,981)	(43,574)
Net decrease in net assets attributable to common stock from stockholder distributions	(167,720)	(144,981)	(43,574)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	900	9,686
Issuance of common stock in connection with the Mergers	—	1,594,261	—
Reinvestment of common stockholder distributions	35,668	33,106	12,439
Repurchases of common stock	(36,219)	(43,017)	—
Net increase (decrease) in net assets attributable to common stock from capital share transactions	$(551)	1,585,250	22,125
Total increase (decrease) in net assets attributable to common stock	(70,307)	1,522,258	15,698
Net assets at beginning of period attributable to common stock	1,910,377	388,119	372,421
Net assets at end of period attributable to common stock	$1,840,070	$1,910,377	$388,119

Net asset value per share attributable to common stock	$13.58	$14.10	$14.88
Common shares outstanding at end of period	135,487,319	135,487,595	26,080,389

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$104,318	$89,263	$44,779
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(21,483)	(22,911)	(3,202)
Net accretion of discount on investments	(9,572)	(21,509)	(1,760)
Amortization of deferred financing costs	2,959	1,307	1,031
Accretion of discount on unsecured notes	814	421	—
Amortization of premium on unsecured notes	(282)	(49)	—
Sales and repayments of investments	965,756	651,176	101,707
Purchases of investments	(1,094,441)	(1,102,120)	(77,021)
Net realized (gain) loss from investments	32,879	22,825	(496)
Net realized (gain) loss on derivatives	(21)	—	—
Extinguishment of debt	—	—	1,483
Net change in carrying value of unsecured notes attributed to hedging	(609)	—	—
Net change in unrealized (appreciation) depreciation on investments	20,243	74,213	7,041
Net change in unrealized (appreciation) depreciation on derivatives	336	—	—
(Increase) decrease in operating assets:
Interest and dividend receivable	3,046	(3,277)	(1,722)
Receivable for unsettled trades	2,693	(3,178)	291
Prepaid expenses and other assets	2,538	2,552	(3,324)
Due from broker	7,690	647	(8,336)
Cash received in the Mergers	—	58,478	—
Increase (decrease) in operating liabilities:
Management fees payable	257	11,439	59
Incentive fees on income payable	(661)	5,886	—
Accounts payable and accrued expenses	3,814	(3,297)	1,584
Payable for unsettled trades	(23,995)	23,995	—
Interest and debt fees payable	10,016	3,321	5,529
Directors' fees payable	—	(410)	158
Other liabilities	(211)	945	(1,699)
Net cash provided by (used in) operating activities	$6,084	$(210,283)	$66,102

Financing activities
Proceeds from secured borrowings	$—	$—	$33,344
Repayments of secured borrowings	(29,052)	—	—
Proceeds from issuance of shares of common stock	—	900	9,922
Proceeds from issuance of shares of preferred stock	—	—	41,353
Repurchase of common stock	(36,219)	(43,017)	—
Proceeds from debt	1,372,833	1,578,697	384,000
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)

	For the years ended December 31,
	2025	2024	2023
Payments on debt	(1,176,000)	(1,123,974)	(443,900)
Proceeds from short-term borrowings	—	—	68,583
Repayments on short-term borrowings	—	—	(89,375)
Payments of financing costs	(9,335)	(7,641)	(2,276)
Common stockholder distributions	(132,052)	(111,888)	(31,155)
Preferred stockholder distributions	(6,336)	(7,256)	(7,615)
Net cash provided by (used in) financing activities	$(16,161)	$285,821	(37,119)

Net increase (decrease) in cash, cash equivalents and restricted cash	(10,077)	75,538	28,983
Cash, cash equivalents and restricted cash, beginning of period	130,760	55,222	26,239
Cash, cash equivalents and restricted cash, end of period	$120,683	$130,760	$55,222

	For the years ended December 31,
Supplemental and non-cash activities:	2025	2024	2023
Non-cash repayments of secured borrowings	$1,706	$2,586	$—
Interest and non-usage fees paid during the period	$125,764	$108,350	$17,889
Net taxes paid, including excise tax, during the period	$1,117	$4,346	$325
Distributions reinvested during the period	$35,668	$33,106	$12,439
Issuance of shares in connection with Mergers (1)	$—	$1,594,261	$—
(1) On January 24, 2024, in connection with the Mergers (as defined in Note 1 – Organization), the Company acquired net assets of $1,594.3 million for the total stock consideration of $1,598.9 million, inclusive of $4.6 million of transaction costs. For further details, refer to Note 19 – Merger with FBLC.

	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$100,581	$119,096	$48,541
Restricted cash	20,102	11,664	6,681
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$120,683	$130,760	$55,222

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 170.4% (d)
1236904 BC, Ltd. (e) (n)	Software		S+ 7.50% (11.33%), 3/4/2027	$3,511	$3,523	$3,511	0.2%
1236904 BC, Ltd. (e) (n) (p)	Software		S+ 5.50% (9.97%), 3/4/2027	4,588	4,531	4,588	0.2%
Accel International Holdings, LLC (e) (h)	Electrical Equipment		S+ 4.50%, 4/26/2032	—	(21)	(21)	0.0%
Accel International Holdings, LLC (e) (n) (p)	Electrical Equipment		S+ 4.50% (8.22%), 4/26/2032	27,685	27,553	27,560	1.6%
ADCS Clinics Intermediate Holdings, LLC (e)	Health Care Providers & Services		S+ 6.25% (10.05%), 5/7/2027	124	123	123	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.25% (10.15%), 5/7/2026	257	256	243	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.25% (9.95%), 5/7/2027	3,854	3,832	3,825	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.25% (10.05%), 5/7/2027	18,799	18,704	18,658	1.0%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.75%, 3.38% PIK, 5/8/2030	—	(61)	—	—%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.25% (9.98%), 5/8/2030	898	826	898	0.0%
Adelaide Borrower, LLC (e) (n) (p)	Software		S+ 6.75% (10.42%), 3.38% PIK, 5/8/2030	35,895	35,327	35,895	2.0%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (7.94%), 6/9/2028	1,977	1,975	1,516	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 5.00%, 6/10/2031	—	(31)	—	—%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 5.00%, 6/10/2031	—	(72)	—	—%
Amylu Borrower Sub, LLC (e) (n)	Food Products		S+ 5.00% (8.74%), 6/10/2031	39,435	39,067	39,436	2.1%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75%, 8/1/2031	—	(56)	(112)	0.0%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75%, 8/1/2031	—	(9)	(9)	0.0%
Arch Global Precision, LLC (e) (h)	Machinery		S+ 4.75% (8.52%), 1/23/2026	945	945	938	0.1%
Arch Global Precision, LLC (e)	Machinery		S+ 4.75% (8.52%), 4/1/2026	2,284	2,285	2,241	0.1%
Arch Global Precision, LLC (e) (n) (p)	Machinery		S+ 4.75% (8.52%), 4/1/2026	7,249	7,250	7,112	0.4%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (9.09%), 1/31/2032	3,243	3,204	3,243	0.2%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (8.92%), 1/31/2031	632	603	632	0.0%
Arctic Holdco, LLC (e) (n) (p)	Trading Companies & Distributors		S+ 5.25% (8.92%), 1/31/2032	45,922	45,515	45,922	2.6%
Armada Parent, Inc. (e)	Aerospace & Defense		S+ 5.25% (9.12%), 10/29/2030	3,841	3,804	3,841	0.2%
Armada Parent, Inc. (e) (h)	Aerospace & Defense		S+ 5.25%, 10/29/2030	—	(25)	—	—%
Armada Parent, Inc. (e) (n)	Aerospace & Defense		S+ 5.25% (9.07%), 10/29/2030	55,492	55,226	55,492	3.0%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/28/2031	—	(11)	—	—%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/26/2030	—	(14)	—	—%
Artifact Bidco, Inc. (e) (n) (p)	Software		S+ 4.15% (7.82%), 7/28/2031	10,875	10,784	10,875	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
AuditBoard, Inc. (e)	Software		S+ 4.50% (8.24%), 7/14/2031	$10,898	$10,802	$10,898	0.6%
AuditBoard, Inc. (e) (h)	Software		S+ 4.50%, 7/14/2031	—	(34)	—	—%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.17%), 7/14/2031	22,887	22,690	22,887	1.2%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.24%), 7/14/2031	5,742	5,702	5,742	0.3%
Aventine Holdings, LLC (e) (n)	Entertainment		S+ 6.00% (9.77%), 3.50% PIK, 6/18/2029	9,939	9,889	9,809	0.5%
Aventine Holdings, LLC (e) (n) (p)	Entertainment		S+ 6.00% (9.77%), 3.50% PIK, 6/18/2029	25,106	24,975	24,777	1.3%
Axiom Global, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.44%), 10/2/2028	46,658	46,487	46,659	2.5%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.72%), 3/19/2031	22,639	22,357	22,639	1.2%
Azurite Intermediate Holdings, Inc. (e) (h)	Software		S+ 6.00%, 3/19/2031	—	(40)	—	—%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.72%), 3/19/2031	9,961	9,837	9,961	0.5%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(10)	(29)	0.0%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(31)	(31)	0.0%
Bayou Holdings Buyer, Inc. (e) (n)	Professional Services		S+ 4.75% (8.42%), 9/18/2031	21,303	21,201	21,200	1.2%
BCPE Oceandrive Buyer, Inc. (e) (h) (l)	Health Care Providers & Services		18.00% PIK, 4/30/2035	—	(163)	—	—%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.19%) PIK, 4/30/2035	4,984	4,984	4,984	0.3%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.19%) PIK, 4/30/2035	8,307	8,307	8,307	0.5%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50% (8.17%), 11/18/2031	5,209	5,087	5,209	0.3%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 11/18/2031	—	(54)	—	—%
Big Apple Advisory, LLC (e) (n) (p)	Financial Services		S+ 4.50% (8.24%), 11/18/2031	47,166	46,779	47,166	2.7%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75%, 7/10/2031	—	(17)	—	—%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.68%), 7/10/2031	1,551	1,536	1,551	0.1%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.42%), 7/10/2031	1,691	1,672	1,691	0.1%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.42%), 7/10/2031	20	14	20	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Commercial Services & Supplies		S+ 5.00% (8.67%), 7/10/2031	5,410	5,352	5,410	0.3%
Capstone Acquisition Holdings, Inc. (e)	Air Freight & Logistics		S+ 4.50% (8.32%), 11/13/2029	208	206	208	0.0%
Capstone Acquisition Holdings, Inc. (e) (n)	Air Freight & Logistics		S+ 4.50% (8.32%), 11/13/2029	20,550	20,555	20,550	1.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25% (7.92%), 11/18/2031	1,592	1,559	1,592	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25%, 11/18/2031	$—	$(23)	$—	—%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Financial Services		S+ 4.25% (7.92%), 11/18/2031	11,620	11,521	11,620	0.6%
CCI Buyer, Inc. (e) (h)	Wireless Telecommunication Services		S+ 5.00%, 5/13/2032	—	(28)	—	—%
CCI Buyer, Inc. (e) (n) (p)	Wireless Telecommunication Services		S+ 5.00% (8.67%), 5/13/2032	52,128	51,622	52,129	2.9%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (9.85%), 6/23/2027	10,305	10,249	10,305	0.6%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (9.85%), 6/23/2027	15,186	14,929	15,186	0.8%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(17)	(34)	0.0%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(51)	(51)	0.0%
Charter Industries Holdings, LLC (e) (n)	Distributors		S+ 4.75% (8.74%), 10/1/2032	30,096	29,798	29,807	1.6%
Cliffwater, LLC (e) (h)	Financial Services		S+ 4.75%, 4/22/2032	—	(26)	—	—%
Cliffwater, LLC (e) (n) (p)	Financial Services		S+ 4.75% (8.47%), 4/22/2032	30,154	29,871	30,154	1.6%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 5.00% (8.78%), 9/10/2031	780	746	715	0.0%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 5.00%, 9/10/2031	—	(29)	(32)	0.0%
Coalesce Merlin Purchaser, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.00% (8.72%), 9/10/2031	17,415	17,307	17,300	0.9%
Cold Spring Brewing, Co. (e) (n) (p)	Beverages		S+ 4.75% (8.49%), 12/10/2030	20,556	20,386	20,556	1.1%
Communication Technology Intermediate, LLC (e) (h)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	1,188	1,183	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	24,672	24,612	24,672	1.3%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	24,357	24,223	24,357	1.3%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	2,420	2,402	2,420	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	8,582	8,568	8,582	0.5%
Consolidated Precision Products Corp. (e) (q)	Aerospace & Defense		10.14%, 1/1/2030	21,531	21,531	21,867	1.2%
Corfin Industries, LLC (e)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	1,549	1,550	1,549	0.1%
Corfin Industries, LLC (e)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	9,435	9,442	9,435	0.5%
Corfin Industries, LLC (e) (n) (p)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	15,849	15,853	15,849	0.9%
Corfin Industries, LLC (e) (n) (p)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	19,582	19,406	19,582	1.1%
Coronis Health I, LLC (e) (h) (m)	Health Care Technology		S+ 4.50% (8.35%), 5/1/2030	532	532	532	0.0%
Coronis Health I, LLC (e) (m)	Health Care Technology		S+ 7.00% (10.85%) PIK, 5/1/2031	4,225	4,225	4,225	0.2%
Demakes Borrower, LLC (e) (n)	Consumer Staples Distribution & Retail		S+ 6.00% (9.67%), 12/12/2029	17,577	17,280	17,577	1.0%
Einstein Parent, Inc. (e) (h)	Software		S+ 6.50%, 1/22/2031	—	(39)	(12)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Einstein Parent, Inc. (e) (n) (p)	Software		S+ 6.50% (10.36%), 1/22/2031	$22,317	$21,926	$22,206	1.2%
Electric Power Engineers, LLC (e) (h)	Professional Services		S+ 4.50%, 12/31/2031	—	(57)	—	—%
Electric Power Engineers, LLC (e) (h)	Professional Services		S+ 4.50%, 12/31/2031	—	(46)	—	—%
Electric Power Engineers, LLC (e) (n) (p)	Professional Services		S+ 4.50% (8.17%), 12/31/2031	27,909	27,662	27,909	1.5%
Electro-Methods, LP (e) (h)	Machinery		S+ 4.75%, 2/23/2032	—	(109)	—	—%
Electro-Methods, LP (e) (n) (p)	Machinery		S+ 4.75% (8.62%), 2/23/2032	34,412	33,949	34,412	1.9%
Eliassen Group, LLC (e) (n)	Professional Services		S+ 5.75% (9.42%), 4/14/2028	1,344	1,342	1,344	0.1%
Eliassen Group, LLC (e) (n) (p)	Professional Services		S+ 5.75% (9.42%), 4/14/2028	16,802	16,728	16,802	0.9%
Faraday Buyer, LLC (e) (n)	Electrical Equipment		S+ 6.00% (9.67%), 10/11/2028	40,804	40,803	40,805	2.3%
Faraday Buyer, LLC (e) (n)	Electrical Equipment		S+ 6.00% (9.67%), 10/11/2028	8,644	8,543	8,644	0.5%
FGT Purchaser, LLC (e) (h)	Specialty Retail		S+ 5.50%, 3.00% PIK, 9/13/2028	—	(4)	(296)	0.0%
FGT Purchaser, LLC (e) (n)	Specialty Retail		S+ 5.50% (9.27%) 3.00% PIK, 9/13/2028	31,120	31,064	28,164	1.5%
Florida Food Products, LLC (n)	Food Products		S+ 5.00% (9.05%), 10/15/2030	10,073	9,973	7,555	0.4%
Florida Food Products, LLC (e) (n)	Food Products		S+ 5.50% (9.43%), 10/15/2030	2,011	1,917	1,916	0.1%
Florida Food Products, LLC (n)	Food Products		S+ 5.50% (9.43%), 10/15/2030	1,916	1,897	1,890	0.1%
Flow Traders Holding, LLC (a) (e) (h)	Capital Markets		S+ 5.00%, 10/29/2031	—	(91)	(91)	0.0%
Flow Traders Holding, LLC (a) (e)	Capital Markets		S+ 5.00% (8.84%), 10/29/2031	16,631	16,385	16,389	0.9%
FloWorks International, LLC (e)	Machinery		S+ 4.75% (8.57%), 11/26/2031	4,958	4,912	4,958	0.3%
FloWorks International, LLC (e) (n) (p)	Machinery		S+ 4.75% (8.57%), 11/26/2031	39,366	39,023	39,366	2.1%
Foresight Energy Operating, LLC (e)	Oil, Gas & Consumable Fuels		S+ 8.00% (11.77%), 6/30/2027	1,037	1,038	1,037	0.1%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.17%), 9/29/2028	920	903	920	0.0%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.19%), 9/29/2028	581	573	581	0.0%
Galway Borrower, LLC (e) (n)	Insurance		S+ 4.50% (8.17%), 9/29/2028	38,101	38,019	38,101	2.1%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(17)	(33)	0.0%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(25)	(49)	0.0%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(25)	(25)	0.0%
Groome Purchaser, LLC (e) (n)	Commercial Services & Supplies		S+ 4.75% (8.48%), 8/29/2031	16,523	16,363	16,368	0.9%
High Street Buyer, Inc. (e) (h)	Insurance		S+ 4.50% (8.17%), 4/14/2028	3,478	3,356	3,259	0.2%
Hometown Food, Co. (e) (n) (p)	Food Products		S+ 4.50% (8.28%), 12/3/2030	15,106	14,964	14,973	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	$4,615	$4,584	$4,615	0.3%
Hospice Care Buyer, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50% (10.41%), 1/9/2028	2,085	2,081	2,085	0.1%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	2,132	2,116	2,132	0.1%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	24,828	24,645	24,828	1.3%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.13%), 1/9/2028	6,444	6,394	6,444	0.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	8,401	8,336	8,401	0.5%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	3,528	3,501	3,528	0.2%
ICAT Intermediate Holdings, LLC (e) (h)	Ground Transportation		S+ 6.25% (9.97%), 3/1/2029	2,171	2,092	2,050	0.1%
ICAT Intermediate Holdings, LLC (e) (h)	Ground Transportation		S+ 6.25%, 3/1/2029	—	(19)	(18)	0.0%
ICAT Intermediate Holdings, LLC (e) (n)	Ground Transportation		S+ 6.25% (9.97%), 3/1/2029	17,307	17,050	17,066	0.9%
ICR Operations, LLC (e) (h)	Professional Services		S+ 5.50% (9.33%), 11/22/2027	3,784	3,753	3,784	0.2%
ICR Operations, LLC (e) (n)	Professional Services		S+ 5.50% (9.32%), 11/22/2028	40,839	40,423	40,839	2.2%
ICR Operations, LLC (e) (n)	Professional Services		S+ 5.50% (9.32%), 11/22/2028	2,219	2,197	2,219	0.1%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00%, 6/30/2032	—	(36)	(72)	0.0%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00% (8.72%), 6/30/2032	865	804	804	0.0%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Machinery		S+ 5.00% (8.67%), 6/30/2032	42,268	41,861	41,876	2.4%
IG Investments Holdings, LLC (e) (h)	Professional Services		S+ 5.00%, 9/22/2028	—	(19)	—	—%
IG Investments Holdings, LLC (e) (n)	Professional Services		S+ 5.00% (8.84%), 9/22/2028	26,001	26,001	26,001	1.4%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25% (9.07%), 5/23/2028	4,007	3,925	4,007	0.2%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25%, 5/23/2028	—	(23)	—	—%
Indigo Buyer, Inc. (e) (n)	Containers & Packaging		S+ 5.25% (9.09%), 5/23/2028	60,879	60,879	60,879	3.3%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(16)	(31)	0.0%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(20)	(20)	0.0%
InhabitIQ, Inc. (e) (n) (p)	Software		S+ 4.50% (8.22%), 1/12/2032	26,009	25,898	25,897	1.4%
Integrated Efficiency Solutions, Inc. (e) (m)	Electrical Equipment		7.50%, 12/31/2027	1,378	1,379	1,378	0.1%
Integrated Global Services, Inc. (e) (h)	Commercial Services & Supplies		S+ 5.00%, 3/6/2032	—	(36)	(72)	0.0%
Integrated Global Services, Inc. (e) (h)	Commercial Services & Supplies		P+ 4.00% (10.75%), 3/6/2031	1,641	1,561	1,560	0.1%
Integrated Global Services, Inc. (e) (n) (p)	Commercial Services & Supplies		S+ 5.00% (8.74%), 3/6/2032	32,581	32,131	32,151	1.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
International Cruise & Excursion Gallery, Inc. (e) (p)	Hotels, Restaurants & Leisure		S+ 6.00% (9.67%), 12/29/2028	$1,358	$1,358	$1,358	0.1%
IQN Holding Corp. (e)	Software		S+ 5.75% (9.42%) 3.13% PIK, 5/2/2029	5,790	5,790	5,790	0.3%
IQN Holding Corp. (e) (h)	Software		S+ 5.25% (8.92%), 5/2/2028	988	986	988	0.1%
IQN Holding Corp. (e) (n) (p)	Software		S+ 5.75% (9.42%) 3.13% PIK, 5/2/2029	17,329	17,248	17,329	0.9%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.32%), 12/10/2029	21,622	21,495	21,622	1.2%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50%, 12/10/2029	—	(20)	—	—%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.32%), 12/10/2029	42,173	42,029	42,173	2.3%
Labrie Environmental Group, LLC (a) (e)	Machinery		S+ 5.50% (9.32%), 4/23/2027	21,666	21,427	21,666	1.2%
Lakeland Tours, LLC (e) (j) (n) (p)	Diversified Consumer Services		20.00% PIK, 9/25/2027	90	84	45	0.0%
Lakeland Tours, LLC (e) (j) (p)	Diversified Consumer Services		10.00%, 9/25/2027	6,118	4,518	1,414	0.1%
LaserShip, Inc.	Ground Transportation		S+ 8.50% (12.43%) 7.00% PIK, 8/10/2029	2,888	2,888	838	0.0%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.25% (8.97%), 3/31/2031	4,159	4,048	3,987	0.2%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.25%, 3/31/2031	—	(44)	(44)	0.0%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (8.97%), 3/31/2031	19,054	18,873	18,884	1.0%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (8.97%), 3/31/2031	19,312	19,044	19,059	1.0%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(78)	(154)	0.0%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(110)	(110)	0.0%
Lighthouse Intelligence, Ltd. (a) (e)	Software		S+ 5.00% (8.72%) 2.50% PIK, 4/10/2030	22,660	22,361	22,370	1.2%
LSF12 Donnelly Bidco, LLC (e) (n)	Machinery		S+ 6.50% (10.22%), 10/2/2029	18,739	18,427	18,739	1.0%
Mandrake Bidco, Inc. (e) (h)	Machinery		S+ 4.50%, 8/20/2030	—	(81)	—	—%
Mandrake Bidco, Inc. (e) (n) (p)	Machinery		S+ 4.50% (8.34%), 8/20/2031	55,557	55,084	55,557	3.0%
Manna Pro Products, LLC (e)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	3,973	3,920	3,341	0.2%
Manna Pro Products, LLC (e) (h)	Specialty Retail		S+ 6.50%, 3.50% PIK, 12/10/2029	—	(22)	(430)	0.0%
Manna Pro Products, LLC (e) (p)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	1,894	1,869	1,593	0.1%
Manna Pro Products, LLC (e) (p)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	6,812	6,721	5,729	0.3%
Manna Pro Products, LLC (e) (p)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	24,024	23,702	20,204	1.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
McDonald Worley, P.C. (e) (h) (j)	Professional Services		26.00% PIK, 12/31/2025	$39,353	$14,018	$6,513	0.4%
Medical Management Resource Group, LLC (e) (h)	Health Care Providers & Services		S+ 5.75% (9.54%), 9/30/2026	772	768	744	0.0%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.52%), 9/30/2027	9,309	9,248	9,184	0.5%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.52%), 9/30/2027	22,538	22,388	22,233	1.2%
Megavolt Borrower, LLC (e) (n) (p)	Construction & Engineering		S+ 4.75% (8.42%), 2/13/2032	36,989	36,325	36,989	2.0%
MGTF Radio Company, LLC (e) (j) (l)	Media		S+ 6.00% (10.30%), 3/31/2026	45,021	45,020	11,408	0.6%
Michael Baker International, LLC (e)	Professional Services		S+ 4.50% (8.19%), 12/1/2028	18,787	18,224	18,223	1.0%
Midwest Can Company, LLC (e) (n) (p)	Containers & Packaging		S+ 6.00% (9.82%), 3/2/2026	27,902	27,902	27,902	1.5%
Mirra-Primeaccess Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.50% (10.60%), 7/29/2026	8,442	8,437	7,316	0.4%
Mirra-Primeaccess Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.60%), 7/29/2026	68,088	68,020	61,279	3.3%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.42%), 2/10/2028	52	51	52	0.0%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.44%), 2/10/2028	11	11	11	0.0%
MRI Software, LLC (e)	Software		S+ 4.75% (8.75%), 2/10/2028	2,180	2,180	2,180	0.1%
MRI Software, LLC (e)	Software		S+ 4.75% (8.42%), 2/10/2027	6,734	6,704	6,734	0.4%
Muth Mirror Systems, LLC (e) (h) (j)	Automobile Components		11.00%, 4.00% PIK, 3/31/2027	1,051	998	396	0.0%
Muth Mirror Systems, LLC (e) (j)	Automobile Components		11.00%, 4.00% PIK, 3/31/2027	15,248	14,188	7,624	0.4%
MWH Intermediate II, LLC (e) (h)	Financial Services		S+ 4.50% (8.23%), 8/27/2032	2,005	1,966	1,941	0.1%
MWH Intermediate II, LLC (e) (h)	Financial Services		S+ 4.50%, 8/29/2031	—	(13)	(13)	0.0%
MWH Intermediate II, LLC (e) (n)	Financial Services		S+ 4.50% (8.19%), 8/27/2032	15,393	15,279	15,284	0.8%
Norvax, LLC (e)	Insurance		S+ 11.39% (15.28%) 6.89% PIK, 8/6/2029	371	371	354	0.0%
Norvax, LLC (e)	Insurance		S+ 5.50% (9.24%), 8/5/2029	228	228	228	0.0%
Odessa Technologies, Inc. (e) (h)	Software		S+ 5.50%, 10/19/2027	—	(10)	—	—%
Odessa Technologies, Inc. (e) (n)	Software		S+ 5.50% (9.27%), 10/19/2027	20,236	20,195	20,236	1.1%
ORG GC Holdings, LLC (e) (m)	Professional Services		S+ 6.50% (10.43%), 11/29/2026	10,111	10,122	10,111	0.5%
Palmdale Oil Co., LLC (e)	Oil, Gas & Consumable Fuels		S+ 4.75% (8.38%), 12/12/2031	3,351	3,335	3,335	0.2%
PetVet Care Centers, LLC (e) (h)	Health Care Providers & Services		S+ 6.00% (9.84%), 11/15/2029	403	390	210	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Health Care Providers & Services		S+ 6.00% (9.72%), 11/15/2030	30,296	29,851	28,841	1.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Pie Buyer, Inc. (e)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/6/2026	$2,581	$2,581	$2,323	0.1%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/5/2027	8,653	8,637	7,787	0.4%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/5/2027	2,269	2,267	2,042	0.1%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/5/2027	39,979	39,895	35,981	2.0%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.49%), 4/5/2027	2,956	2,950	2,660	0.1%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.32%), 1.50% PIK, 8/22/2029	4,600	4,600	4,600	0.2%
Pluralsight, LLC (e)	Software		S+ 7.50% (11.32%) PIK, 8/22/2029	7,917	7,917	7,422	0.4%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.32%) 1.50% PIK, 8/22/2029	2,336	2,336	2,336	0.1%
Pluto Acquisition I, Inc.	Health Care Providers & Services		S+ 5.50% (9.19%), 6/20/2028	3,304	3,304	3,337	0.2%
Questex, Inc. (e) (h)	Media		S+ 5.50%, 5/15/2029	—	(26)	(32)	0.0%
Questex, Inc. (e) (p)	Media		S+ 5.50% (9.38%), 5/15/2029	14,949	14,725	14,703	0.8%
Reagent Chemical and Research, LLC (e)	Chemicals		S+ 5.25% (9.17%), 4/30/2031	5,605	5,526	5,605	0.3%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(107)	—	—%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (9.17%), 4/30/2031	44,416	43,719	44,417	2.4%
Relativity Oda, LLC (e) (n)	Software		S+ 4.50% (8.22%), 5/12/2029	7,717	7,696	7,717	0.4%
Rialto Management Group, LLC (e) (h)	Financial Services		S+ 5.00%, 12/5/2030	—	(6)	—	—%
Rialto Management Group, LLC (e) (n) (p)	Financial Services		S+ 5.00% (8.72%), 12/5/2030	20,178	20,004	20,178	1.1%
Roadsafe Holdings, Inc. (e) (n)	Transportation Infrastructure		S+ 5.75% (9.65%), 10/19/2027	7,286	7,291	7,286	0.4%
Roadsafe Holdings, Inc. (e) (n)	Transportation Infrastructure		S+ 5.75% (9.65%), 10/19/2027	6,779	6,759	6,779	0.4%
Roadsafe Holdings, Inc. (e) (n) (p)	Transportation Infrastructure		S+ 5.75% (9.63%), 10/19/2027	11,930	11,903	11,930	0.6%
Roadsafe Holdings, Inc. (e) (n) (p)	Transportation Infrastructure		P+ 4.75% (11.50%), 10/19/2027	1,075	1,062	1,075	0.1%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.75%, 11/12/2031	—	(83)	(166)	0.0%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.75%, 11/12/2031	—	(22)	(22)	0.0%
Saab Purchaser, Inc. (e) (n)	Software		S+ 4.75% (8.42%), 11/12/2031	17,877	17,702	17,705	1.0%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50%, 11/18/2027	—	(25)	(1,290)	(0.1)%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.33%), 11/18/2027	$37,166	$37,078	$33,449	1.8%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.33%), 11/18/2027	12,993	12,882	11,693	0.6%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Trading Companies & Distributors		S+ 5.25%, 12/3/2031	—	(19)	(38)	0.0%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Trading Companies & Distributors		S+ 5.25% (9.09%), 12/3/2031	24,800	24,588	24,589	1.3%
SCIH Salt Holdings, Inc. (e) (h)	Chemicals		C+ 3.50% (5.75%), 12/15/2026	330	328	315	0.0%
Sherlock Buyer Corp. (e) (h)	Professional Services		S+ 5.75%, 12/8/2029	—	(4)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Professional Services		S+ 5.75% (9.42%), 12/8/2030	15,558	15,509	15,558	0.8%
Simplifi Holdings, Inc. (e) (h)	Media		S+ 5.25% (9.07%), 6/30/2028	516	509	516	0.0%
Simplifi Holdings, Inc. (e) (n)	Media		S+ 5.25% (9.27%), 12/29/2028	49,524	49,159	49,524	2.7%
SitusAMC Holdings Corp. (e) (n) (p)	Financial Services		S+ 5.50% (9.17%), 5/14/2031	52,129	51,949	52,130	2.8%
Striper Buyer, LLC (e) (n)	Containers & Packaging		S+ 5.50% (9.32%), 12/30/2026	16,652	16,637	16,652	0.9%
SunMed Group Holdings, LLC (e) (h)	Health Care Equipment & Supplies		S+ 5.50%, 6/16/2027	—	(1)	—	—%
SunMed Group Holdings, LLC (e) (n)	Health Care Equipment & Supplies		S+ 5.50% (9.44%), 6/16/2028	12,438	12,345	12,438	0.7%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	63,545	927	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	11,280	164	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		12.00% PIK, 3/31/2023	6,022	4,742	6,022	0.3%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.63%), 12/15/2031	932	889	932	0.1%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.61%), 12/15/2031	859	852	859	0.0%
TEI Intermediate, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.25% (8.85%) 2.88% PIK, 12/15/2031	23,015	23,005	23,015	1.3%
The NPD Group, LP (e) (h)	Professional Services		S+ 4.25%, 12/1/2028	—	(19)	—	—%
The NPD Group, LP (e) (n)	Professional Services		S+ 4.25% (7.97%), 12/1/2029	52,102	51,600	52,102	2.8%
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 4.00% (7.83%), 5/18/2028	5,952	5,950	5,565	0.3%
Tivity Health, Inc. (e) (n)	Health Care Providers & Services		S+ 5.00% (8.72%), 6/28/2029	24,291	24,028	24,291	1.3%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.50%, 6/29/2029	—	(16)	—	—%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.50%, 6/29/2029	—	(9)	—	—%
Trinity Air Consultants Holdings Corp. (e)	Professional Services		S+ 4.50% (8.48%), 6/29/2029	16,224	16,070	16,224	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Triple Lift, Inc. (e) (h)	Media		S+ 5.75%, 5/5/2028	$—	$(37)	$(282)	0.0%
Triple Lift, Inc. (e) (n) (p)	Media		S+ 5.75% (9.60%), 5/5/2028	38,973	38,257	36,635	2.0%
Trystar, LLC (e) (h)	Electrical Equipment		S+ 4.25% (8.09%), 8/6/2031	2,926	2,861	2,926	0.2%
Trystar, LLC (e) (h)	Electrical Equipment		S+ 4.25%, 8/6/2031	—	(50)	—	—%
Trystar, LLC (e) (n) (p)	Electrical Equipment		S+ 4.25% (8.09%), 8/6/2031	24,549	24,340	24,549	1.3%
Trystar, LLC (e) (p)	Electrical Equipment		S+ 4.25% (8.09%), 8/6/2031	10,364	10,278	10,364	0.6%
Urban One, Inc. (b)	Media	12/18/2025	10.50%, 4/1/2030	245	235	235	0.0%
US Oral Surgery Management Holdco, LLC (e)	Health Care Providers & Services		S+ 5.25% (9.17%), 11/20/2028	5,050	5,029	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Health Care Providers & Services		S+ 5.25%, 11/20/2028	—	(3)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.19%), 11/20/2028	6,997	6,960	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.12%), 11/20/2028	6,098	6,079	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.17%), 11/20/2028	17,668	17,555	17,668	1.0%
US Salt Investors, LLC (e) (h)	Metals & Mining		S+ 5.25%, 7/20/2026	—	(2)	—	—%
US Salt Investors, LLC (e) (n)	Metals & Mining		S+ 5.25% (9.07%), 7/19/2028	25,657	25,397	25,657	1.4%
Vanco Payment Solutions, LLC (e) (h)	Software		S+ 4.75%, 12/1/2031	—	(5)	(5)	0.0%
Vanco Payment Solutions, LLC (e)	Software		S+ 4.75% (8.42%), 12/1/2031	11,259	11,202	11,147	0.6%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.25%, 3.38% PIK, 8/23/2031	—	(6)	—	—%
Varicent Intermediate Holdings Corp. (e)	Software		S+ 6.25% (9.92%) 3.38% PIK, 8/23/2031	5,423	5,376	5,423	0.3%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.25%, 3.38% PIK, 8/23/2031	—	(23)	—	—%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.25%, 3.38% PIK, 8/23/2031	—	(36)	—	—%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software		S+ 6.25% (9.92%) 3.38% PIK, 8/23/2031	21,107	20,862	21,107	1.1%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.75% (8.52%), 6/1/2029	1,551	1,536	1,551	0.1%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 4.75%, 6/1/2029	—	(13)	—	—%
Victors CCC Buyer, LLC (e) (n)	Professional Services		S+ 4.75% (8.48%), 6/1/2029	23,455	23,197	23,455	1.3%
West Coast Dental Services, Inc. (e) (h)	Health Care Providers & Services		S+ 5.75% (9.57%), 7/1/2028	3,630	3,596	2,898	0.2%
West Coast Dental Services, Inc. (e) (n)	Health Care Providers & Services		S+ 5.75% (9.57%), 7/1/2028	1,665	1,643	1,332	0.1%
West Coast Dental Services, Inc. (e) (n)	Health Care Providers & Services		S+ 5.75% (9.80%), 7/1/2028	27,874	27,571	22,299	1.2%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.50% (8.17%), 9/19/2031	4,429	4,355	4,429	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.50%, 9/19/2031	$—	$(56)	$—	—%
Westwood Professional Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 4.50% (8.17%), 9/19/2031	44,848	44,485	44,848	2.4%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.75%, 9/16/2032	—	(14)	(28)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.75%, 9/16/2032	—	(27)	(28)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (n)	Capital Markets		S+ 4.75% (8.47%), 9/16/2032	25,797	25,544	25,550	1.4%
WHCG Purchaser III, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.17%) 3.25% PIK, 6/29/2029	24,091	24,091	24,091	1.3%
WIN Holdings III Corp. (e) (h)	Diversified Consumer Services		S+ 5.00% (8.82%), 1/16/2028	1,192	1,178	1,192	0.1%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.82%), 7/16/2028	41,683	41,590	41,683	2.3%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.83%), 7/16/2028	9,915	9,776	9,915	0.5%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.85%), 7/16/2028	20,255	20,071	20,255	1.1%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 10/1/2032	—	—	(14)	0.0%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 10/1/2032	—	(19)	(19)	0.0%
Wipfli Advisory, LLC (e) (n)	Financial Services		S+ 4.50% (8.16%), 10/1/2032	16,096	16,055	16,057	0.9%
Zendesk, Inc. (e)	Software		S+ 5.00% (8.69%), 11/22/2028	10,462	10,364	10,462	0.6%
Zendesk, Inc. (e) (n)	Software		S+ 5.00% (8.69%), 11/22/2028	64,884	64,464	64,884	3.5%
Subtotal Senior Secured First Lien Debt			.		$3,215,223	$3,136,374	170.4%

Senior Secured Second Lien Debt - 8.3% (d)
Alera Group, Inc. (n) (p)	Insurance		S+ 5.50% (9.22%), 5/30/2033	$22,136	$22,028	$22,528	1.2%
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (11.33%), 6/11/2029	6,010	5,971	4,855	0.3%
Ascensus Group Holdings, Inc. (e)	Financial Services		S+ 5.25% (8.92%), 11/25/2033	16,682	16,599	16,600	0.9%
Corelogic, Inc. (n)	IT Services		S+ 6.50% (10.33%), 6/4/2029	9,272	8,760	9,326	0.5%
Coronis Health I, LLC (e) (m)	Health Care Technology		5.00% PIK, 5/1/2032	2,751	2,751	2,751	0.1%
Edelman Financial Center, LLC (n)	Capital Markets		S+ 5.25% (8.97%), 10/6/2028	9,500	9,485	9,468	0.5%
Integrated Efficiency Solutions, Inc. (e) (j) (m)	Electrical Equipment		10.00% PIK, 12/31/2027	2,143	1,075	668	0.0%
ORG GC Holdings, LLC (e) (j) (m)	Professional Services		18.00% PIK, 11/29/2027	7,026	6,226	2,810	0.2%
Pluto Acquisition I, Inc. (e) (n)	Health Care Providers & Services		S+ 8.75% (12.49%) PIK, 12/20/2028	40,167	35,489	32,134	1.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 6.75% (10.58%), 5/18/2029	$6,601	$6,591	$4,786	0.3%
Urban One, Inc. (b)	Media	12/18/2025	7.63%, 4/1/2031	951	827	490	0.0%
Victory Buyer, LLC (e) (n)	Building Products		S+ 7.00% (10.83%), 11/19/2029	45,990	44,243	45,990	2.5%
Subtotal Senior Secured Second Lien Debt					$160,045	$152,406	8.3%

Subordinated Debt - 14.1% (d)
Aventine Holdings, LLC (e) (n)	Entertainment		10.25% PIK, 12/22/2030	$48,681	$48,417	$41,466	2.4%
Kahala Aviation, LLC (e) (l)	Asset Based Financing		13.50%, 8/31/2031	33,911	33,874	33,911	1.8%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75% (11.66%), 12/31/2028	34,000	33,995	34,000	1.8%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75%, 12/31/2028	—	(58)	—	—%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.66%), 12/31/2028	62,600	62,609	62,601	3.4%
Siena Capital Finance, LLC (e) (l)	Asset Based Financing		12.50%, 4/25/2028	77,500	77,526	77,500	4.2%
Smile Brands, Inc. (e)	Health Care Providers & Services		14.50% PIK, 10/12/2028	62	62	9	0.0%
WHCG Purchaser III, Inc. (e) (j)	Health Care Providers & Services		10.00% PIK, 6/30/2030	20,416	8,388	9,645	0.5%
Subtotal Subordinated Debt					$264,813	$259,132	14.1%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Capital Markets	1/24/2024	S+ 11.00% (15.12%), 4/25/2031	$4,750	$4,253	$4,322	0.2%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Capital Markets	1/24/2024	S+ 4.55% (8.67%), 5/1/2026	232	226	62	0.0%
Sub Total Collateralized Securities - Debt Investments					$4,479	$4,384	0.2%

Collateralized Securities - Equity Investments - 0.0% (d) (s)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 4/25/2031	$31,603	$3,163	$—	—%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 1/20/2027	31,575	—	477	0.0%
Sub Total Collateralized Securities - Equity Investments					$3,163	$477	0.0%

Equity/Other - 28.2% (d) (f)
BCPE Oceandrive Buyer, Inc. (b) (e) (g) (l) (p)	Health Care Providers & Services	10/31/2025		265,831	$12,528	$12,528	0.7%
Black Mountain Sand, LLC (b) (e) (g) (q)	Energy Equipment & Services	7/1/2025		55,436	2,170	1,304	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	6/23/2022		1,680	1,680	2,386	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	8/22/2025		270	446	636	0.0%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g) (m)	Entertainment	1/24/2024		1,413,708	16,128	14,632	0.8%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	3,107	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Coronis Health I, LLC (b) (e) (g) (m)	Health Care Technology	5/1/2025		5,319	$4,900	$4,900	0.3%
CRS-SPV, Inc. (b) (e) (g) (m)	Chemicals	1/24/2024		246	1,561	2,008	0.1%
FBLC Senior Loan Fund, LLC (b) (c) (e) (l)	Investment in Joint Ventures	1/24/2024		224,956	225,161	224,956	12.2%
Foresight Energy Operating, LLC (b) (e) (g) (q)	Oil, Gas & Consumable Fuels	1/24/2024		158,093	3,063	876	0.0%
GoHealth, Inc. (g) (q)	Insurance			3,131	—	7	0.0%
Gordian Medical, Inc. (b) (e) (g)	Health Care Providers & Services	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (n)	Health Care Providers & Services	5/17/2024		166,787	2,997	2,944	0.2%
Higginbotham Insurance Agency, Inc. (b) (e)	Insurance	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (q)	Electrical Equipment	1/24/2024		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (q)	Electrical Equipment	1/24/2024		57,427	—	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Hotels, Restaurants & Leisure	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l)	Asset Based Financing	10/2/2024		9,745,276	10,359	10,330	0.6%
McDonald Worley, P.C. (b) (e) (g)	Professional Services	1/24/2024		20,167	3,118	10,264	0.6%
MGTF Holdco, LLC (b) (e) (g) (l) (q)	Media	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (t)	Software	1/24/2024		223,503	349	1,077	0.1%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		22,819	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		153,038	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	2/1/2025	15.00% PIK, 11/29/2031	12,539,911	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		8,739	962	552	0.0%
Pluralsight, LLC (b) (e) (g)	Software	8/22/2024		2,267,044	5,986	—	—%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/29/2024		164,759	—	124	0.0%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/1/2021		3,710,315	4,941	4,935	0.3%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q)	Asset Based Financing	12/30/2021		199,972	128,429	128,252	7.0%
Resolute Investment Managers, Inc. (b) (e) (g)	Financial Services	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (q)	Health Care Technology	1/24/2024		223	333	246	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Asset Based Financing	1/24/2024		41,789,400	77,437	77,728	4.2%
Skillsoft Corp. (g)	Professional Services			12,435	187	116	0.0%
Smile Brands, Inc. (b) (e) (g)	Health Care Providers & Services	1/24/2024		439	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Squan Holding Corp. (b) (e) (g)	Wireless Telecommunication Services	1/24/2024		180,835	$—	$—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		10,000	1,668	461	0.0%
Travelpro Products, Inc. (a) (b) (e) (g)	Textiles, Apparel & luxury goods	1/24/2024		447,007	913	183	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Health Care Providers & Services	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financial Services	1/24/2024		922,669	1,617	1,615	0.1%
WPNT, LLC (b) (e) (g) (l) (q)	Media	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food Products	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$530,631	$518,235	28.2%

Total Investments - 221.2% (d)					$4,178,354	$4,071,008	221.2%

Interest Rate Swaps:

Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
N/A	S+ 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$21,863	$(336)	$—	$(336)
2030 Notes	6.00%	S+ 2.515%	Wells Fargo, N.A	10/2/2030	$300,000	$(609)	$—	$(609)
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At December 31, 2025, qualifying assets represent 92.2% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $523.7 million or 28.5% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of December 31, 2025.
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
(g)    Non-income producing at December 31, 2025.
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“C”), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of December 31, 2025.
(k)    Unless otherwise indicated, all investments in the consolidated schedules of investments are non-affiliated, non-controlled investments.
(l)    The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s outstanding voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be “controlled” when the Company owns more than 25% of the portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as “controlled.”
(m)    The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's outstanding voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's outstanding voting securities. The Company classifies this investment as “affiliated.”
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
(q)     Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(r)     The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(s)     For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (r) for a further description of an equity investment in a Collateralized Security.

(t)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2025:

Industry (1)	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$468,638	11.8%
Health Care Providers & Services	433,153	10.6%
Asset Based Financing	424,322	10.4%
Software	405,047	9.9%
Machinery	227,597	5.6%
Investment in Joint Ventures	224,956	5.5%
Financial Services	221,401	5.4%
Electrical Equipment	163,288	4.0%
Media	113,197	2.8%
Containers & Packaging	109,440	2.7%
Commercial Services & Supplies	101,361	2.5%
Entertainment	90,684	2.2%
Construction & Engineering	86,266	2.1%
Aerospace & Defense	81,200	2.0%
Diversified Consumer Services	80,526	2.0%
Insurance	76,024	1.9%
Trading Companies & Distributors	74,348	1.8%
Consumer Staples Distribution & Retail	68,370	1.7%
Food Products	65,770	1.6%
Chemicals	61,823	1.5%
Specialty Retail	58,305	1.4%
Capital Markets	57,134	1.4%
Wireless Telecommunication Services	52,129	1.3%
Diversified Telecommunication Services	46,945	1.2%
Building Products	45,990	1.1%
Distributors	29,722	0.7%
Electric Utilities	28,513	0.7%
Transportation Infrastructure	27,070	0.7%
Metals & Mining	25,657	0.6%
Health Care Technology	23,005	0.6%
Air Freight & Logistics	20,758	0.5%
Beverages	20,556	0.5%
Ground Transportation	19,936	0.5%
Health Care Equipment & Supplies	12,438	0.3%
IT Services	9,326	0.2%
Automobile Components	8,020	0.2%
Oil, Gas & Consumable Fuels	5,248	0.1%
Hotels, Restaurants & Leisure	1,358	0.0%
Energy Equipment & Services	1,304	0.0%
Textiles, Apparel & luxury goods	183	0.0%
Total	$4,071,008	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025
_____________
(1) The Company has reclassified certain industry groupings of its portfolio companies presented in the consolidated financial statements effective December 31, 2025, to align with Global Industry Classification Standard (“GICS”), when applicable. The reclassifications had no impact on the consolidated statements of assets and liabilities as of December 31, 2025.
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
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $688.5 million or 36.0% of the Company’s net assets. The initial acquisition dates have been included for such securities.
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
(l)    The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when the Company owns 25% or less of the portfolio company’s outstanding voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be “controlled” when the Company owns more than 25% of the portfolio company’s outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as “controlled.”
(m)    The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's outstanding voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's outstanding voting securities. The Company classifies this investment as “affiliated.”
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
For the year ended December 31, 2025

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
For the year ended December 31, 2025
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
We have also formed and expect to continue to form consolidated subsidiaries. The Company consolidates the following subsidiaries for accounting purposes: FBCC Jupiter Funding, LLC (“Jupiter Funding”), FBLC Funding I, LLC (“Funding I”) and 54th Street Equity Holdings, Inc. All intercompany balances and transactions have been eliminated in consolidation. Prior to December 31, 2025 the Company consolidated FBCC EEF Holdings LLC and on December 31, 2025 FBCC EEF Holdings LLC merged into 54th Street Equity Holdings, Inc. Prior to December 22, 2025 the Company consolidated Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which the Company owned 100% of the equity. Prior to October 4, 2023 and December 27, 2024, the Company also consolidated FBCC Lending I, LLC and FBLC 57th Street Funding LLC (“57th Street”), respectively. Refer to Note 5 - Borrowings for additional information.
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
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in banks and short-term, liquid investments in a money market deposit account. Restricted cash is collected and held by the trustee who has been appointed as custodian of the assets securing certain of the Company's financing transactions. Restricted cash is held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash also includes cash held as collateral for interest rate swaps. Cash, cash equivalents and restricted cash are carried at cost which approximates fair value.
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2025, 2024, and 2023, respectively, there were no reimbursements from the Adviser.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Interest Rate Swaps
The Company follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for all derivative instruments and recognizes all derivative instruments as assets or liabilities at fair value. The Company designated a certain interest rate swap as a hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item is recorded in interest expense and recognized as a component of interest and debt fees on the consolidated statements of operations. Depending on the nature of the balance at period end, the fair value of each interest rate swap is either included as a component of other liabilities or prepaid expenses and other assets on the Company’s consolidated statements of assets and liabilities. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the fixed rate debt, and recognized within interest and debt fees on the consolidated statements of operations.
For all other interest rate swaps not designated as hedging instruments, the Company values such interest rate swaps at fair value with the changes in fair value included in net change in unrealized appreciation (depreciation) on derivatives on the consolidated statements of operations.
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
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740),” which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has adopted ASU 2023-09 and concluded that the application of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
For the year ended December 31, 2025
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
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2025 and December 31, 2024, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2025 and December 31, 2024 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the year ended December 31, 2025
Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of December 31, 2025, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$15,371	$3,121,003	$—	$3,136,374
Senior Secured Second Lien Debt	—	41,812	110,594	—	152,406
Subordinated Debt	—	—	259,132	—	259,132
Collateralized Securities	—	—	4,861	—	4,861
Equity/Other	123	14,632	277,511	1,013	293,279
FBLC Senior Loan Fund, LLC	—	—	224,956	—	224,956
Total	$123	$71,815	$3,998,057	$1,013	$4,071,008
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2025:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2025	$2,886,706	$103,368	$196,418	$10,893	$654,039	$3,851,424
Purchases and other adjustments to cost	951,790	23,902	99,354	88	16,954	1,092,088
Sales and repayments	(728,964)	(2,942)	(36,749)	(3,266)	(169,129)	(941,050)
Net realized gain (loss)	(36,544)	(181)	—	190	3,464	(33,071)
Transfers in	51,211	—	—	—	—	51,211
Transfers out	—	(7,980)	—	—	—	(7,980)
Net change in unrealized appreciation (depreciation) on investments	(3,196)	(5,573)	109	(3,044)	(2,861)	(14,565)
Balance as of December 31, 2025	$3,121,003	$110,594	$259,132	$4,861	$502,467	$3,998,057
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(34,987)	$(4,804)	$109	$(2,904)	$(5,044)	$(47,630)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
For the year ended December 31, 2025, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2025, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
The composition of the Company’s investments as of December 31, 2025, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,215,223	$3,136,374	77.1%
Senior Secured Second Lien Debt	160,045	152,406	3.7
Subordinated Debt	264,813	259,132	6.4
Collateralized Securities	7,642	4,861	0.1
Equity/Other	305,470	293,279	7.2
FBLC Senior Loan Fund, LLC	225,161	224,956	5.5
Total	$4,178,354	$4,071,008	100.0%
The composition of the Company’s investments as of December 31, 2024, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,039,030	$2,965,692	74.7%
Senior Secured Second Lien Debt	124,474	121,927	3.1
Subordinated Debt	202,212	196,418	5.0
Collateralized Securities	10,631	10,893	0.3
Equity/Other	271,397	266,211	6.7
FBLC Senior Loan Fund, LLC	405,434	404,934	10.2
Total	$4,053,178	$3,966,075	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,970,031	Yield Analysis	Market Yield	0.00%	33.69%	10.25%
Senior Secured First Lien Debt (c)	96,537	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	32,285	Waterfall Analysis	EBITDA Multiple	3.83x	15.57x	8.44x
Senior Secured First Lien Debt	22,150	Waterfall Analysis	Revenue Multiple	0.19x	0.62x	0.30x
Senior Secured Second Lien Debt	55,631	Yield Analysis	Market Yield	11.40%	24.50%	13.26%
Senior Secured Second Lien Debt	37,695	Waterfall Analysis	EBITDA Multiple	6.86x	15.57x	10.43x
Senior Secured Second Lien Debt (b)(c)	16,600	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt (b)	668	Waterfall Analysis	Revenue Multiple	0.40x	0.40x	0.40x
Subordinated Debt	174,101	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.56x	1.38x
Subordinated Debt (b)	41,466	Yield Analysis	Market Yield	14.27%	14.27%	14.27%
Subordinated Debt	33,911	Waterfall Analysis	Market Yield	10.25%	10.25%	10.25%
Subordinated Debt	9,654	Waterfall Analysis	EBITDA Multiple	9.83x	10.50x	9.83x
Collateralized Securities	4,322	Yield Analysis	Discount Margin	0.00%	16.90%	16.90%
Collateralized Securities (d)	539	Waterfall Analysis	Asset Price	$0.20	$0.49	$0.46
Equity/Other	205,980	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.56x	1.41x
Equity/Other	26,748	Waterfall Analysis	EBITDA Multiple	2.58x	25.50x	12.51x
Equity/Other	20,310	Yield Analysis	Market Yield	11.59%	21.80%	16.75%
Equity/Other	12,528	Waterfall Analysis	Revenue Multiple	0.19x	1.20x	0.65x
Equity/Other (b)	10,330	Waterfall Analysis	Market Yield	10.25%	10.25%	10.25%
Equity/Other (b)	1,615	Waterfall Analysis	Adjusted BV Multiple	3.92x	3.92x	3.92x
Equity/Other (e)	—	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC (b)	224,956	Discounted Cash Flow	Discount Rate	11.22%	11.22%	11.22%
Total	$3,998,057
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
(d) Range and weighted average shown in millions.
(e) Represents investments in the Equity/Other asset category determined to be worthless as of the valuation date.
There were no significant changes in valuation approach or technique as of December 31, 2025.
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
For the year ended December 31, 2025
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2025 and December 31, 2024. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of December 31, 2025, the Company had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2024, the Company had eight portfolio companies on non-accrual status with a total amortized cost of $105.1 million and fair value of $65.5 million, which represented 2.6% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of December 31, 2025, the Company and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

As of December 31, 2025, the Company’s investment in SLF consisted of equity contributions of $225.0 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of December 31, 2025 and December 31, 2024. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	December 31, 2025	December 31, 2024
Total assets	$751,516	$1,151,336
Total investments (1)	$704,292	$1,103,160
Weighted Average Current Yield for Total Portfolio (2)	7.9%	9.1%
Number of Portfolio companies in SLF	139	210
Largest portfolio company investment (1)	$13,952	$17,223
Total of five largest portfolio company investments (1)	$62,136	$72,582
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of December 31, 2025:

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
AAdvantage Loyalty IP, Ltd. (f)	Passenger Airlines	S+ 2.25% (6.13%)	4/20/2028	$3,990	$3,987	$3,997	1.4%
Acrisure, LLC (b)	Insurance	S+ 3.25% (6.97%)	6/21/2032	5,156	5,114	5,154	1.9%
ADMI Corp. (f)	Health Care Providers & Services	S+ 5.75% (9.47%)	12/23/2027	2,793	2,702	2,669	1.0%
Adtalem Global Education, Inc. (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	8/14/2028	238	238	238	0.1%
Alera Group, Inc. (b)	Insurance	S+ 3.25% (6.97%)	5/31/2032	7,761	7,724	7,794	2.8%
Allwyn Entertainment Financing US, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.50% (6.17%)	11/24/2032	7,000	6,860	6,860	2.5%
ARC Falcon I, Inc. (f)	Chemicals	S+ 3.50% (7.32%)	10/2/2028	4,961	4,967	4,955	1.8%
Arches Buyer, Inc. (b)	Media	S+ 3.25% (7.07%)	12/6/2027	5,914	5,834	5,923	2.1%
Arcline FM Holdings, LLC (f)	Aerospace & Defense	S+ 2.75% (6.42%)	6/24/2030	4,975	4,964	4,989	1.8%
Artera Services, LLC (b)	Construction & Engineering	S+ 4.50% (8.17%)	2/18/2031	5,520	5,489	4,440	1.6%
Ascend Learning, LLC (f)	Diversified Consumer Services	S+ 3.00% (6.72%)	12/11/2028	3,975	3,966	3,984	1.4%
Ascensus Group Holdings, Inc. (b) (f)	Financial Services	S+ 3.00% (6.72%)	11/25/2032	7,485	7,479	7,472	2.7%
Athenahealth Group, Inc. (b)	Health Care Technology	S+ 2.75% (6.47%)	2/15/2029	9,925	9,815	9,935	3.6%
Athletico Management, LLC (f)	Health Care Providers & Services	S+ 4.25% (8.19%)	2/15/2029	4,825	4,812	3,577	1.3%
Avalara, Inc. (f)	Software	S+ 2.75% (6.42%)	3/26/2032	5,970	5,942	5,992	2.2%
Beach Acquisition Bidco, LLC (f)	Textiles, Apparel & luxury goods	S+ 3.25% (6.92%)	9/13/2032	1,450	1,447	1,460	0.5%
Bella Holding Co., LLC (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	5/10/2028	8,026	8,006	8,047	2.9%
Belron Finance 2019, LLC (b) (f)	Diversified Consumer Services	S+ 2.25% (6.12%)	10/16/2031	5,728	5,716	5,756	2.1%
Blackhawk Network Holdings, Inc. (b)	Professional Services	S+ 4.00% (7.67%)	3/12/2029	4,925	4,872	4,944	1.8%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Blackstone CQP Holdco, LP (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.00% (5.67%)	12/31/2030	$4,915	$4,919	$4,929	1.8%
CD&R Hydra Buyer, Inc. (b)	Industrial Conglomerates	S+ 4.00% (7.82%)	3/25/2031	6,190	6,165	6,182	2.2%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Entertainment	S+ 3.75% (7.42%)	3/8/2030	7,339	7,306	6,756	2.4%
Citadel Securities, LP (b)	Financial Services	S+ 2.00% (5.67%)	10/31/2031	4,411	4,410	4,432	1.6%
Clarios Global, LP (b) (f)	Automobile Components	S+ 2.75% (6.47%)	1/28/2032	9,975	9,968	10,012	3.6%
Clover Holding 2, LLC (b)	Software	S+ 3.75% (7.52%)	12/9/2031	5,224	5,178	5,219	1.9%
CNT Holdings I Corp. (b) (f)	Personal Care Products	S+ 2.50% (6.34%)	11/8/2032	6,031	6,033	6,043	2.2%
Compass Power Generation, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 3.25% (6.97%)	4/16/2029	6,430	6,356	6,467	2.3%
Connectwise, LLC (b) (f)	Software	S+ 3.50% (7.43%)	9/29/2028	10,633	10,618	10,427	3.7%
Conservice Midco, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	5/13/2030	5,418	5,418	5,423	2.0%
Corelogic, Inc. (b) (f)	IT Services	S+ 3.50% (7.33%)	6/2/2028	8,882	8,851	8,879	3.2%
Cornerstone Building Brands, Inc. (b) (f)	Building Products	S+ 5.63% (9.38%)	8/1/2028	3,564	3,583	2,798	1.0%
Cotiviti, Inc. (b)	Health Care Providers & Services	S+ 2.75% (6.62%)	3/26/2032	4,726	4,682	4,528	1.6%
Cotiviti, Inc. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.62%)	5/1/2031	9,826	9,791	9,424	3.4%
Crisis Prevention Institute, Inc. (b)	Diversified Consumer Services	S+ 4.00% (7.67%)	4/9/2031	2,310	2,301	2,290	0.8%
Crown Finance US, Inc. (b)	Entertainment	S+ 4.50% (8.34%)	12/2/2031	4,950	4,908	4,873	1.8%
Directv Financing, LLC (b)	Media	S+ 5.00% (9.10%)	8/2/2027	196	195	196	0.1%
EIG Management Co., LLC (b)	Capital Markets	S+ 5.00% (8.72%)	5/17/2029	3,442	3,391	3,442	1.2%
Emerald Borrower, LP (b) (f)	Machinery	S+ 2.25% (6.12%)	8/4/2031	2,294	2,290	2,297	0.8%
Ensemble RCM, LLC (b) (f)	Health Care Providers & Services	S+ 3.00% (6.84%)	8/1/2029	13,311	13,238	13,368	4.7%
Entain, PLC (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	7/30/2032	4,788	4,788	4,747	1.7%
Entain, PLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	10/31/2029	3,459	3,454	3,435	1.2%
Epicor Software Corp. (b)	Software	S+ 2.50% (6.22%)	5/30/2031	6,070	6,041	6,086	2.2%
FinThrive Software Intermediate Holdings, Inc. (b)	Health Care Technology	S+ 5.25% (8.95%)	12/15/2028	2,970	2,947	2,732	1.0%
Fitness International, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 4.50% (8.22%)	2/12/2029	6,833	6,694	6,839	2.5%
FNZ Group Entities, Ltd. (b)	Financial Services	S+ 5.00% (8.90%)	11/5/2031	2,968	2,920	2,330	0.8%
Focus Financial Partners, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	9/15/2031	4,436	4,430	4,443	1.6%
Foresight Energy Operating, LLC (b)	Oil, Gas & Consumable Fuels	S+ 8.00% (11.77%)	6/30/2027	648	637	648	0.2%
Freeport LNG Investments, LLLP (f)	Oil, Gas & Consumable Fuels	S+ 3.00% (7.15%)	11/17/2026	4,818	4,805	4,820	1.7%
Galaxy US OpCo, Inc. (f)	Professional Services	S+ 5.75% (9.59%) 3.75% PIK	7/31/2030	2,326	2,094	2,229	0.8%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.18%)	8/18/2028	4,523	4,506	3,555	1.3%
Geosyntec Consultants, Inc. (b) (f)	Professional Services	S+ 3.00% (6.72%)	7/31/2031	9,181	9,144	9,227	3.3%
Global Medical Response, Inc. (b) (f)	Health Care Providers & Services	S+ 3.50% (7.38%)	10/1/2032	9,966	9,839	10,022	3.5%
Golden State Foods, LLC (b)	Food Products	S+ 4.00% (8.00%)	12/4/2031	6,419	6,379	6,450	2.3%
Gulfside Supply, Inc. (b) (f)	Building Products	S+ 3.00% (6.67%)	6/17/2031	4,444	4,444	4,375	1.6%
Hamilton Projects Acquiror, LLC (f)	Independent Power and Renewable Electricity Producers	S+ 2.50% (6.22%)	5/30/2031	6,580	6,568	6,617	2.4%
HelpSystems Holdings, Inc. (b)	Software	S+ 6.00% (9.97%)	5/21/2029	4,590	4,333	4,139	1.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Hudson River Trading, LLC (b) (f)	Capital Markets	S+ 2.75% (6.49%)	3/18/2030	$5,224	$5,201	$5,243	1.9%
Hunter Douglas, Inc. (f)	Household Durables	S+ 3.00% (6.67%)	1/16/2032	4,484	4,471	4,500	1.6%
Icon Parent I, Inc. (b)	Software	S+ 2.75% (6.45%)	11/13/2031	4,975	4,956	4,981	1.8%
IDERA, Inc. (f)	Software	S+ 3.50% (7.35%)	3/2/2028	4,950	4,952	4,602	1.7%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	3,567	3,559	3,578	1.3%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	225	224	226	0.1%
ION Platform Finance US, Inc. (f)	Software	S+ 3.75% (7.42%)	9/30/2032	4,063	4,022	3,803	1.4%
Jane Street Group, LLC (b) (f)	Financial Services	S+ 2.00% (5.82%)	12/15/2031	8,084	8,075	8,040	2.9%
Jump Financial, LLC (b) (f)	Financial Services	S+ 3.50% (7.17%)	2/26/2032	7,232	7,169	7,124	2.6%
Kaman Corp. (b) (d)	Aerospace & Defense	S+ 2.50% (6.43%)	2/26/2032	56	55	58	0.0%
Kaman Corp. (b) (f)	Aerospace & Defense	S+ 2.50% (6.32%)	2/26/2032	6,199	6,193	6,220	2.2%
Kaseya, Inc. (b)	Software	S+ 3.00% (6.72%)	3/22/2032	3,772	3,754	3,772	1.4%
Kingpin Intermediate Holdings, LLC	Hotels, Restaurants & Leisure	7.25%	10/15/2032	5,000	4,896	4,733	1.7%
Kingpin Intermediate Holdings, LLC (f)	Hotels, Restaurants & Leisure	S+ 3.25% (6.97%)	9/22/2032	7,500	7,445	7,331	2.6%
Kodiak Building Partners, LLC (f)	Building Products	S+ 3.75% (7.47%)	12/4/2031	4,000	3,836	3,896	1.4%
LABL, Inc. (b)	Containers & Packaging	S+ 5.00% (8.94%)	10/30/2028	4,910	4,871	3,093	1.1%
Max US Bidco, Inc. (b)	Food Products	S+ 5.00% (8.67%)	10/3/2030	4,912	4,730	3,755	1.4%
Merlin Buyer, Inc. (f)	Machinery	S+ 4.00% (7.67%)	12/13/2028	1,108	1,106	1,118	0.4%
Mermaid Bidco Inc (b) (f)	IT Services	S+ 3.25% (7.15%)	7/3/2031	7,462	7,444	7,481	2.7%
MH Sub I, LLC (b) (f)	IT Services	S+ 4.25% (7.97%)	5/3/2028	5,367	5,225	4,978	1.8%
Monogram Food Solutions, LLC (f)	Food Products	S+ 4.00% (7.83%)	8/28/2028	2,088	2,027	2,088	0.8%
Nexus Buyer, LLC (b)	Capital Markets	S+ 3.50% (7.22%)	7/31/2031	4,962	4,944	4,889	1.8%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.04%)	4/3/2028	2,204	2,192	2,202	0.8%
Omnia Partners, LLC (f)	Commercial Services & Supplies	S+ 2.75% (6.46%)	12/31/2032	6,152	6,121	6,171	2.2%
Peer Holding III B.V. (b)	Broadline Retail	S+ 2.50% (6.17%)	7/1/2031	5,940	5,940	5,961	2.1%
PetSmart, LLC (f)	Specialty Retail	S+ 4.00% (7.73%)	8/18/2032	2,455	2,455	2,442	0.9%
Pluto Acquisition I, Inc. (b)	Health Care Providers & Services	S+ 4.00% (7.87%)	9/20/2028	9,630	9,631	7,984	2.9%
PODS, LLC (b) (f)	Air Freight & Logistics	S+ 3.00% (6.83%)	3/31/2028	7,438	7,133	7,343	2.6%
Pregis TopCo, LLC (b)	Containers & Packaging	S+ 4.00% (7.72%)	2/1/2029	6,661	6,648	6,712	2.4%
Pretzel Parent, Inc. (b)	Entertainment	S+ 4.50% (8.22%)	10/1/2031	3,474	3,428	3,426	1.2%
Proofpoint, Inc. (b) (f)	Software	S+ 3.00% (6.92%)	8/31/2028	6,616	6,591	6,644	2.4%
Pug, LLC (f)	Entertainment	S+ 4.75% (8.47%)	3/15/2030	2,500	2,471	2,474	0.9%
Quikrete Holdings, Inc. (f)	Construction Materials	S+ 2.25% (5.97%)	4/14/2031	4,506	4,499	4,517	1.6%
Quikrete Holdings, Inc. (b)	Construction Materials	S+ 2.25% (5.97%)	2/10/2032	2,531	2,525	2,538	0.9%
Radiology Partners, Inc. (b)	Health Care Providers & Services	S+ 4.50% (8.17%)	6/30/2032	7,591	7,518	7,570	2.7%
Raven Acquisition Holdings, LLC (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	11/19/2031	9,727	9,670	9,754	3.5%
Raven Acquisition Holdings, LLC (b) (d)	Health Care Providers & Services	S+ 3.00%	11/19/2031	—	(4)	2	0.0%
Recess Holdings, Inc. (b)	Household Durables	S+ 3.75% (7.62%)	2/21/2030	5,343	5,312	5,373	1.9%
Red Planet Borrower, LLC (b)	Media	S+ 4.00% (7.72%)	9/8/2032	7,499	7,427	7,506	2.7%
Renaissance Holdings Corp. (f)	Diversified Consumer Services	S+ 4.00% (7.72%)	4/5/2030	4,148	4,073	3,613	1.3%
Rithum Holdings, Inc. (b)	Software	S+ 4.75% (8.42%)	7/21/2032	4,988	4,891	4,977	1.8%
Roper Industrial Products Investment Co., LLC (f)	Industrial Conglomerates	S+ 2.75% (6.42%)	11/22/2029	4,947	4,877	4,973	1.8%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
S&S Holdings, LLC (b)	Textiles, Apparel & luxury goods	S+ 5.00% (8.83%)	3/13/2028	$4,673	$4,615	$4,668	1.7%
Sedgwick Claims Management Services, Inc. (b) (f)	Health Care Providers & Services	S+ 2.50% (6.22%)	7/31/2031	7,218	7,205	7,239	2.6%
Sharp Services, LLC (f)	Health Care Providers & Services	S+ 3.00% (6.67%)	9/29/2032	3,016	3,001	3,023	1.1%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%)	5/18/2028	1,847	1,663	1,754	0.6%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%) 5.50% PIK	8/18/2028	10,782	10,463	1,617	0.6%
Sonrava Health Holdings, LLC	Health Care Providers & Services	S+ 10.00% (13.77%) 2.50% PIK	6/3/2026	311	311	311	0.1%
Sotera Health Holdings, LLC (b)	Life Sciences Tools & Services	S+ 2.50% (6.34%)	5/30/2031	7,410	7,382	7,442	2.7%
Specialty Building Products Holdings, LLC (b)	Building Products	S+ 3.75% (7.57%)	10/16/2028	4,926	4,823	4,583	1.7%
Staples, Inc. (f)	Specialty Retail	S+ 5.75% (9.60%)	9/4/2029	2,955	2,866	2,799	1.0%
Starlight Parent, LLC (b)	Software	S+ 4.00% (7.70%)	4/16/2032	5,486	5,334	5,472	2.0%
Stonepeak Nile Parent, LLC (b) (f)	Air Freight & Logistics	S+ 2.25% (6.16%)	4/9/2032	4,375	4,365	4,373	1.6%
Tecta America Corp. (b)	Construction & Engineering	S+ 2.75% (6.47%)	2/18/2032	5,468	5,458	5,485	2.0%
TransDigm, Inc. (f)	Aerospace & Defense	S+ 2.50% (6.22%)	2/28/2031	3,900	3,894	3,914	1.4%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.50% (6.34%)	2/16/2028	9,849	9,847	9,859	3.6%
Triton Water Holdings, Inc. (b) (f)	Beverages	S+ 2.25% (5.92%)	3/31/2028	7,384	7,365	7,402	2.7%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 5.00% (8.83%)	1/31/2028	4,444	4,378	3,428	1.2%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 3.75% (7.58%)	1/31/2028	8,362	8,295	6,391	2.3%
UKG, Inc. (b) (f)	Software	S+ 2.50% (6.34%)	2/10/2031	9,638	9,581	9,642	3.5%
United Airlines, Inc. (b)	Passenger Airlines	S+ 2.00% (5.73%)	2/24/2031	3,710	3,697	3,722	1.3%
University Support Services, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	2/12/2029	4,025	3,974	3,882	1.4%
US Anesthesia Partners, Inc. (b) (f)	Health Care Providers & Services	S+ 4.00% (7.99%)	10/2/2028	6,913	6,682	6,938	2.5%
VFH Parent, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	6/23/2031	5,000	5,000	5,010	1.8%
Victory Buyer, LLC (b)	Building Products	S+ 3.75% (7.58%)	11/20/2028	7,349	7,182	7,375	2.7%
WCG Purchaser Corp. (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	2/25/2032	4,473	4,453	4,479	1.6%
WestJet Loyalty, LP (b)	Passenger Airlines	S+ 3.25% (6.92%)	2/14/2031	5,699	5,653	5,718	2.1%
White Cap Supply Holdings, LLC (f)	Building Products	S+ 3.25% (6.97%)	10/19/2029	5,280	5,258	5,301	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.47%)	8/1/2030	3,245	3,197	3,249	1.2%
X Corp. (b)	Interactive Media & Services	S+ 6.50% (10.45%)	10/26/2029	4,949	4,923	4,857	1.7%
X Corp. (b) (f)	Interactive Media & Services	9.50%	10/26/2029	7,500	7,430	7,468	2.7%
Zayo Group Holdings, Inc. (f)	Diversified Telecommunication Services	S+ 3.50% (6.83%) 0.50% PIK	3/11/2030	4,482	4,205	4,242	1.5%
Subtotal Senior Secured First Lien Debt					$668,611	$648,199	233.4%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.33%)	6/11/2029	$1,943	$1,930	$1,570	0.6%
Edelman Financial Center, LLC (f)	Capital Markets	S+ 5.25% (8.97%)	10/6/2028	4,750	4,743	4,734	1.7%
IDERA, Inc. (b) (e)	Software	S+ 6.75% (10.75%)	3/2/2029	1,036	1,031	933	0.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Neptune Bidco US, Inc. (f)	Interactive Media & Services	S+ 9.75% (13.76%)	10/11/2029	$579	$568	$579	0.2%
Peraton Corp. (b)	Communications Equipment	S+ 7.75% (11.67%)	2/1/2029	9,750	7,882	7,636	2.8%
Subtotal Senior Secured Second Lien Debt					$16,154	$15,452	5.6%

Subordinated Debt
Resideo Funding, Inc.	Building Products	4.00%	9/1/2029	$2,000	$1,915	$1,934	0.7%
Subtotal Subordinated Debt					$1,915	$1,934	0.7%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Capital Markets	S+ 6.90% (11.02%)	4/22/2034	$1,410	$1,313	$1,320	0.5%
Battalion CLO, Ltd. 21-17A F	Capital Markets	S+ 7.50% (11.65%)	3/9/2034	1,224	1,153	570	0.2%
Carlyle GMS CLO, 16-3A FRR	Capital Markets	S+ 8.60% (12.75%)	7/20/2034	2,100	2,008	1,823	0.7%
Eaton Vance CDO, Ltd. 15-1A FR	Capital Markets	S+ 7.97% (12.12%)	1/20/2030	2,000	1,839	846	0.3%
Greywolf CLO, Ltd. 20-3RA ER	Capital Markets	S+ 8.74% (12.86%)	4/22/2033	1,000	902	916	0.3%
Highbridge Loan Management, Ltd. 11A-17 E	Capital Markets	S+ 6.10% (10.25%)	5/6/2030	3,000	2,812	2,592	0.9%
KKR Financial CLO, Ltd. 15 FR	Capital Markets	S+ 8.50% (12.65%)	1/18/2032	2,000	1,923	1,795	0.6%
LCM, Ltd. Partnership 16A ER2	Capital Markets	S+ 6.38% (10.55%)	10/15/2031	2,500	2,350	1,807	0.7%
Saranac CLO, Ltd. 20-8A E	Capital Markets	S+ 8.12% (12.27%)	2/20/2033	1,455	1,445	1,095	0.4%
Sound Point CLO, Ltd. 17-2A E	Capital Markets	S+ 6.10% (10.22%)	7/25/2030	2,400	2,190	1,820	0.7%
Sound Point CLO, Ltd. 18-3A D	Capital Markets	S+ 5.79% (9.91%)	10/26/2031	1,000	931	819	0.3%
Symphony CLO, Ltd. 2012-9A ER2	Capital Markets	S+ 6.95% (11.11%)	7/16/2032	3,000	2,834	2,779	1.0%
Venture CLO 43, Ltd. 21-43A E	Capital Markets	S+ 7.15% (11.32%)	4/15/2034	3,000	2,933	2,715	1.0%
Wind River CLO, Ltd. 14-2A FR	Capital Markets	S+ 7.87% (12.04%)	1/15/2031	3,000	2,660	91	0.0%
Subtotal Collateralized Securities					$27,293	$20,988	7.6%

Equity/Other
Gordian Medical, Inc.	Health Care Providers & Services			415	$7,448	$7,316	2.6%
Gordian Medical, Inc.	Health Care Providers & Services			392	—	—	—%
PG&E Corp.	Electric Utilities	6.00%		230	10,683	9,412	3.4%
Resolute Investment Managers, Inc.	Financial Services			30	1,286	991	0.4%
Subtotal Equity/Other					$19,417	$17,719	6.4%

TOTAL INVESTMENTS					$733,390	$704,292	253.7%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate ("SOFR" or "S") which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members' capital as of December 31, 2025.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
(f)    SLF's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.2 million of unfunded commitments to portfolio companies as of December 31, 2025.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Charter Communications Operating, LLC	Cable	2.25%	1/15/2029	$400	$359	$352	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Media/Entertainment	S+ 3.75% (8.08%)	3/8/2030	7,414	7,374	7,284	1.5%
Citadel Securities, LP (b)	Financials	S+ 2.00% (6.33%)	10/31/2031	4,455	4,452	4,465	0.9%
Clover Holding 2, LLC (b)	Software/Services	S+ 4.00% (8.30%)	12/9/2031	5,250	5,198	5,303	1.1%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.09%)	11/8/2027	3,370	3,370	3,388	0.7%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (8.80%)	12/29/2027	4,948	4,948	4,684	0.9%
Compass Power Generation, LLC (b)	Utilities	S+ 3.75% (8.11%)	4/16/2029	7,246	7,141	7,290	1.5%
Connect Finco SARL (f)	Telecom	S+ 3.50% (7.86%)	12/11/2026	2,175	2,178	2,148	0.4%
Connectwise, LLC (b) (f)	Software/Services	S+ 3.50% (8.09%)	9/29/2028	12,759	12,730	12,826	2.5%
Conservice Midco, LLC (b)	Business Services	S+ 3.50% (7.86%)	5/13/2027	7,469	7,469	7,516	1.5%
Corelogic, Inc. (b)	Business Services	S+ 3.50% (7.97%)	6/2/2028	6,965	6,928	6,867	1.4%
Cornerstone Building Brands, Inc. (f)	Industrials	S+ 4.50% (8.90%)	5/15/2031	1,377	1,370	1,322	0.3%
Cornerstone Building Brands, Inc. (b)	Industrials	S+ 5.63% (10.02%)	8/1/2028	3,306	3,368	3,239	0.6%
Cotiviti, Inc. (b)	Healthcare	S+ 2.75% (7.30%)	5/1/2031	9,925	9,880	9,969	2.0%
CPV Shore Holdings, LLC (b)	Utilities	S+ 3.75% (8.53%)	12/29/2025	2,000	1,988	1,978	0.4%
Crisis Prevention Institute, Inc. (b)	Education	S+ 4.00% (8.43%)	4/9/2031	2,333	2,322	2,336	0.5%
Crown Finance US, Inc. (b)	Media/Entertainment	S+ 5.25% (9.80%)	12/2/2031	5,000	4,950	4,994	1.0%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (9.85%)	8/2/2027	1,793	1,780	1,796	0.4%
Division Holding Corp. (b)	Business Services	S+ 4.75% (9.22%)	5/26/2028	7,892	7,892	7,892	1.6%
Edgewater Generation, LLC (b)	Utilities	S+ 4.25% (8.61%)	8/1/2030	7,308	7,237	7,403	1.5%
EIG Management Co., LLC (b)	Financials	S+ 5.00% (9.36%)	5/17/2029	4,127	4,052	4,127	0.8%
Electron Bidco, Inc. (b)	Healthcare	S+ 2.75% (7.11%)	11/1/2028	2,500	2,500	2,507	0.5%
Emerald Borrower, LP (b) (f)	Industrials	S+ 2.50% (6.83%)	8/4/2031	5,317	5,308	5,332	1.1%
Ensemble RCM, LLC (b)	Healthcare	S+ 3.00% (7.59%)	8/1/2029	9,269	9,201	9,328	1.9%
Entain, PLC (b) (f)	Gaming/Lodging	S+ 2.75% (7.08%)	10/31/2029	3,485	3,478	3,492	0.7%
Epicor Software Corp. (b) (f)	Software/Services	S+ 2.75% (7.11%)	5/30/2031	4,008	4,001	4,033	0.8%
Fiesta Purchaser, Inc. (b)	Food & Beverage	S+ 3.25% (7.61%)	2/12/2031	2,488	2,487	2,487	0.5%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 4.00% (8.30%)	12/15/2028	2,000	1,920	1,975	0.4%
FinThrive Software Intermediate Holdings, Inc. (b)	Healthcare	S+ 5.25% (9.63%)	12/18/2028	3,000	2,970	2,960	0.6%
First Advantage Holdings, LLC (b)	Business Services	S+ 3.25% (7.61%)	10/31/2031	4,500	4,477	4,544	0.9%
First Brands Group, LLC (b) (f)	Consumer	S+ 5.00% (9.85%)	3/30/2027	5,940	5,891	5,563	1.1%
Fitness International, LLC (b)	Consumer	S+ 5.25% (9.71%)	2/12/2029	9,925	9,669	9,975	2.0%
FNZ Group Entities, Ltd. (b)	Financials	S+ 5.00% (9.55%)	11/5/2031	5,000	4,913	4,869	1.0%
Focus Financial Partners, LLC (d) (f)	Financials	S+ 3.25%	9/11/2031	—	—	7	0.0%
Focus Financial Partners, LLC (f)	Financials	S+ 3.25% (7.61%)	9/11/2031	8,127	8,107	8,195	1.6%
Foley Products Co., LLC (b)	Industrials	S+ 4.75% (9.23%)	12/29/2028	2,385	2,369	2,407	0.5%
Foresight Energy Operating, LLC (b)	Energy	S+ 8.00% (12.43%)	6/30/2027	656	639	656	0.1%
Foundation Building Materials, Inc. (b)	Industrials	S+ 4.00% (8.59%)	1/29/2031	12,319	12,232	12,108	2.4%
Freeport LNG Investments, LLLP (b)	Energy	S+ 3.00% (7.88%)	11/17/2026	5,838	5,806	5,826	1.2%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (9.34%)	4/30/2029	7,740	7,043	6,850	1.4%
Genesys Cloud Services Holdings I, LLC (b)	Software/Services	S+ 3.00% (7.36%)	12/1/2027	4,791	4,735	4,827	1.0%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.84%)	8/18/2028	4,566	4,544	4,568	0.9%
Geosyntec Consultants, Inc. (b)	Business Services	S+ 3.75% (8.11%)	7/31/2031	9,250	9,205	9,308	1.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
GFL Environmental, Inc.	Business Services	3.50%	9/1/2028	$2,000	$1,896	$1,883	0.4%
GIP Pilot Acquisition Partners, LP (b)	Energy	S+ 2.50% (7.09%)	10/4/2030	1,242	1,237	1,248	0.2%
Global Medical Response, Inc. (b)	Healthcare	S+ 6.25% (10.61%) 0.75% PIK	10/31/2028	9,970	9,817	9,989	2.0%
Golden State Foods, LLC (b)	Food & Beverage	S+ 4.25% (8.58%)	10/7/2031	6,500	6,451	6,551	1.3%
Green Energy Partners/Stonewall, LLC	Utilities	S+ 6.00% (10.59%)	11/12/2026	7,424	7,108	7,451	1.5%
Gulfside Supply, Inc. (b)	Industrials	S+ 3.00% (7.33%)	6/17/2031	4,728	4,728	4,744	0.9%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (6.93%)	3/29/2027	4,825	4,825	4,836	1.0%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 3.75% (8.11%)	5/30/2031	6,990	6,974	7,030	1.4%
HelpSystems Holdings, Inc. (b)	Software/Services	S+ 4.00% (8.69%)	11/19/2026	7,291	6,501	6,404	1.3%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.48%)	3/18/2030	5,283	5,243	5,296	1.1%
Hunter Douglas, Inc. (b) (f)	Consumer	S+ 3.50% (8.02%)	2/25/2029	4,969	4,953	4,957	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 3.00% (7.52%)	11/13/2031	5,000	4,975	5,014	1.0%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (8.34%)	12/29/2027	5,012	5,007	4,471	0.9%
IDERA, Inc. (f)	Technology	S+ 3.50% (8.07%)	3/2/2028	6,790	6,793	6,656	1.3%
IXS Holdings, Inc. (b) (f)	Transportation	S+ 4.25% (8.68%)	3/5/2027	7,447	7,233	7,166	1.4%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (9.22%)	10/4/2028	3,874	3,863	3,881	0.8%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,703	6,544	1.3%
Jane Street Group, LLC (b)	Financials	S+ 2.00% (6.40%)	12/15/2031	6,164	6,149	6,137	1.2%
Jazz Securities, DAC	Healthcare	4.38%	1/15/2029	1,000	937	943	0.2%
Johnstone Supply, LLC (f)	Industrials	S+ 2.50% (6.88%)	6/9/2031	981	979	984	0.2%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.09%)	8/7/2028	7,269	7,193	7,232	1.4%
Kuehg Corp. (f)	Education	S+ 3.25% (7.84%)	6/12/2030	3,094	2,981	3,122	0.6%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (9.46%)	10/30/2028	4,962	4,912	4,787	1.0%
Lakeshore Learning Materials, LLC (f)	Retail	S+ 3.50% (7.97%)	9/29/2028	4,949	4,949	4,862	1.0%
LaserShip, Inc. (b)	Transportation	S+ 4.50% (9.28%)	8/10/2029	3,775	3,135	2,850	0.6%
LBM Acquisition, LLC (b) (f)	Industrials	S+ 3.75% (8.21%)	12/17/2027	4,974	4,965	4,982	1.0%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	4,000	3,934	3,830	0.8%
LifePoint Health, Inc. (b)	Healthcare	S+ 3.75% (8.41%)	5/19/2031	4,848	4,753	4,861	1.0%
Lightning Power, LLC (b)	Utilities	S+ 3.25% (7.58%)	8/18/2031	4,489	4,445	4,534	0.9%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	15,866	15,019	16,025	3.1%
Lightstone Holdco, LLC (b) (f)	Utilities	S+ 5.75% (10.34%)	1/29/2027	897	850	906	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (9.44%)	3/20/2028	9,933	9,906	9,933	2.0%
Luxembourg Investment Co., 428 SARL	Chemicals	S+ 7.00% (11.74%)	1/3/2029	3,686	3,660	51	0.0%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,990	1,893	0.4%
Magnite, Inc. (b)	Technology	S+ 3.75% (8.11%)	2/6/2031	4,975	4,930	5,031	1.0%
Max US Bidco, Inc. (b)	Food & Beverage	S+ 5.00% (9.36%)	10/3/2030	4,963	4,748	4,822	1.0%
Medline Borrower, LP (f)	Healthcare	S+ 2.25% (6.61%)	10/23/2028	3,990	3,990	4,001	0.8%
MH Sub I, LLC (b) (f)	Business Services	S+ 4.25% (8.82%)	5/3/2028	4,432	4,358	4,432	0.9%
Michael Baker International, LLC (b)	Industrials	S+ 4.75% (9.11%)	12/1/2028	3,243	3,223	3,253	0.6%
MPH Acquisition Holdings, LLC (b)	Healthcare	S+ 4.25% (9.03%)	9/1/2028	868	858	735	0.1%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (8.36%)	5/6/2026	5,299	5,295	5,201	1.0%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (8.18%)	3/2/2028	94	93	93	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (8.21%)	3/2/2028	2,373	2,366	2,349	0.5%
Nexus Buyer, LLC (b)	Financials	S+ 4.00% (8.36%)	7/31/2031	7,156	7,121	7,173	1.4%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.66%)	4/3/2028	2,247	2,231	2,261	0.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Omnia Partners, LLC (f)	Business Services	S+ 2.75% (7.37%)	7/25/2030	$6,214	$6,177	$6,240	1.2%
OneDigital Borrower, LLC (f)	Financials	S+ 3.25% (7.61%)	7/2/2031	6,841	6,808	6,849	1.4%
Osaic Holdings, Inc. (f)	Financials	S+ 3.50% (7.86%)	8/17/2028	5,491	5,448	5,506	1.1%
Oscar AcquisitionCo, LLC (f)	Industrials	S+ 4.25% (8.50%)	4/30/2029	4,943	4,895	4,884	1.0%
Peer Holding III B.V. (b)	Retail	S+ 3.00% (7.33%)	7/1/2031	6,000	6,000	6,024	1.2%
Peraton Corp. (b)	Industrials	S+ 3.75% (8.21%)	2/1/2028	4,907	4,884	4,557	0.9%
PetSmart, LLC (f)	Retail	S+ 3.75% (8.21%)	2/11/2028	2,474	2,473	2,462	0.5%
Pluto Acquisition I, Inc. (b)	Healthcare	S+ 4.00% (8.52%)	9/20/2028	9,730	9,730	8,838	1.7%
PODS, LLC (b) (f)	Paper & Packaging	S+ 3.00% (7.85%)	3/31/2028	7,442	7,126	6,944	1.4%
Power Stop, LLC (f)	Transportation	S+ 4.75% (9.36%)	1/26/2029	3,149	3,125	2,986	0.6%
PRA Health Sciences, Inc.	Healthcare	2.88%	7/15/2026	8,600	8,281	8,284	1.7%
Pregis TopCo, LLC (b)	Paper & Packaging	S+ 4.00% (8.36%)	7/31/2026	6,729	6,707	6,763	1.4%
Pretzel Parent, Inc. (b)	Media/Entertainment	S+ 4.50% (8.86%)	10/1/2031	3,500	3,449	3,522	0.7%
Proofpoint, Inc. (b)	Software/Services	S+ 3.00% (7.36%)	8/31/2028	6,309	6,272	6,335	1.3%
Pug, LLC (f)	Media/Entertainment	S+ 4.75% (9.11%)	3/15/2030	4,764	4,700	4,766	1.0%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.25% (6.61%)	3/19/2029	1,734	1,734	1,732	0.3%
Quikrete Holdings, Inc. (f)	Industrials	S+ 2.50% (6.86%)	4/14/2031	6,063	6,048	6,056	1.2%
Radar Bidco SARL (b)	Transportation	S+ 3.75% (8.34%)	4/4/2031	1,407	1,400	1,422	0.3%
Radiology Partners, Inc. (b) (f)	Healthcare	S+ 5.00% (9.78%) 1.50% PIK	1/31/2029	10,493	9,984	10,345	2.0%
Raven Acquisition Holdings, LLC (b) (d)	Healthcare	S+ 3.25%	11/19/2031	—	(3)	1	0.0%
Raven Acquisition Holdings, LLC (b)	Healthcare	S+ 3.25% (7.61%)	11/19/2031	7,933	7,894	7,946	1.6%
Recess Holdings, Inc. (b)	Consumer	S+ 4.50% (9.09%)	2/20/2030	12,412	12,281	12,517	2.4%
Renaissance Holdings Corp. (f)	Software/Services	S+ 4.00% (8.36%)	4/5/2030	1,975	1,974	1,969	0.4%
Resolute Investment Managers, Inc.	Financials	S+ 6.50% (11.09%)	4/30/2027	2,433	2,433	2,433	0.5%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	8,683	8,209	8,564	1.7%
Revere Power, LLC (b)	Utilities	S+ 4.25% (8.73%)	3/30/2026	766	725	756	0.2%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 2.75% (7.08%)	11/22/2029	7,496	7,340	7,509	1.5%
Russell Investments US Institutional Holdco, Inc. (b)	Financials	S+ 6.50% (11.09%) 1.50% PIK	5/28/2027	5,828	5,692	5,544	1.1%
RXB Holdings, Inc. (b) (f)	Healthcare	S+ 4.50% (8.97%)	12/20/2027	9,898	9,896	9,823	1.9%
Ryan Specialty Group, LLC (b)	Financials	S+ 2.25% (6.61%)	9/15/2031	2,002	1,997	2,007	0.4%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (9.46%)	3/13/2028	6,738	6,621	6,717	1.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (8.96%)	6/28/2026	399	390	399	0.1%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (8.96%)	6/28/2026	7,389	7,255	7,389	1.5%
Saks Global Enterprises, LLC	Consumer	11.00%	12/15/2029	3,000	3,000	2,885	0.6%
Sedgwick Claims Management Services, Inc. (b)	Business Services	S+ 3.00% (7.59%)	7/31/2031	7,291	7,273	7,327	1.5%
Sierra Enterprises, LLC (b)	Food & Beverage	S+ 6.75% (11.34%) 4.25% PIK	5/10/2027	5,175	5,113	5,097	1.0%
SK Neptune Husky Finance SARL	Chemicals	S+ 10.00% (15.59%) 2.00% PIK	4/30/2024	650	645	650	0.1%
Sonrava Health Holdings, LLC	Healthcare	S+ 6.50% (11.50%)	5/18/2028	1,856	1,612	1,837	0.4%
Sonrava Health Holdings, LLC (f)	Healthcare	S+ 6.50% (11.50%) 5.50% PIK	8/18/2028	10,180	10,178	6,108	1.2%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.25% (7.84%)	5/30/2031	9,975	9,928	9,981	2.0%
Specialty Building Products Holdings, LLC (b)	Industrials	S+ 3.75% (8.21%)	10/16/2028	4,962	4,948	4,932	1.0%
Staples, Inc. (f)	Business Services	S+ 5.75% (10.18%)	9/4/2029	7,345	7,077	7,007	1.4%
Team Health Holdings, Inc. (f)	Healthcare	S+ 5.25% (9.84%)	3/2/2027	2,745	2,676	2,649	0.5%
Tecta America Corp. (f)	Industrials	S+ 4.00% (8.47%)	4/10/2028	8,772	8,760	8,803	1.8%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
TransDigm, Inc. (f)	Industrials	S+ 2.50% (6.83%)	2/28/2031	$5,955	$5,942	$5,963	1.2%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.00% (7.59%)	2/16/2028	12,849	12,841	12,898	2.5%
Triton Water Holdings, Inc. (f)	Food & Beverage	S+ 3.25% (7.84%)	3/31/2028	7,238	7,227	7,286	1.5%
Triton Water Holdings, Inc. (b)	Food & Beverage	S+ 4.00% (8.33%)	3/31/2028	1,733	1,712	1,746	0.3%
Truck Hero, Inc. (f)	Transportation	S+ 5.00% (9.47%)	1/31/2028	1,489	1,460	1,492	0.3%
Truck Hero, Inc. (b) (f)	Transportation	S+ 3.50% (7.97%)	1/31/2028	8,450	8,353	8,180	1.6%
UKG, Inc. (b) (f)	Technology	S+ 3.00% (7.62%)	2/10/2031	9,711	9,642	9,772	1.9%
United Airlines, Inc.	Transportation	4.38%	4/15/2026	2,000	1,958	1,966	0.4%
United Airlines, Inc. (b)	Transportation	S+ 2.00% (6.64%)	2/24/2031	3,748	3,732	3,755	0.8%
University Support Services, LLC (f)	Education	S+ 2.75% (7.11%)	2/12/2029	7,266	7,252	7,294	1.5%
US Anesthesia Partners, Inc. (b) (f)	Healthcare	S+ 4.25% (8.92%)	10/2/2028	6,986	6,682	6,942	1.4%
Venga Finance SARL (b)	Telecom	S+ 4.25% (9.03%)	6/28/2029	3,910	3,820	3,925	0.8%
Victory Buyer, LLC (b)	Industrials	S+ 3.75% (8.22%)	11/20/2028	9,444	9,143	9,253	1.8%
Virgin Media Bristol, LLC (f)	Telecom	S+ 3.18% (7.72%)	3/31/2031	2,500	2,498	2,472	0.5%
VS Buyer, LLC (b)	Software/Services	S+ 2.75% (7.12%)	4/14/2031	1,067	1,065	1,074	0.2%
WaterBridge Midstream Operating, LLC (b)	Energy	S+ 4.75% (9.08%)	6/21/2029	9,975	9,885	9,921	1.9%
Waterbridge NDB Operating, LLC (f)	Energy	S+ 4.00% (8.52%)	5/10/2029	2,963	2,935	2,990	0.6%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.50% (8.09%)	3/2/2028	4,601	4,590	4,646	0.9%
Waystar Technologies, Inc. (b)	Healthcare	S+ 2.25% (6.60%)	10/22/2029	1,322	1,321	1,326	0.3%
WCG Purchaser Corp. (f)	Healthcare	S+ 3.50% (7.86%)	1/8/2027	4,923	4,891	4,938	1.0%
WEC US Holdings, Ltd. (b)	Utilities	S+ 2.25% (6.80%)	1/27/2031	5,506	5,481	5,505	1.1%
WestJet Loyalty, LP (b)	Transportation	S+ 3.25% (7.58%)	2/14/2031	5,757	5,703	5,774	1.2%
White Cap Supply Holdings, LLC (f)	Consumer	S+ 3.25% (7.61%)	10/19/2029	6,838	6,806	6,843	1.4%
Windsor Holdings III, LLC (f)	Chemicals	S+ 3.50% (7.86%)	8/1/2030	3,277	3,221	3,312	0.7%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 4.25% (8.61%)	3/9/2027	1,583	1,492	1,483	0.3%
Zayo Group Holdings, Inc. (b) (f)	Telecom	S+ 3.00% (7.47%)	3/9/2027	8,409	7,524	7,859	1.6%
Zelis Cost Management Buyer, Inc. (f)	Healthcare	S+ 2.75% (7.11%)	9/28/2029	1,866	1,858	1,867	0.4%
Subtotal Senior Secured First Lien Debt					$1,016,979	$1,007,810	201.3%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (12.03%)	6/11/2029	$1,943	$1,928	$1,749	0.3%
Edelman Financial Center, LLC (f)	Financials	S+ 5.25% (9.61%)	10/6/2028	4,750	4,739	4,783	1.0%
Icon Parent, Inc. (b)	Software/Services	S+ 5.00% (9.52%)	11/12/2032	5,000	4,977	5,069	1.0%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (11.47%)	3/2/2029	1,036	1,029	997	0.2%
Neptune Bidco US, Inc. (f)	Publishing	S+ 9.75% (14.51%)	10/11/2029	2,000	1,957	1,888	0.4%
Peraton Corp. (b)	Industrials	S+ 7.75% (12.36%)	2/1/2029	5,000	4,038	4,030	0.8%
Subtotal Senior Secured Second Lien Debt					$18,668	$18,516	3.7%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	S+ 6.90% (11.79%)	4/22/2034	$1,410	$1,304	$1,287	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	S+ 7.50% (12.38%)	3/9/2034	1,224	1,147	1,023	0.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	S+ 8.60% (13.48%)	7/20/2034	$2,100	$2,001	$1,823	0.4%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	S+ 6.45% (11.37%)	10/15/2029	2,500	2,346	2,445	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	S+ 7.97% (12.85%)	1/20/2030	2,000	1,809	1,495	0.3%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	S+ 11.35% (16.14%)	8/15/2032	2,000	1,969	1,668	0.3%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.78%)	10/23/2034	1,000	982	993	0.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 8.74% (13.63%)	4/22/2033	1,000	893	898	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	S+ 7.72% (12.60%)	10/20/2034	2,500	2,437	2,474	0.5%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	S+ 6.10% (10.89%)	5/6/2030	3,000	2,777	2,513	0.5%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (12.50%)	7/25/2035	3,000	2,756	2,975	0.5%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	S+ 8.50% (13.39%)	1/18/2032	2,000	1,914	1,768	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	S+ 6.38% (11.30%)	10/15/2031	2,500	2,330	2,275	0.5%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	S+ 7.48% (12.36%)	10/20/2034	3,000	2,874	2,964	0.6%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	S+ 7.64% (12.26%)	6/20/2034	3,000	2,933	2,959	0.5%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	S+ 5.70% (10.58%)	4/26/2031	2,200	2,108	2,085	0.4%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	S+ 6.75% (11.63%)	4/20/2033	2,000	1,921	1,875	0.4%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	S+ 7.66% (12.58%)	10/15/2034	1,500	1,437	1,383	0.3%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	S+ 8.12% (12.90%)	2/20/2033	1,455	1,443	1,412	0.3%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	S+ 7.05% (11.93%)	7/20/2034	1,500	1,464	1,469	0.3%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	S+ 5.96% (10.85%)	1/23/2029	4,000	3,736	3,920	0.7%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	S+ 6.10% (10.99%)	7/25/2030	2,400	2,155	1,942	0.4%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	S+ 5.79% (10.67%)	10/26/2031	1,000	922	787	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	S+ 6.95% (11.86%)	7/16/2032	3,000	2,816	2,881	0.5%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	S+ 7.20% (12.09%)	10/25/2034	3,000	2,951	2,931	0.6%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	S+ 7.38% (12.26%)	7/20/2032	1,500	1,456	1,491	0.3%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	S+ 7.55% (12.43%)	7/19/2034	3,000	2,925	2,806	0.6%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	S+ 7.15% (12.07%)	4/15/2034	3,000	2,927	2,807	0.6%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	S+ 7.87% (12.79%)	1/15/2031	3,000	2,612	855	0.2%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	S+ 4.52% (9.44%)	7/15/2032	3,000	2,784	2,915	0.6%
Subtotal Collateralized Securities					$64,129	$61,119	12.3%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$528	0.1%
Avaya Holdings Corp.	Technology			17	244	104	0.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

December 31, 2024
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Gordian Medical, Inc.	Healthcare			405	$7,361	$7,146	1.4%
Gordian Medical, Inc.	Healthcare			392	—	—	—%
PG&E Corp.	Utilities	6.00%	12/1/2027	139	7,081	6,946	1.4%
Resolute Investment Managers, Inc.	Financials			30	1,286	991	0.2%
Subtotal Equity/Other					$17,216	$15,715	3.1%

TOTAL INVESTMENTS					$1,116,992	$1,103,160	220.4%
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

Below is certain summarized financial information for SLF as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025 and December 31, 2024:

Selected Statements of Assets and Liabilities Information	December 31,	December 31,
	2025	2024
ASSETS
Investments, at fair value (amortized cost of $733,390 and $1,116,992, respectively)	$704,292	$1,103,160
Cash and other assets	47,224	48,176
Total assets	$751,516	$1,151,336

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,445 and $1,469, respectively)	$450,555	$588,531
Secured borrowings	599	4,599
Other liabilities	22,715	57,568
Total Liabilities	$473,869	$650,698

MEMBERS’ CAPITAL
Total members’ capital	$277,647	$500,638

Total liabilities and members’ capital	$751,516	$1,151,336

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Selected Statements of Operations Information	For the years ended December 31,
	2025	2024	2023
Investment income:
Total investment income	$79,797	$102,587	$96,017

Operating expenses:
Interest and credit facility financing expenses	34,568	42,265	41,603
Other expenses	2,442	2,482	2,404
Total expenses	37,010	44,747	44,007

Net investment income	42,787	57,840	52,010

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	(31,707)	2,120	26,781

Net increase (decrease) in members’ capital resulting from operations	$11,080	$59,960	$78,791

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the year ended December 31, 2025 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Post Road Equipment Financing, LLC.

Selected Balance Sheet Information	As of December 31,	As of December 31,
	2025	2024
Total Assets	$1,252,779	$1,197,913
Total Liabilities	1,069,033	1,034,298

Selected Income Statement Information	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2025	2024	2023
Revenues	$148,144	$132,041	$109,875
Net income (loss)	22,878	20,463	9,871

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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
As of December 31, 2025 and December 31, 2024, $15.4 million and $15.2 million was payable to the Adviser for Management Fees, respectively.
For the years ended December 31, 2025 and 2024, the Company incurred $61.1 million and $54.1 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement and the Investment Advisory Agreement. For the year ended December 31, 2023, the Company incurred $4.2 million in Management Fees under the Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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
As of December 31, 2025, $8.4 million was payable to the Adviser for the incentive fee on income. As of December 31, 2024, $9.0 million was payable to the Adviser for the incentive fee on income.
For the years ended December 31, 2025 and 2024, the Company incurred $33.0 million and $36.0 million, respectively, in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the year ended December 31, 2023, the Company incurred $7.7 million in incentive fees on income under the Investment Advisory Agreement, none of which was payable to the advisor.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
For the years ended December 31, 2025, 2024, and 2023, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of December 31, 2025 and December 31, 2024, $3.1 million and $3.2 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For the years ended December 31, 2025, 2024, and 2023, the Company incurred $3.1 million, $3.1 million, and $1.2 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of December 31, 2025, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.3 billion and the Company’s asset coverage was 179%.
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
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
2030 Notes
On October 2, 2025, the Company and U.S. Bank Trust Company, National Association entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) to the 2021 Indenture, relating to the Company’s issuance of $300.0 million aggregate principal amount of its 6.00% notes due 2030 (the “2030 Notes”).
The 2030 Notes will mature on October 2, 2030, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Fourth Supplemental Indenture. The 2030 Notes bear interest at a rate of 6.00% per year payable semi-annually on April 2 and October 2 of each year, commencing on April 2, 2026. The 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables incurred by the Company’s consolidated and unconsolidated subsidiaries, financing vehicles or similar facilities).
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
In connection with the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 6.00% per annum and pays a floating interest rate of SOFR + 2.515% per annum on $300 million of the 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The carrying value of the 2030 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. Please see “Note 6. Derivatives” for additional detail.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
As of December 31, 2025 the components of the carrying value of the 2030 Notes were as follows:

For the Year Ended December 31,
2025
Principal amount of debt	$300,000
Unamortized debt issuance cost	(3,843)
Original issue discount, net of accretion	(3,295)
Adjustment for the change in fair value of an effective hedge accounting relationship	(609)
Carrying value of 2030 Notes	$292,253
As of December 31, 2024 no amounts were recognized.
For the year ended December 31, 2025 the components of interest expense related to the 2030 Notes, including the impact of the hedge accounting relationship, were as follows:

For the Year Ended December 31,
2025
Borrowing interest expense	$4,450
Amortization of debt issuance cost	199
Accretion of original issue discount	173
Interest rate swaps	1,082
Hedged items	(609)
Total interest and debt financing expenses	$5,295
For the years ended December 31, 2024 and 2023 no amounts were recognized.

The following table represents borrowings as of December 31, 2025:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$1,050,000	$962,969	$(4,241)	$958,728
JPM Revolver Facility	1/16/2030	780,000	2,216	(2,636)	(420)
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,759	(4,202)	394,557
2030 Notes (1)	10/2/2030	300,000	296,096	(3,843)	292,253
Total		$3,130,000	$2,260,040	$(14,922)	$2,245,118
(1) 2030 Notes are inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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

The weighted average annualized interest cost for all facility borrowings and unsecured notes for the years ended December 31, 2025 and 2024 was 6.17% and 6.72%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for the years ended December 31, 2025 and 2024 was $2.2 billion and $1.6 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the years ended December 31, 2025 and 2024 was $2.6 billion and $2.1 billion, respectively.

Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of December 31, 2025 and December 31, 2024, the Company had no short-term borrowings outstanding. For the years ended December 31, 2025 and 2024, the Company recorded no interest expense in connection with short-term borrowings. For the year ended December 31, 2023, the Company recorded interest expense of $1.7 million in connection with short-term borrowings. For the years ended December 31, 2025 and 2024, the Company did not have short-term borrowings.
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

As of December 31, 2025, the Company had no total return swaps outstanding. As of December 31, 2024, all total return swaps on the Nomura TRS were entered into contemporaneously with the Company’s sale of their reference assets. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedules of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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

As of December 31, 2025, the Company had no secured borrowings outstanding. As of December 31, 2024, the Company had secured borrowings outstanding of $30.8 million. For the years ended December 31, 2025, 2024, and 2023, the Company recorded interest expense of $0.4 million, $1.9 million, and $0.8 million, respectively, in connection with secured borrowings. For the years ended December 31, 2025, and 2024, the Company had an average outstanding balance of secured borrowings of $6.3 million and $31.2 million, respectively, and bore interest at a weighted average rate of 5.71% and 6.25%, respectively.
The following table represents interest and debt fees for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$48,115	$936	$1,473
JPM Revolver Facility	(5)	0.38%	22,532	623	1,677
Wells Fargo Credit Facility	(6)	(7)	19,485	—	105
2026 Notes	3.25%	n/a	9,750	—	—
2029 Notes	7.20%	n/a	28,800	1,201	359
2030 Notes	6.00% (8)	n/a	4,450	199	646
Secured borrowings	(9)	n/a	359	—	—
Total			$133,491	$2,959	$4,260

(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, administrative agent fees, and the impact of the effective hedge through the interest rate swap associated with the 2030 Notes.
(3)    From January 1, 2025 through June 29, 2025 the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.25% per annum. From June 30, 2025 to December 31, 2025, the interest rate was amended to three-month Term SOFR, plus a spread of 2.15% per annum.
(4)    From January 1, 2025 through December 31, 2025, the non-usage fee per annum was 0.55%.
(5)    From January 1, 2025 through December 31, 2025, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(6)    From January 1, 2025 through December 31, 2025, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum.
(7)    From January 1, 2025 through December 31, 2025, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.
(8)    The 2030 Notes bear fixed interest at 6.00% per annum. Please refer to the above for information related to the Company’s interest rate swap accounted for as a fair value hedge associated with the 2030 Notes.
(9)    From January 1, 2025 through March 18, 2025, the interest rate was three-month SOFR plus a spread of 2.80% per annum.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
The following table represents interest and debt fees for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$24,154	$557	$1,478
Wells Fargo Credit Facility	(5)	(6)	23,243	—	1,286
FBLC JPM Credit Facility	(7)	0.38%	14,984	—	1,132
JPM Revolver Facility	(8)	(9)	18,254	—	390
2024 Notes	4.85%	n/a	4,338	—	10
2026 Notes	3.25%	n/a	9,202	—	10
2029 Notes	7.20%	n/a	15,340	619	372
Secured borrowings	(10)	n/a	1,949	131	—
Total			$111,464	$1,307	$4,678
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
With respect to all of the FBLC borrowings assumed by the Company, interest expense and debt fees for the period from January 24, 2024 to December 31, 2025 were recognized by the Company and included within the related debt disclosures herein. Disclosures exclude any expenses from the FBLC borrowings incurred prior to the Mergers.
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
At December 31, 2025, the Company had no secured borrowings outstanding. At December 31, 2024, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2025 and December 31, 2024, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Principal Outstanding as of December 31, 2025	Fair Value as of December 31, 2025
JPM Credit Facility	3	$962,969	$962,969
JPM Revolver Facility	3	2,216	2,216
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	298,980
2029 Notes	3	398,759	412,368
2030 Notes(1)	3	296,096	297,126
Total		$2,260,040	$2,273,659
(1) 2030 Notes are inclusive of change in fair value of effective hedge.

	Level	Principal Outstanding as of December 31, 2024	Fair Value as of December 31, 2024
JPM Credit Facility	3	$625,669	$625,669
JPM Revolver Facility	3	439,216	439,216
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	291,444
2029 Notes	3	398,400	407,968
Total		$2,063,285	$2,064,297

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 6 - Derivatives

Interest Rate Swaps

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

In connection with the Company’s issuance of the 2030 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $300 million that matures on October 2, 2030. The Company receives fixed interest rate of 6.00% and pays floating interest rate of three-month SOFR plus 2.515%. The Company designated this interest rate swap and the 2030 Notes as a qualifying fair value hedge accounting relationship. As of December 31, 2025, the interest rate swap had a fair value of $(0.6) million included as a component of other liabilities on the consolidated statement of assets and liabilities.

The Company may also enter into interest rate swap agreements for which the Company does not utilize hedge accounting. These agreements are marked-to-market by recognizing the difference between the contract interest rate and the current market rate as unrealized gain (loss) on derivatives on the consolidated statements of assets and liabilities. As of December 31, 2025 and 2024, there was $0.3 million of unrealized loss and $0, respectively. For the year ended December 31, 2025 and 2024, the net change in unrealized depreciation on derivatives that does not utilize hedge accounting was $0.3 million and $0, respectively. For the year ended December 31, 2025 and 2024, the net realized gain on derivatives that does not utilize hedge accounting was $21 thousand and $0, respectively.

As of December 31, 2025 and December 31, 2024, the interest rate swaps are classified within Level 2 of the fair value hierarchy and is subject to ISDA Master Agreements or similar agreements. As of December 31, 2025 and 2024, there was $1.4 million and $0, respectively, of collateral pledged for derivatives which is included in restricted cash on the consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 7 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2025 and December 31, 2024, the Company had unfunded commitments of $701.3 million and $449.5 million, respectively. The Company maintains sufficient cash on hand, and available borrowings to fund such unfunded commitments.
As of December 31, 2025, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Accel International Holdings, LLC	Senior Secured First Lien Debt	Revolver	$4,762	$4,762
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,797	1,540
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,091
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Delayed Draw	6,778	6,778
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Revolver	7,906	7,906
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Delayed Draw	11,249	11,249
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Revolver	911	911
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	63
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	5,246	2,003
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	2,882
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	6,601	6,601
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,107	4,107
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,284	3,284
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,323	3,323
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	17,638
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,424	3,424
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,929	4,337
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,715
CCI Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,051	3,051
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	3,540	3,540
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Revolver	5,313	5,313
Cliffwater, LLC	Senior Secured First Lien Debt	Revolver	2,881	2,881
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	9,771	8,991
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Revolver	4,885	4,885
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Coronis Health I, LLC	Senior Secured First Lien Debt	Delayed Draw	1,330	798
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	$5,317	$5,317
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
Flow Traders Holding, LLC	Senior Secured First Lien Debt	Revolver	6,253	6,253
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,507	3,587
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,743
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	3,509	3,509
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	5,262	5,262
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,717	31,239
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	698
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	8,685	6,514
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	2,394
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	5,620
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,398	7,391
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	4,513
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	532
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	100,000	100,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	5,483
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	24,918	3,296
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	15,349	11,190
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	3,961
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	12,009
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	2,706
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	39,358	5
McDonald Worley, P.C.	Senior Secured First Lien Debt	Delayed Draw	93	93
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	1,157
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	429	377
MRI Software, LLC	Senior Secured First Lien Debt	Revolver	57	46
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver	1,311	260
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	9,050	7,045
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	1,811	1,811

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	$5,451	$5,451
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	3,351	3,351
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	1,005	1,005
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	3,629
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	35,000	1,000
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	40,000	40,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Delayed Draw	17,300	17,300
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Revolver	2,306	2,306
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,510	4,510
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,416
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	4,986
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	6,380
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,248
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,865
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,477	3,477
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	926	926
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,590	9,664
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Vanco Payment Solutions, LLC	Senior Secured First Lien Debt	Revolver	530	530
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,210	1,210
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	2,926	2,926
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	3,058	3,058
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	$3,663	$33
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,122	8,693
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	5,164
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	6,035	6,035
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Revolver	4,024	4,024
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,491	5,491
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$863,841	$701,341
As of December 31, 2024, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	$1,797	$1,643
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,951	265
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	16
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	4,574	648
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed Draw	6,480	3,277
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	7,864	7,864
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Delayed Draw	10,898	10,898
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Avalara, Inc.	Senior Secured First Lien Debt	Revolver	6,020	6,020
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	22,847
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	1,695	1,695
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Capstone Logistics	Senior Secured First Lien Debt	Delayed Draw	208	208
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,939	5,939
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,376
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Demakes Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	5,043	5,043

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver	$2,262	$2,262
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	5,599	5,599
FloWorks International, LLC	Senior Secured First Lien Debt	Delayed Draw	4,958	4,958
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,512	4,431
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	3,046
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Delayed Draw	1,970	1,970
Ground Penetrating Radar Systems, LLC	Senior Secured First Lien Debt	Revolver	1,050	919
HealthEdge Software, Inc.	Senior Secured First Lien Debt	Revolver	2,870	2,870
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,811	1,162
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	77
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	213
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,868	2,868
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,429	11,429
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	2,028	203
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	1,761	1,761
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	925
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	23,377	6,932
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,678	3,384
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	68
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	612	612
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	694
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,886	4,886
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,773	9,773
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver	4,885	4,885
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	6,772	6,125
Norvax, LLC	Senior Secured First Lien Debt	Revolver	576	381
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed Draw	4,032	4,032
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	4,032
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	516
PlayPower, Inc.	Senior Secured First Lien Debt	Revolver	2,617	2,617
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	9,667	9,667

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	$20,000	$17,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	2,696	2,696
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed Draw	9,527	9,527
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Revolver	1,248	1,248
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,447	4,447
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	2,768
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	5,502
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver	6,743	6,743
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	7,312
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,741
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,292
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,877	4,877
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,850	2,850
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,605	12,605
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	4,464	4,464
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	2,488	2,488
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,661	867
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,617	10,437
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	4,370
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	16,004	16,004
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$521,359	$449,546

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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
Note 9 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of December 31, 2025 and as of December 31, 2024, excluding the impact of net assets acquired as a result of the Mergers:

	As of December 31, 2025		As of December 31, 2024
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$—
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$—
Capital Drawdowns
For the year ended December 31, 2025, there were no capital drawdowns of Common Stock.
The following table summarizes the total shares issued and proceeds related to capital drawdowns of Common Stock for the year ended December 31, 2024:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2024
April 24, 2024	61,058	$900
Total Capital Drawdowns	61,058	$900
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
For the year ended December 31, 2025, there were no capital drawdowns of Series A Preferred Stock.
For the year ended December 31, 2024, there were no capital drawdowns of Series A Preferred Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 10 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the years ended December 31, 2025, 2024, and 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2022	24,609,132	$25	$375,557	$(3,161)	$372,421
Net investment income (loss)	—	—	—	53,575	53,575
Net realized gain (loss) from investment transactions	—	—	—	(987)	(987)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,809)	(7,809)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(17)	(17)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(7,615)	(7,615)
Distributions to common stockholders	—	—	—	(43,574)	(43,574)
Issuance of common stock, net of issuance costs	642,732	1	9,685	—	9,686
Reinvested dividends	828,525	0(1)	12,439	—	12,439
Tax adjustment	—	—	2,651	(2,651)	—
Balance as of December 31, 2023	26,080,389	$26	$400,332	$(12,239)	$388,119
Net investment income (loss)	—	—	—	188,389	188,389
Net realized gain (loss) from investment transactions	—	—	—	(22,825)	(22,825)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(76,301)	(76,301)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(18)	(18)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(7,256)	(7,256)
Distributions to common stockholders	—	—	—	(144,981)	(144,981)
Issuance of shares in connection with the Merger	110,035,780	110	1,594,151	—	1,594,261
Issuance of common stock, net of issuance costs	61,058	0(1)	900	—	900
Repurchases	(2,968,706)	(3)	(43,014)	—	(43,017)
Reinvested dividends	2,279,074	2	33,104	—	33,106
Tax adjustment	—	—	532,417	(532,417)	—
Balance as of December 31, 2024	135,487,595	$135	$2,517,890	$(607,648)	$1,910,377
Net investment income (loss)	—	—	—	163,899	163,899
Net realized gain (loss)	—	—	—	(32,858)	(32,858)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(26,723)	(26,723)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(18)	(18)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(6,336)	(6,336)
Distributions to common stockholders	—	—	—	(167,720)	(167,720)
Repurchases	(2,568,807)	(3)	(36,216)	—	(36,219)
Reinvested dividends	2,568,531	3	35,665	—	35,668

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Tax adjustment	—	—	13,644	(13,644)	—
Balance as of December 31, 2025	135,487,319	$135	$2,530,983	$(691,048)	$1,840,070
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
The following table reflects the Common Stock activity for the year ended December 31, 2025:

	Shares	Value
Shares issued through DRIP	2,568,531	$35,668
Share repurchases	(2,568,807)	(36,219)
	(276)	$(551)
The following table reflects the Common Stock activity for the year ended December 31, 2024:

	Shares	Value
Shares sold	110,096,838	$1,595,161
Shares issued through DRIP	2,279,074	33,106
Share repurchases	(2,968,706)	(43,017)
	109,407,206	$1,585,250
Note 11 - Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of December 31, 2025 and December 31, 2024, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of December 31, 2025, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2024, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem, and each holder of Series A Preferred Stock has the right to require the Company to redeem, the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to the other party. As of December 31, 2025, a liquidity event had not commenced.
In the event of a liquidation, dissolution or winding-up of the Company, each holder of Series A Preferred Stock will be entitled to receive from the assets of the Company the greater of (1) an amount equal to the Liquidation preference of each share of Series A Preferred Stock, or (2) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into shares of Common Stock immediately prior to such liquidation, dissolution or winding up.
The holders of the Preferred Stock are generally entitled to vote with the holders of the shares of Common Stock on all matters submitted for a vote to the common stockholders (voting together with the holders of shares of Common Stock as one class) on an as-converted basis, subject to certain limitations.
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2025:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2024	77,500	$77,416
Amortization of offering costs	—	18
Ending Balance, December 31, 2025	77,500	$77,434
The following table presents the activity in the Company’s Series A Preferred Stock for the year ended December 31, 2024:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2023	77,500	$77,398
Amortization of offering costs	—	18
Ending Balance, December 31, 2024	77,500	$77,416

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 13 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2025, 2024 and 2023.

	For the years ended December 31,
Numerator	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$104,318	$89,263	$44,779
Less: cumulative preferred stock dividends	(5,927)	(6,745)	(8,789)
Less: changes in carrying value of redeemable securities	(18)	(18)	(17)
Numerator for EPS - income available to common stockholders	$98,373	$82,500	$35,973

Denominator
Weighted average common shares outstanding basic and diluted	135,044,742	128,075,163	25,464,652
Basic and diluted earnings per share	$0.73	$0.64	$1.41

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 14 - Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$0.29
March 10, 2025 (special)	March 10, 2025	March 18, 2025	$0.04
May 6, 2025	May 6, 2025	May 15, 2025	$0.29
May 6, 2025 (special)	May 6, 2025	May 15, 2025	$0.04
August 7, 2025	August 7, 2025	September 2, 2025	$0.29
November 6, 2025	November 6, 2025	December 18, 2025	$0.29

The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$0.43
May 7, 2024	May 7, 2024	May 13, 2024	$0.29
May 7, 2024 (special)	May 7, 2024	May 13, 2024	$0.04
August 5, 2024	August 5, 2024	August 15, 2024	$0.29
August 5, 2024 (special)	August 5, 2024	August 15, 2024	$0.04
November 8, 2024	November 8, 2024	November 19, 2024	$0.29
November 8, 2024 (special)	November 8, 2024	November 19, 2024	$0.04

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$21.76
May 6, 2025	May 6, 2025	May 15, 2025	$21.76
August 7, 2025	August 7, 2025	September 2, 2025	$19.12
November 6, 2025	November 6, 2025	December 18, 2025	$19.12

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the year ended December 31, 2024:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2024
January 9, 2024	January 10, 2024	January 11, 2024	$28.35
May 7, 2024	May 7, 2024	May 13, 2024	$21.76
August 5, 2024	August 5, 2024	August 15, 2024	$21.76
November 8, 2024	November 8, 2024	November 19, 2024	$21.76

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
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
The tax character of distributions for the fiscal years ended December 31, 2025, 2024, and 2023 was as follows:

	For the year ended December 31,
	2025		2024		2023
Ordinary income distributions	$ 174,056 (1)	100.0%	$ 151,868 (2)	99.8%	$ 50,918 (3)	99.5%
Capital gains distributions	—	—	369	0.2	271	0.5
Return of capital	—	—	—	—	—	—
Total distributions	$174,056	100.0%	$152,237	100.0%	$51,189	100.0%
(1)     Includes 87.63% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.
(2)     Includes 86.96% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.
(3)     Includes 94.47% interest-related dividends. Interest-related dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) of the Code.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
For the years ended December 31, 2025, 2024, and 2023, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	For the year ended December 31,
	2025	2024	2023
Book income (loss) from operating activities	$97,964	$81,989	$37,147
Net unrealized (gain)/loss on investments	20,243	74,213	7,041
Nondeductible expenses	2,054	1,728	131
Temporary differences	56,095	35,639	5,077
Taxable income before deductions for distributions paid	$176,356	$193,569	$49,396
For the years ended December 31, 2025, 2024, and 2023, the components of accumulated gain and losses on a tax basis were as follows:

	For the year ended December 31,
	2025	2024	2023
Undistributed ordinary income	$50,613	$43,879	$2,174
Undistributed long term gain (loss)	—	—	369
Undistributed capital loss carryforward	—	—	—
Total undistributed net earnings (loss)	50,613	43,879	2,543
Net unrealized gain (loss) on investments	(165,652)	(142,531)	(12,414)
Other accumulated gain (loss) on investments	(576,014)	(508,995)	(2,368)
Total undistributed taxable income (loss)	$(691,053)	$(607,648)	$(12,239)
As of December 31, 2025, the Company had short-term capital loss carryforwards of $10.5 million and long-term capital loss carryforwards of $438.0 million, with no expiration, available to offset future capital gains. As of December 31, 2024, the Company had short-term capital loss carryforwards of $12.8 million and long-term capital loss carryforwards of $390.6 million, with no expiration, available to offset future capital gains.
At December 31, 2025 and 2024, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024
Tax cost	4,226,880	4,104,970
Gross unrealized appreciation	178,179	102,518
Gross unrealized depreciation	(343,831)	(245,049)
During the years ended December 31, 2025 and 2024, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable earnings (loss)	Paid in capital
2025	$(13,644)	$13,644
2024	$(532,417)	$532,417
These differences primarily relate to non-deductible excise tax expenses, subsidiaries, investments in partnerships, controlled foreign corporations, and merger-related items. Aggregate stockholders' equity was not affected by this reclassification.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Tax information for the fiscal year ended December 31, 2025 is an estimate and will not be finally determined until the
Company files its 2025 tax return.
As of December 31, 2025, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $69.8 million and deferred tax liabilities of $(87.6) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of December 31, 2025, deferred tax assets have been offset by valuation allowances of $(4.1) million. The net deferred tax liability is included within accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities.
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
As of December 31, 2025, the Company had differences between book basis and tax basis cost of $187.5 million from investments classified as partnerships, controlled foreign corporations, and non-taxable investment restructurings, and $(138.9) million from investments in domestic subsidiaries and investments acquired via the Mergers. As of December 31, 2024, the Company had differences between book basis and tax basis cost of $126.7 million from investments classified as partnerships and non-taxable investment restructurings, and $(74.9) million from investments in domestic subsidiaries and investments acquired via the Mergers.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 16 - Financial Highlights
The Company commenced investing operations on January 7, 2021. Net asset value attributable to common stock, at the beginning of the period from January 7, 2021 to December 31, 2021 represents the initial price per share issued on that date. The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, and for the period from January 7, 2021 to December 31, 2021:

	For the years ended December 31,				For the period from January 7, 2021 to December 31,
	2025	2024	2023	2022	2021
Per share data:
Net asset value attributable to common stock, beginning of period	$14.10	$14.88	$15.13	$15.46	$15.00

Results of operations (1)
Net investment income (loss)	1.21	1.47	2.11	1.68	0.78
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.44)	(0.77)	(0.28)	(0.44)	0.52
Net realized and unrealized gain (loss) on derivatives	(0.00) (9)	—	(0.06)	—	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.77	0.70	1.77	1.24	1.30

Accretion to redemption value of Series A redeemable convertible preferred stock (1)	(0.00) (9)	(0.00) (9)	(0.00) (9)	(0.00) (9)	(0.00) (9)
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.05)	(0.06)	(0.30)	(0.07)	—
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.72	0.64	1.47	1.17	1.30

Stockholder distributions (2)
Common stockholder distributions from net investment income	(1.24)	(1.42)	(1.71)	(1.47)	(0.30)
Common stockholder distributions from capital gains	—	(0.00) (9)	(0.01)	—	—
Net decrease in net assets resulting from stockholder distributions	(1.24)	(1.42)	(1.72)	(1.47)	(0.30)

Other (3)	—	—	—	(0.03)	(0.54)
Net asset value attributable to common stock, end of period	$13.58	$14.10	$14.88	$15.13	$15.46

Common shares outstanding at end of period	135,487,319	135,487,595	26,080,389	24,609,132	15,260,764
Total return (4)	5.22%	4.25%	10.12%	7.62%	3.08%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

	For the years ended December 31,				For the period from January 7, 2021 to December 31,
	2025	2024	2023	2022	2021
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,840,070	$1,910,377	$388,119	$372,421	$235,973

Ratio of net investment income to average net assets attributable to common stock	8.77%	10.23%	13.97%	10.80%	3.49%
Ratio of total expenses to average net assets attributable to common stock (5)	13.62%	12.21%	12.73%	10.15%	7.76%
Ratio of incentive fees to average net assets attributable to common stock (6)	1.77%	1.95%	2.01%	1.48%	0.93%
Ratio of total net expenses to average net assets attributable to common stock (7)	13.62%	12.21%	10.72%	8.67%	6.83%
Ratio of debt related expenses to average net assets attributable to common stock	7.53%	6.38%	8.12%	5.99%	2.98%
Portfolio turnover rate (8)	24.01%	18.86%	9.93%	9.03%	3.46%
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
(9)    Less than $0.01.
Note 17 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2025:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2025
Control Investments
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	$12	$—	$169	$(246)	$(86)	$163	$—
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	146	—	8,307	—	—	—	8,307

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2025
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	$235	$—	$10,109	$(5,373)	$248	$—	$4,984
BCPE Oceandrive Buyer, Inc. (5)	Equity/Other Investments	—	—	12,528	—	—	—	12,528
BCPE Oceandrive Buyer, Inc. (4) (5)	Senior Secured First Lien Debt	—	—	—	—	—	—	—
Danish CRJ, Ltd. (2) (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (3) (5) (7)	Joint Venture	27,380	404,934	—	(179,978)	(296)	296	224,956
Kahala Aviation, LLC (5)	Subordinated Debt	3,360	—	33,874	—	—	37	33,911
Kahala Aviation, LLC (2) (5)	Equity/Other Investments	—	2,308	7,545	—	—	477	10,330
Kahala Ireland Opco DAC (5)	Subordinated Debt	—	—	—	—	—	—	—
Kahala US OpCo, LLC (2) (4) (5)	Equity/Other Investments	83	—	—	—	—	—	—
MGTF Holdco, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (5)	Senior Secured First Lien Debt	1,116	31,672	103	—	—	(20,367)	11,408
Post Road Equipment Finance, LLC (5) (7)	Equity/Other Investments	11,274	119,233	8,926	—	—	93	128,252
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	7,595	62,599	(2)	—	—	4	62,601
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	3,864	35,000	23,000	(24,000)	—	—	34,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	190	3,000	10,000	(13,050)	—	50	—
Siena Capital Finance, LLC (5)	Equity/Other Investments	13,727	77,310	—	—	—	418	77,728
Siena Capital Finance, LLC (5)	Subordinated Debt	7,109	49,500	27,990	—	—	10	77,500
WPNT, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$76,091	$785,556	$142,549	$(222,647)	$(134)	$(18,819)	$686,505

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc. (2)	Equity/Other Investments	$—	$—	$17,441	$—	$—	$(2,809)	$14,632
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	37	—	532	—	—	—	532
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	311	—	4,225	—	—	—	4,225
Coronis Health I, LLC (5)	Senior Secured Second Lien Debt	92	—	2,751	—	—	—	2,751
Coronis Health I, LLC (2) (5)	Equity/Other Investments	—	—	4,900	—	—	—	4,900
CRS-SPV, Inc. (2) (5)	Equity/Other Investments	—	1,704	—	—	—	304	2,008
First Eagle Greenway Fund II, LLC (2) (4)	Equity/Other Investments	—	255	—	(244)	(131)	120	—
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	105	1,393	—	(15)	—	—	1,378
Integrated Efficiency Solutions, Inc. (5)	Senior Secured Second Lien Debt	1	446	—	—	—	222	668
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	10	210	150	(360)	—	—	—
Integrated Efficiency Solutions, Inc. (4) (5)	Senior Secured First Lien Debt	17	—	240	(249)	9	—	—

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2025
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	$—	$—	$—	$—	$—	$—	$—
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	794	4,237	48	—	—	37	4,322
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	(88)	2,170	—	—	—	(2,170)	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (4) (5)	Collateralized Securities	17	2,457	3	(2,457)	137	(140)	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	1,208	—	—	—	(731)	477
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	1,124	10,112	(3)	—	—	2	10,111
ORG GC Holdings, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	576	4,999	578	—	—	(2,767)	2,810
ORG GC Holdings, LLC (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (2)	Equity/Other Investments	—	603	—	—	—	(51)	552
Tennenbaum Waterman Fund, LP	Equity/Other Investments	—	5,802	—	(5,020)	—	(321)	461
Total Affiliate Investments		$2,996	$35,596	$30,865	$(8,345)	$15	$(8,304)	$49,827
Total Control & Affiliate Investments		$79,087	$821,152	$173,414	$(230,992)	$(119)	$(27,123)	$736,332
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
(2)Investment is non-income producing at December 31, 2025.
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
(4)Investment no longer held as of December 31, 2025.
(5)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6)Gross of net change in deferred taxes in the amount of $(6.1) million.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Dividends and interest for the year ended December 31, 2025 attributable to Controlled and Affiliated investments no longer held as of December 31, 2025 were $117.1 thousand.
Realized gain (loss) for the year ended December 31, 2025 attributable to Controlled and Affiliated investments no longer held as of December 31, 2025 was $15.2 thousand.
Change in unrealized gain (loss) for the year ended December 31, 2025 attributable to Controlled and Affiliated investments no longer held as of December 31, 2025 was $(20.1) thousand.
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
For the year ended December 31, 2025

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
For the year ended December 31, 2025
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
For the year ended December 31, 2025
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025
Note 20 - Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following tables as of December 31, 2025, 2024, 2023, 2022, and 2021.

The following is a summary of the senior securities as of December 31, 2025 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
JPM Credit Facility	$962,969	$—	$—	N/A
JPM Revolver Facility	2,216	—	—	N/A
Wells Fargo Credit Facility	300,000	—	—	N/A
2026 Notes	300,000	—	—	N/A
2029 Notes	398,759	—	—	N/A
2030 Notes	296,096	—	—	N/A
	$2,260,040	$1,848	$—	N/A

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Redeemable convertible preferred stock Series A	$77,500	$—	$—	N/A
	$77,500	$1,787	$—	N/A

The following is a summary of the senior securities as of December 31, 2024 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
JPM Credit Facility	$625,669	$—	$—	N/A
JPM Revolver Facility	439,216	—	—	N/A
Wells Fargo Credit Facility	300,000	—	—	N/A
2026 Notes	300,000	—	—	N/A
2029 Notes	398,400	—	—	N/A
Secured borrowings	30,758	—	—	N/A
	$2,094,043	$1,963	$—	N/A

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Redeemable convertible preferred stock Series A	$77,500	$—	$—	N/A
	$77,500	$1,892	$—	N/A

The following is a summary of the senior securities as of December 31, 2023 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Morgan Stanley Credit Facility	$322,000	$—	$—	N/A
Morgan Stanley Subscription Facility	33,344	—	—	N/A
	$355,344	$2,446	$—	N/A

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Redeemable convertible preferred stock Series A	$77,500	$—	$—	N/A
	$77,500	$1,971	$—	N/A

The following is a summary of the senior securities as of December 31, 2022 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Morgan Stanley Credit Facility	$356,500	$—	$—	N/A
Morgan Stanley Subscription Facility	25,400	—	—	N/A
Short-term borrowings	20,792	—	—	N/A
	$402,692	$2,014	$—	N/A

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2025

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
For the year ended December 31, 2025
Note 21 - Subsequent Events

In preparing these financial statements, the Company’s management has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

There have been no subsequent events that occurred during such period that would require disclosure, or would be required to be recognized, in the consolidated financial statements as of and for the year ended December 31, 2025.