Form 10-Q
period 2026-03-31
Franklin BSP Capital Corp
filed 2026-05-13
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 5, 2026 was 135,981,787.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $704,350 and $720,008, respectively)	$708,810	$686,505
Affiliate Investments, at fair value (amortized cost of $40,782 and $58,945, respectively)	32,726	49,827
Non-Affiliated Investments, at fair value (amortized cost of $3,401,033 and $3,399,401, respectively)	3,308,921	3,334,676
Investments, at fair value (amortized cost of $4,146,165 and $4,178,354, respectively)	4,050,457	4,071,008
Cash and cash equivalents	73,235	100,581
Restricted cash	16,420	20,102
Interest and dividends receivable	47,460	49,421
Receivable for unsettled trades	977	2,397
Prepaid expenses and other assets	3,649	4,378
Total assets	$4,192,198	$4,247,887

Liabilities:
Debt (net of deferred financing costs of $13,984 and $14,922, respectively)	$2,189,355	$2,245,118
Management fees payable	14,939	15,438
Incentive fees on income payable	7,736	8,355
Accounts payable and accrued expenses	29,906	31,575
Payable for unsettled trades	7,472	—
Interest and debt fees payable	30,426	28,253
Directors' fees payable	31	16
Other liabilities	3,051	1,292
Unrealized loss on derivatives	193	336
Total liabilities	2,283,109	2,330,383
Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at both March 31, 2026 and December 31, 2025	77,439	77,434
Net Assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 135,982,568 issued and outstanding at March 31, 2026, and 135,487,319 issued and outstanding at December 31, 2025	136	135
Additional paid in capital	2,537,839	2,530,983
Total distributable earnings (loss)	(706,325)	(691,048)
Total net assets attributable to common stock	1,831,650	1,840,070
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,192,198	$4,247,887

Net asset value per share attributable to common stock	$13.47	$13.58
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Investment income:
From Control Investments:
Interest income	$6,816	$6,030
Dividend income	10,675	16,377
Total investment income from Control Investments	17,491	22,407
From Affiliate Investments:
Interest income	626	735
Total investment income from Affiliate Investments	626	735
From Non-Affiliated Investments:
Interest income	78,782	82,451
Dividend income	330	303
Fee and other income	403	613
Total investment income from Non-Affiliated Investments	79,515	83,367
Interest from cash and cash equivalents	583	1,008
Total investment income	98,215	107,517
Operating expenses:
Management fees	14,932	14,985
Incentive fee on income	7,437	8,996
Interest and debt fees	34,566	33,852
Professional fees	1,875	2,134
Other general and administrative	2,238	1,793
Administrative services	216	220
Directors' fees	258	258
Total expenses	61,522	62,238
Net investment income (loss) before income taxes	36,693	45,279
Income tax expense, including excise tax	144	355
Net investment income (loss)	36,549	44,924

Realized and unrealized gain (loss):
Net realized gain (loss)
Control Investments	(33,020)	(164)
Affiliate Investments	(447)	137
Non-Affiliated Investments	669	3,490
Net realized gain (loss) on derivatives	(19)	(11)
Total net realized gain (loss)	(32,817)	3,452
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation) on investments
Control Investments	$37,963	$(5,641)
Affiliate Investments	(434)	(1,573)
Non-Affiliated Investments	(25,891)	(14,018)
Net change in deferred taxes	2,958	(2,047)
Net change in unrealized appreciation (depreciation) on derivatives	143	(238)
Total net change in unrealized appreciation (depreciation) on investments	14,739	(23,517)
Net realized and unrealized gain (loss)	(18,078)	(20,065)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$18,471	$24,859
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	(1,226)	(1,686)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$17,240	$23,168

Per share information
Net investment income (loss)	$0.27	$0.33
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.14	$0.18
Basic and diluted earnings (loss) per share	$0.13	$0.17
Weighted average common shares outstanding	135,487,474	135,597,814

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Operations:
Net investment income (loss)	$36,549	$44,924
Net realized gain (loss) from investments	(32,798)	3,463
Net realized gain (loss) on derivatives	(19)	(11)
Net change in unrealized appreciation (depreciation) on investments	11,638	(21,232)
Net change in unrealized appreciation (depreciation) on derivatives	143	(238)
Net change in deferred taxes	2,958	(2,047)
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	(1,226)	(1,686)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	17,240	23,168
Stockholder distributions:
Common stockholder distributions	(32,517)	(44,703)
Net decrease in net assets attributable to common stock from stockholder distributions	(32,517)	(44,703)
Capital share transactions:
Reinvestment of common stockholder distributions	6,857	9,991
Net increase (decrease) in net assets attributable to common stock from capital share transactions	$6,857	$9,991
Total increase (decrease) in net assets attributable to common stock	(8,420)	(11,544)
Net assets at beginning of period attributable to common stock	1,840,070	1,910,377
Net assets at end of period attributable to common stock	$1,831,650	$1,898,833

Net asset value per share attributable to common stock	$13.47	$13.94
Common shares outstanding at end of period	135,982,568	136,196,142

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$18,471	$24,859
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(3,933)	(3,790)
Net accretion of discount on investments	(2,659)	(3,603)
Amortization of deferred financing costs	937	599
Accretion of discount on unsecured notes	329	158
Amortization of premium on unsecured notes	(69)	(69)
Sales and repayments of investments	246,242	323,902
Purchases of investments	(241,525)	(282,505)
Net realized (gain) loss from investments	32,798	(3,463)
Net realized (gain) loss on derivatives	19	11
Net change in carrying value of unsecured notes attributed to hedging	(1,960)	—
Net change in unrealized (appreciation) depreciation on investments	(11,638)	21,232
Net change in unrealized (appreciation) depreciation on derivatives	(143)	238
(Increase) decrease in operating assets:
Interest and dividend receivable	3,208	2,190
Receivable for unsettled trades	1,420	2,781
Prepaid expenses and other assets	729	1,013
Due from broker	—	7,690
Increase (decrease) in operating liabilities:
Management fees payable	(499)	(177)
Incentive fees on income payable	(619)	397
Accounts payable and accrued expenses	(1,669)	(1,177)
Payable for unsettled trades	7,472	(23,961)
Interest and debt fees payable	2,173	8,045
Directors' fees payable	15	15
Other liabilities	1,759	(574)
Net cash provided by (used in) operating activities	$50,858	$73,811

Financing activities
Repayments of secured borrowings	$—	$(29,052)
Proceeds from debt	442,000	195,000
Payments on debt	(497,000)	(125,000)
Payments of financing costs	—	(3,627)
Common stockholder distributions	(25,660)	(34,712)
Preferred stockholder distributions	(1,226)	(1,686)
Net cash provided by (used in) financing activities	$(81,886)	$923

Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,028)	$74,734
Cash, cash equivalents and restricted cash, beginning of period	120,683	130,760
Cash, cash equivalents and restricted cash, end of period	$89,655	$205,494
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended March 31,
Supplemental and non-cash activities:	2026	2025
Non-cash repayments of secured borrowings	$—	$1,706
Interest and non-usage fees paid during the period	$30,968	$24,595
Net taxes paid, including excise tax, during the period	$—	$720
Distributions reinvested during the period	$6,857	$9,991

	As of March 31,
	2026	2025
Cash and cash equivalents	$73,235	$189,947
Restricted cash	16,420	15,547
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$89,655	$205,494

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 167.4% (d)
1236904 BC, Ltd. (e) (n)	Software		S+ 7.50% (11.29%), 3/4/2027	$587	$588	$581	0.0%
1236904 BC, Ltd. (e) (n) (p)	Software		S+ 5.50% (9.28%), 3/4/2027	4,534	4,493	4,489	0.2%
Accel International Holdings, LLC (e) (h)	Electrical Equipment		S+ 4.50%, 4/26/2032	—	(21)	—	—%
Accel International Holdings, LLC (e) (n) (p)	Electrical Equipment		S+ 4.50% (8.17%), 4/26/2032	27,685	27,563	27,685	1.5%
ACE Solutions, LLC (e) (h)	Oil, Gas & Consumable Fuels		S+ 5.25%, 3/24/2032	—	(23)	(47)	0.0%
ACE Solutions, LLC (e) (h)	Oil, Gas & Consumable Fuels		S+ 5.25%, 3/24/2032	—	(56)	(113)	0.0%
ACE Solutions, LLC (e) (n)	Oil, Gas & Consumable Fuels		S+ 5.25% (8.96%), 3/24/2032	10,550	10,393	10,392	0.6%
ADCS Clinics Intermediate Holdings, LLC (e)	Health Care Providers & Services		S+ 6.25% (10.05%), 5/7/2027	123	123	119	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.25% (9.96%), 5/7/2026	719	719	650	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.25% (9.95%), 5/7/2027	3,844	3,827	3,697	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.25% (10.05%), 5/7/2027	18,750	18,675	18,030	1.0%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.25%, 5/8/2030	—	(57)	—	—%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.25% (9.93%), 5/8/2030	599	530	599	0.0%
Adelaide Borrower, LLC (e) (n) (p)	Software		S+ 6.25% (9.95%), 5/8/2030	35,895	35,364	35,895	2.0%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (7.78%), 6/9/2028	1,972	1,971	1,775	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 5.00% (8.67%), 6/10/2031	1,138	1,103	1,138	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 5.00%, 6/10/2031	—	(68)	—	—%
Amylu Borrower Sub, LLC (e) (n)	Food Products		S+ 5.00% (8.67%), 6/10/2031	39,336	38,991	39,336	2.1%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75%, 8/1/2031	—	(53)	(107)	0.0%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75% (8.42%), 8/1/2031	304	295	295	0.0%
Arch Global Precision, LLC (e)	Machinery		S+ 4.75% (8.55%), 4/30/2028	2,286	2,286	2,197	0.1%
Arch Global Precision, LLC (e) (h)	Machinery		S+ 5.25% (9.05%), 4/30/2028	808	808	801	0.0%
Arch Global Precision, LLC (e) (n) (p)	Machinery		S+ 5.25% (9.02%), 4/30/2028	7,254	7,255	6,972	0.4%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (8.92%), 1/31/2032	3,235	3,198	3,235	0.2%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (8.95%), 1/31/2031	1,159	1,131	1,159	0.1%
Arctic Holdco, LLC (e) (n) (p)	Trading Companies & Distributors		S+ 5.25% (8.95%), 1/31/2032	45,806	45,427	45,806	2.5%
Armada Parent, Inc. (e)	Aerospace & Defense		S+ 5.25% (8.92%), 10/29/2030	3,831	3,796	3,831	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Armada Parent, Inc. (e) (h)	Aerospace & Defense		S+ 5.25%, 10/29/2030	$—	$(28)	$—	—%
Armada Parent, Inc. (e) (n)	Aerospace & Defense		S+ 5.25% (8.92%), 10/29/2030	55,353	55,113	55,353	3.0%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/28/2031	—	(10)	—	—%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/26/2030	—	(14)	—	—%
Artifact Bidco, Inc. (e) (n) (p)	Software		S+ 4.15% (7.85%), 7/28/2031	10,875	10,875	10,875	0.6%
AuditBoard, Inc. (e)	Software		S+ 4.50% (8.20%), 7/14/2031	10,898	10,809	10,735	0.6%
AuditBoard, Inc. (e) (h)	Software		S+ 4.50%, 7/14/2031	—	(33)	(65)	0.0%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.20%), 7/14/2031	22,887	22,703	22,544	1.2%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.24%), 7/14/2031	5,742	5,719	5,655	0.3%
Aventine Holdings, LLC (e)	Entertainment		S+ 6.00% (9.80%) 3.50% PIK, 6/18/2029	10,026	9,982	9,895	0.5%
Aventine Holdings, LLC (e) (p)	Entertainment		S+ 6.00% (9.80%) 3.50% PIK, 6/18/2029	24,637	24,513	24,314	1.3%
Axiom Global, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.27%), 10/2/2028	46,540	46,392	46,541	2.5%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.67%), 3/19/2031	22,639	22,370	22,073	1.2%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.67%), 3/19/2031	9,961	9,842	9,712	0.5%
Azurite Intermediate Holdings, Inc. (e) (h)	Software		S+ 6.00%, 3/19/2031	—	(39)	(91)	0.0%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(9)	(28)	0.0%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(30)	(30)	0.0%
Bayou Holdings Buyer, Inc. (e) (n)	Professional Services		S+ 4.75% (8.45%), 9/18/2031	21,249	21,157	21,151	1.2%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (9.95%) PIK, 4/30/2035	3,349	3,106	3,349	0.2%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.05%) PIK, 4/30/2035	5,198	5,198	5,198	0.3%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.05%) PIK, 4/30/2035	8,664	8,664	8,664	0.5%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50% (8.17%), 11/18/2031	6,108	5,988	6,108	0.3%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 11/18/2031	—	(51)	—	—%
Big Apple Advisory, LLC (e) (n) (p)	Financial Services		S+ 4.50% (8.17%), 11/18/2031	47,047	46,682	47,047	2.6%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.45%), 7/10/2031	1,547	1,533	1,547	0.1%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.45%), 7/10/2031	1,687	1,669	1,687	0.1%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75%, 7/10/2031	—	(16)	—	—%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.45%), 7/10/2031	20	14	20	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Bingo Group Buyer, Inc. (e) (n) (p)	Commercial Services & Supplies		S+ 4.75% (8.45%), 7/10/2031	$5,396	$5,341	$5,396	0.3%
Capstone Acquisition Holdings, Inc. (e)	Air Freight & Logistics		S+ 4.50% (8.27%), 11/13/2029	207	206	207	0.0%
Capstone Acquisition Holdings, Inc. (e) (n)	Air Freight & Logistics		S+ 4.50% (8.27%), 11/13/2029	20,498	20,501	20,498	1.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25% (7.95%), 11/18/2031	1,922	1,890	1,922	0.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25% (7.97%), 11/18/2031	1,798	1,777	1,798	0.1%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Financial Services		S+ 4.25% (7.95%), 11/18/2031	11,591	11,497	11,591	0.6%
CCI Buyer, Inc. (e) (h)	Wireless Telecommunication Services		S+ 5.00%, 5/13/2032	—	(27)	—	—%
CCI Buyer, Inc. (e) (n) (p)	Wireless Telecommunication Services		S+ 5.00% (8.70%), 5/13/2032	51,998	51,520	51,998	2.8%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (9.85%), 6/23/2027	10,305	10,265	10,305	0.6%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (10.00%), 6/23/2027	15,147	14,936	15,147	0.8%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(16)	(33)	0.0%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(49)	(49)	0.0%
Charter Industries Holdings, LLC (e) (n)	Distributors		S+ 4.75% (8.42%), 10/1/2032	29,255	29,017	28,983	1.6%
Cliffwater, LLC (e) (h)	Capital Markets		S+ 4.75%, 4/22/2032	—	(25)	—	—%
Cliffwater, LLC (e) (n) (p)	Capital Markets		S+ 4.75% (8.42%), 4/22/2032	30,078	29,809	30,078	1.6%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 5.00% (8.67%), 9/10/2031	3,514	3,462	3,450	0.2%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 5.00%, 9/10/2031	—	(28)	(32)	0.0%
Coalesce Merlin Purchaser, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.00% (8.67%), 9/10/2031	17,371	17,263	17,256	0.9%
Cold Spring Brewing, Co. (e) (n) (p)	Beverages		S+ 4.75% (8.43%), 12/10/2030	20,556	20,399	20,556	1.1%
Communication Technology Intermediate, LLC (e) (h)	Professional Services		S+ 5.50% (9.17%), 5/5/2027	1,412	1,408	1,412	0.1%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.17%), 5/5/2027	24,607	24,560	24,607	1.3%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.17%), 5/5/2027	24,295	24,190	24,295	1.3%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.17%), 5/5/2027	2,414	2,399	2,414	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Professional Services		S+ 5.50% (9.17%), 5/5/2027	8,560	8,549	8,560	0.5%
Consolidated Precision Products Corp. (e) (q)	Aerospace & Defense		10.14%, 1/1/2030	20,618	20,618	20,812	1.1%
Corfin Industries, LLC (e)	Aerospace & Defense		S+ 5.25% (9.02%), 12/27/2027	1,545	1,546	1,545	0.1%
Corfin Industries, LLC (e)	Aerospace & Defense		S+ 5.25% (9.02%), 12/27/2027	9,411	9,414	9,411	0.5%
Corfin Industries, LLC (e) (n) (p)	Aerospace & Defense		S+ 5.25% (9.02%), 12/27/2027	15,807	15,811	15,807	0.9%
Corfin Industries, LLC (e) (n) (p)	Aerospace & Defense		S+ 5.25% (9.02%), 12/27/2027	19,533	19,382	19,533	1.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Coronis Health I, LLC (e) (h) (m)	Health Care Technology		S+ 4.50% (8.16%), 5/1/2030	$798	$798	$798	0.0%
Coronis Health I, LLC (e) (m)	Health Care Technology		S+ 7.00% (10.66%) PIK, 5/1/2031	4,342	4,343	4,342	0.2%
Demakes Borrower, LLC (e) (n)	Consumer Staples Distribution & Retail		S+ 6.00% (9.70%), 12/12/2029	17,532	17,256	17,532	1.0%
Einstein Parent, Inc. (e) (h)	Software		S+ 5.25%, 1/22/2031	—	(37)	(69)	0.0%
Einstein Parent, Inc. (e) (n) (p)	Software		S+ 5.25% (8.92%), 1/22/2031	22,317	21,945	21,648	1.2%
Electric Power Engineers, LLC (e) (h)	Construction & Engineering		S+ 4.50% (8.25%), 12/31/2031	6,379	6,294	6,379	0.3%
Electric Power Engineers, LLC (e) (h)	Construction & Engineering		S+ 4.50% (8.20%), 12/31/2031	2,127	2,083	2,127	0.1%
Electric Power Engineers, LLC (e) (n) (p)	Construction & Engineering		S+ 4.50% (8.25%), 12/31/2031	27,909	27,678	27,909	1.5%
Electro-Methods, LP (e) (h)	Aerospace & Defense		S+ 4.75%, 2/23/2032	—	(105)	—	—%
Electro-Methods, LP (e) (n) (p)	Aerospace & Defense		S+ 4.75% (8.41%), 2/23/2032	34,326	33,884	34,326	1.9%
Eliassen Group, LLC (e) (n)	Professional Services		S+ 5.75% (9.45%), 4/14/2028	1,340	1,339	1,340	0.1%
Eliassen Group, LLC (e) (n) (p)	Professional Services		S+ 5.75% (9.45%), 4/14/2028	16,759	16,696	16,759	0.9%
FGT Purchaser, LLC (e) (h)	Internet & Direct Marketing Retail		S+ 5.50%, 3.00% PIK, 9/13/2028	—	(5)	(296)	0.0%
FGT Purchaser, LLC (e) (n)	Internet & Direct Marketing Retail		S+ 5.50% (9.30%) 3.00% PIK, 9/13/2028	31,276	31,228	28,304	1.5%
Florida Food Products, LLC (n)	Food Products		S+ 5.00% (8.76%), 10/15/2030	10,124	10,031	7,321	0.4%
Florida Food Products, LLC (e) (n)	Food Products		S+ 5.50% (9.15%), 10/15/2030	2,011	1,922	1,975	0.1%
Florida Food Products, LLC (n)	Food Products		S+ 5.50% (9.15%), 10/15/2030	1,916	1,898	1,877	0.1%
Flow Traders Holding, LLC (a) (e)	Capital Markets		S+ 5.00% (8.70%), 10/29/2031	16,590	16,356	16,357	0.9%
Flow Traders Holding, LLC (a) (e) (h)	Capital Markets		S+ 5.00%, 10/29/2031	—	(87)	(88)	0.0%
FloWorks International, LLC (e)	Trading Companies & Distributors		S+ 4.75% (8.42%), 11/26/2031	4,958	4,914	4,958	0.3%
FloWorks International, LLC (e) (n) (p)	Trading Companies & Distributors		S+ 4.75% (8.42%), 11/26/2031	39,267	38,940	39,267	2.1%
Foresight Energy Operating, LLC (e)	Oil, Gas & Consumable Fuels		S+ 8.00% (11.80%), 6/30/2027	1,034	1,034	1,034	0.1%
Galway Borrower, LLC (e)	Insurance		S+ 4.50% (8.20%), 9/29/2028	1,125	1,121	1,125	0.1%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.20%), 9/29/2028	1,264	1,255	1,264	0.1%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50%, 9/29/2028	—	(8)	(17)	0.0%
Galway Borrower, LLC (e) (n)	Insurance		S+ 4.50% (8.20%), 9/29/2028	38,006	37,936	38,006	2.1%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(16)	(32)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	$—	$(24)	$(47)	0.0%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(24)	(24)	0.0%
Groome Purchaser, LLC (e) (n)	Commercial Services & Supplies		S+ 4.75% (8.48%), 8/29/2031	16,482	16,328	16,333	0.9%
High Street Buyer, Inc. (e) (h)	Insurance		S+ 4.50% (8.20%), 4/14/2028	5,218	5,105	5,023	0.3%
Hometown Food, Co. (e) (n) (p)	Food Products		S+ 4.50% (8.17%), 12/3/2030	15,013	14,876	15,013	0.8%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.03%), 1/9/2028	4,604	4,577	4,604	0.3%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.03%), 1/9/2028	2,127	2,114	2,127	0.1%
Hospice Care Buyer, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50% (9.96%), 1/9/2028	2,680	2,674	2,680	0.1%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	24,766	24,612	24,766	1.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.13%), 1/9/2028	6,428	6,385	6,428	0.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.03%), 1/9/2028	8,380	8,325	8,380	0.5%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.03%), 1/9/2028	3,519	3,496	3,519	0.2%
Hunter Communications & Technologies, LLC (e) (h)	Diversified Telecommunication Services		S+ 4.75% (8.42%), 3/31/2032	440	422	409	0.0%
Hunter Communications (e) (h)	Diversified Telecommunication Services		S+ 4.75%, 3/31/2032	—	(6)	(6)	0.0%
Hunter Communications (e) (n)	Diversified Telecommunication Services		S+ 4.75% (8.42%), 3/31/2032	5,812	5,754	5,754	0.3%
ICAT Intermediate Holdings, LLC (e) (h)	Air Freight & Logistics		S+ 6.25% (9.92%), 3/1/2029	4,163	4,076	4,052	0.2%
ICAT Intermediate Holdings, LLC (e) (h)	Air Freight & Logistics		S+ 6.25%, 3/1/2029	—	(17)	(17)	0.0%
ICAT Intermediate Holdings, LLC (e) (n)	Air Freight & Logistics		S+ 6.25% (9.92%), 3/1/2029	17,263	17,042	17,042	0.9%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00%, 6/30/2032	—	(35)	(69)	0.0%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00% (8.67%), 6/30/2032	865	807	807	0.0%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Machinery		S+ 5.00% (8.70%), 6/30/2032	42,163	41,780	41,788	2.3%
IG Investments Holdings, LLC (e) (h)	Professional Services		S+ 5.00%, 9/22/2028	—	(17)	—	—%
IG Investments Holdings, LLC (e) (n)	Professional Services		S+ 5.00% (8.67%), 9/22/2028	25,935	25,935	25,935	1.4%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25% (8.89%), 5/23/2028	9,788	9,675	9,788	0.5%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25%, 5/23/2028	—	(20)	—	—%
Indigo Buyer, Inc. (e) (n)	Containers & Packaging		S+ 5.25% (8.92%), 5/23/2028	60,725	60,725	60,725	3.3%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(15)	(109)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	$—	$(19)	$(68)	0.0%
InhabitIQ, Inc. (e) (n) (p)	Software		S+ 4.50% (8.17%), 1/12/2032	25,944	25,841	25,555	1.4%
Integrated Global Services, Inc. (e) (h)	Construction & Engineering		S+ 5.00%, 3/6/2032	—	(35)	(69)	0.0%
Integrated Global Services, Inc. (e) (h)	Construction & Engineering		P+ 4.00% (10.75%), 3/6/2031	4,171	4,095	4,093	0.2%
Integrated Global Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 5.00% (8.67%), 3/6/2032	32,499	32,071	32,086	1.8%
International Cruise & Excursion Gallery, Inc. (e) (p)	Hotels, Restaurants & Leisure		S+ 6.00% (9.70%), 12/29/2028	1,358	1,358	1,358	0.1%
IQN Holding Corp. (e)	Software		S+ 5.75% (9.45%) 3.13% PIK, 5/2/2029	5,835	5,835	5,748	0.3%
IQN Holding Corp. (e) (h)	Software		S+ 5.25% (8.95%), 5/2/2028	887	885	864	0.0%
IQN Holding Corp. (e) (n) (p)	Software		S+ 5.75% (9.45%) 3.13% PIK, 5/2/2029	17,420	17,348	17,159	0.9%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.32%), 12/10/2029	22,894	22,773	22,894	1.2%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.35%), 12/10/2029	2,976	2,953	2,976	0.2%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.35%), 12/10/2029	41,975	41,838	41,975	2.3%
LaserShip, Inc.	Air Freight & Logistics		S+ 8.50% (12.46%) 7.00% PIK, 8/10/2029	2,939	2,939	742	0.0%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.00%, 3/31/2031	—	(39)	—	—%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.00% (8.67%), 3/31/2031	15,250	15,077	15,250	0.8%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.00%, 3/31/2031	—	(42)	—	—%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.00% (8.67%), 3/31/2031	19,054	18,882	19,054	1.0%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.00% (8.67%), 3/31/2031	19,312	19,056	19,312	1.1%
Lighthouse Intelligence, Ltd. (a) (e)	Software		S+ 5.00% (8.67%) 2.50% PIK, 4/10/2030	22,746	22,469	22,093	1.2%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(73)	(345)	0.0%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(104)	(246)	0.0%
LSF12 Donnelly Bidco, LLC (e) (n)	Machinery		S+ 6.50% (10.17%), 10/2/2029	18,691	18,400	18,691	1.0%
Mandrake Bidco, Inc. (e) (h)	Machinery		S+ 4.50%, 8/20/2030	—	(74)	—	—%
Mandrake Bidco, Inc. (e) (n) (p)	Machinery		S+ 4.50% (8.17%), 8/20/2031	55,557	55,114	55,557	3.0%
Manna Pro Products, LLC (e)	Food Products		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	4,011	3,962	3,373	0.2%
Manna Pro Products, LLC (e) (h)	Food Products		S+ 6.50%, 3.50% PIK, 12/10/2029	—	(47)	(430)	0.0%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	1,912	1,888	1,608	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	$6,877	$6,792	$5,783	0.3%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	24,253	23,951	20,396	1.1%
McDonald Worley, P.C. (e) (h) (j)	Professional Services		30.00% PIK, 12/31/2025	39,422	14,088	4,845	0.3%
Medical Management Resource Group, LLC (e) (h)	Health Care Providers & Services		S+ 5.75%, 9/30/2026	—	(2)	(28)	0.0%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.55%), 9/30/2027	9,285	9,235	9,160	0.5%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.55%), 9/30/2027	22,479	22,356	22,175	1.2%
Megavolt Borrower, LLC (e) (n) (p)	Construction & Engineering		S+ 4.75% (8.45%), 2/13/2032	36,896	36,263	36,896	2.0%
Michael Baker International, LLC (e)	Construction & Engineering		S+ 4.50% (8.20%), 12/1/2028	17,638	17,152	17,155	0.9%
Midwest Can Company, LLC (e) (n) (p)	Containers & Packaging		S+ 6.00% (9.67%), 6/30/2026	27,902	27,902	27,902	1.5%
Mirra-Primeaccess Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.43%), 7/29/2026	67,910	67,872	61,120	3.3%
Mirra-Primeaccess Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.50% (10.43%), 7/29/2026	8,442	8,440	7,316	0.4%
MRI Software, LLC (e)	Software		S+ 4.75% (8.45%), 2/10/2028	2,175	2,175	2,153	0.1%
MRI Software, LLC (e)	Software		S+ 4.75% (8.42%), 2/10/2028	6,717	6,692	6,650	0.4%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.47%), 2/10/2028	166	165	162	0.0%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.45%), 2/10/2028	14	14	14	0.0%
Muth Mirror Systems, LLC (e) (h) (j)	Automobile Components		11.00% 4.00% PIK, 3/31/2027	930	868	6	0.0%
Muth Mirror Systems, LLC (e) (j)	Automobile Components		11.00% 4.00% PIK, 3/31/2027	15,420	14,188	4,626	0.3%
MWH Intermediate II, LLC (e)	Capital Markets		S+ 4.50% (8.18%), 8/27/2032	9,027	8,965	8,965	0.5%
MWH Intermediate II, LLC (e) (h)	Capital Markets		S+ 4.50% (8.18%), 8/29/2031	942	929	929	0.1%
MWH Intermediate II, LLC (e) (n)	Capital Markets		S+ 4.50% (8.20%), 8/27/2032	15,355	15,246	15,249	0.8%
Norvax, LLC (e)	Insurance		S+ 5.50% (9.17%), 8/5/2029	228	228	228	0.0%
Norvax, LLC (e)	Insurance		S+ 11.68% (15.50%) 7.18% PIK, 8/6/2029	378	378	360	0.0%
Odessa Technologies, Inc. (e) (h)	Software		S+ 5.50%, 10/19/2027	—	(9)	—	—%
Odessa Technologies, Inc. (e) (n)	Software		S+ 5.50% (9.30%), 10/19/2027	20,183	20,150	20,183	1.1%
One Source Virtual, Inc. (e) (h)	Professional Services		S+ 4.75%, 1/30/2033	—	(13)	(13)	0.0%
OneSource Virtual, Inc. (e)	Professional Services		S+ 4.75% (8.45%), 1/30/2033	18,967	18,878	18,874	1.0%
ORG GC Holdings, LLC (e) (m)	Professional Services		S+ 6.50% (10.46%), 11/29/2026	10,111	10,120	10,111	0.6%
Palmdale Oil Co., LLC (e)	Oil, Gas & Consumable Fuels		S+ 4.75% (8.38%), 12/12/2031	4,348	4,333	4,328	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
PetVet Care Centers, LLC (e) (h)	Health Care Providers & Services		S+ 6.00% (9.68%), 11/15/2029	$806	$794	$403	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Health Care Providers & Services		S+ 6.00% (9.67%), 11/15/2030	30,218	29,796	27,196	1.5%
Pie Buyer, Inc. (e) (h)	Consumer Staples Distribution & Retail		S+ 5.50% (9.50%), 3/31/2028	2,151	2,147	1,893	0.1%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.49%), 3/31/2028	8,653	8,640	7,787	0.4%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.49%), 3/31/2028	2,269	2,268	2,042	0.1%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.49%), 3/31/2028	39,979	39,915	35,982	2.0%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.38%), 3/31/2028	2,949	2,944	2,654	0.1%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.17%) 1.50% PIK, 8/22/2029	4,612	4,612	4,569	0.2%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.17%) 1.50% PIK, 8/22/2029	2,343	2,343	2,321	0.1%
Pluralsight, LLC (e) (h)	Software		S+ 4.50%, 1.50% PIK, 8/22/2029	—	—	(26)	0.0%
Pluralsight, LLC (e) (h)	Software		S+ 4.50%, 1.50% PIK, 8/22/2029	—	—	(11)	0.0%
Pluralsight, LLC (e) (j)	Software		S+ 7.50% (11.17%) PIK, 8/22/2029	8,225	7,917	822	0.0%
Pluto Acquisition I, Inc.	Health Care Providers & Services		S+ 5.50% (9.21%), 6/20/2028	3,304	3,304	3,329	0.2%
Questex, Inc. (e) (h)	Media		S+ 5.50%, 5/15/2029	—	(24)	(32)	0.0%
Questex, Inc. (e) (p)	Media		S+ 5.50% (9.18%), 5/15/2029	14,911	14,708	14,665	0.8%
Reagent Chemical and Research, LLC (e)	Chemicals		S+ 5.25% (8.92%), 4/30/2031	5,311	5,239	5,311	0.3%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(102)	—	—%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (8.92%), 4/30/2031	43,370	42,725	43,370	2.4%
Rialto Management Group, LLC (e) (h)	Capital Markets		S+ 4.75%, 12/5/2030	—	(6)	—	—%
Rialto Management Group, LLC (e) (n) (p)	Capital Markets		S+ 4.75% (8.42%), 12/5/2030	20,178	20,014	20,178	1.1%
Roadsafe Holdings, Inc. (e) (n)	Construction & Engineering		S+ 5.75% (9.65%), 10/19/2027	7,286	7,291	7,286	0.4%
Roadsafe Holdings, Inc. (e) (n)	Construction & Engineering		S+ 5.75% (9.65%), 10/19/2027	6,779	6,763	6,779	0.4%
Roadsafe Holdings, Inc. (e) (n) (p)	Construction & Engineering		S+ 5.75% (9.63%), 10/19/2027	11,930	11,909	11,930	0.7%
Roadsafe Holdings, Inc. (e) (n) (p)	Construction & Engineering		P+ 4.75% (11.50%), 10/19/2027	1,075	1,064	1,075	0.1%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.50%, 11/12/2031	—	(79)	(166)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.50%, 11/12/2031	$—	$(21)	$(22)	0.0%
Saab Purchaser, Inc. (e) (n)	Software		S+ 4.50% (8.20%), 11/12/2031	17,877	17,712	17,705	1.0%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50%, 11/18/2027	—	(22)	(2,580)	(0.1)%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.28%), 11/18/2027	37,166	37,088	29,733	1.6%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.28%), 11/18/2027	12,993	12,899	10,394	0.6%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Aerospace & Defense		S+ 5.25%, 12/3/2031	—	(18)	—	—%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Aerospace & Defense		S+ 5.25% (8.92%), 12/3/2031	24,800	24,605	24,800	1.4%
SCIH Salt Holdings, Inc. (e) (h)	Chemicals		C+ 3.50%, 12/15/2026	—	(1)	(15)	0.0%
Sherlock Buyer Corp. (e) (h)	Professional Services		S+ 5.75%, 12/8/2029	—	(4)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Professional Services		S+ 5.75% (9.42%), 12/6/2030	15,516	15,468	15,516	0.8%
Simplifi Holdings, Inc. (e) (h)	Media		S+ 5.25% (9.02%), 6/30/2028	2,132	2,118	2,132	0.1%
Simplifi Holdings, Inc. (e) (n)	Media		S+ 5.25% (9.02%), 12/29/2028	49,396	49,067	49,396	2.7%
SitusAMC Holdings Corp. (e) (n) (p)	Financial Services		S+ 5.50% (9.20%), 5/14/2031	51,999	51,833	51,999	2.9%
Striper Buyer, LLC (e) (n)	Containers & Packaging		S+ 5.50% (9.27%), 12/30/2026	16,608	16,598	16,093	0.9%
SunMed Group Holdings, LLC (e) (h)	Health Care Equipment & Supplies		S+ 5.50%, 6/16/2027	—	(1)	—	—%
SunMed Group Holdings, LLC (e) (n)	Health Care Equipment & Supplies		S+ 5.50% (9.27%), 6/16/2028	12,405	12,324	12,405	0.7%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	65,861	927	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	11,691	164	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		12.00% PIK, 3/31/2023	6,203	4,742	6,203	0.3%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.42%), 12/15/2031	4,771	4,711	4,771	0.3%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.42%), 12/15/2031	859	853	859	0.0%
TEI Intermediate, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.25% (8.85%) 2.88% PIK, 12/15/2031	23,180	23,176	23,180	1.3%
The NPD Group, LP (e) (h)	Professional Services		S+ 4.25%, 12/1/2028	—	(18)	—	—%
The NPD Group, LP (e) (n)	Professional Services		S+ 4.25% (7.95%), 12/1/2029	52,102	51,634	52,102	2.8%
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 4.00% (7.93%), 5/18/2028	5,936	5,935	5,550	0.3%
Tivity Health, Inc. (e) (n)	Health Care Providers & Services		S+ 5.00% (8.67%), 6/28/2029	24,229	23,987	24,229	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Trinity Air Consultants Holdings Corp. (e)	Professional Services		S+ 4.25% (8.02%), 6/29/2029	$16,184	$16,042	$16,184	0.9%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.25%, 6/29/2029	—	(15)	—	—%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.25%, 6/29/2029	—	(8)	—	—%
Triple Lift, Inc. (e) (h)	Media		S+ 5.75%, 5/5/2028	—	(33)	(282)	0.0%
Triple Lift, Inc. (e) (n) (p)	Media		S+ 5.75% (9.59%), 5/5/2028	38,872	38,237	36,539	2.0%
Trystar, LLC (e)	Electrical Equipment		S+ 4.25% (7.92%), 8/6/2031	12,583	12,476	12,583	0.7%
Trystar, LLC (e) (h)	Electrical Equipment		S+ 4.25%, 8/6/2031	—	(48)	—	—%
Trystar, LLC (e) (n) (p)	Electrical Equipment		S+ 4.25% (7.92%), 8/6/2031	22,896	22,715	22,896	1.3%
Trystar, LLC (e) (p)	Electrical Equipment		S+ 4.25% (7.92%), 8/6/2031	10,338	10,258	10,338	0.6%
Urban One, Inc. (b) (e)	Media	12/18/2025	10.50%, 4/1/2030	164	157	157	0.0%
US Oral Surgery Management Holdco, LLC (e)	Health Care Providers & Services		S+ 5.25% (9.02%), 11/20/2028	5,050	5,031	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Health Care Providers & Services		S+ 5.25%, 11/20/2028	—	(4)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.02%), 11/20/2028	6,997	6,964	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.02%), 11/20/2028	6,098	6,081	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.02%), 11/20/2028	17,668	17,567	17,668	1.0%
US Salt Investors, LLC (a) (e)	Chemicals		S+ 4.25% (7.92%), 2/26/2033	16,679	16,516	16,514	0.9%
US Salt Investors, LLC (a) (e) (h)	Chemicals		S+ 4.25%, 2/26/2033	—	(19)	(19)	0.0%
Vanco Payment Solutions, LLC (e)	Software		S+ 4.75% (8.42%), 12/1/2031	11,231	11,178	11,120	0.6%
Vanco Payment Solutions, LLC (e) (h)	Software		S+ 4.75%, 12/1/2031	—	(5)	(5)	0.0%
Varicent Intermediate Holdings Corp. (e)	Software		S+ 6.00% (9.70%) 3.25% PIK, 8/23/2031	5,928	5,882	5,825	0.3%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(6)	(21)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(19)	(43)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(34)	(54)	0.0%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software		S+ 6.00% (9.70%) 3.25% PIK, 8/23/2031	21,279	21,046	20,906	1.1%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.16%), 6/1/2029	2,976	2,947	2,976	0.2%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.16%), 6/1/2029	944	935	944	0.1%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 5.00% (8.65%), 6/1/2029	1,547	1,533	1,547	0.1%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 4.50%, 6/1/2029	—	(5)	—	—%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 5.00%, 6/1/2029	—	(12)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Victors CCC Buyer, LLC (e) (n)	Professional Services		S+ 5.00% (8.67%), 6/1/2029	$23,395	$23,151	$23,395	1.3%
West Coast Dental Services, Inc. (e) (h)	Health Care Providers & Services		S+ 5.75% (9.60%), 7/1/2028	3,630	3,599	2,901	0.2%
West Coast Dental Services, Inc. (e) (n)	Health Care Providers & Services		S+ 5.75% (9.60%), 7/1/2028	1,661	1,641	1,328	0.1%
West Coast Dental Services, Inc. (e) (n)	Health Care Providers & Services		S+ 5.75% (9.56%), 7/1/2028	27,803	27,516	22,242	1.2%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.50% (8.20%), 9/19/2031	4,417	4,347	4,417	0.2%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.50%, 9/19/2031	—	(53)	—	—%
Westwood Professional Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 4.50% (8.20%), 9/19/2031	44,735	44,384	44,735	2.4%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.75%, 9/16/2032	—	(13)	(26)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.75%, 9/16/2032	—	(26)	(26)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (n)	Capital Markets		S+ 4.75% (8.42%), 9/16/2032	25,733	25,490	25,496	1.4%
WHCG Purchaser III, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.17%) 3.25% PIK, 6/29/2029	24,397	24,397	24,397	1.3%
WIN Holdings III Corp. (e) (h)	Diversified Consumer Services		S+ 5.00% (8.77%), 1/16/2028	1,192	1,181	1,192	0.1%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.77%), 7/16/2028	41,683	41,597	41,683	2.3%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.78%), 7/16/2028	9,890	9,890	9,890	0.5%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.78%), 7/16/2028	20,204	20,042	20,204	1.1%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 10/1/2032	—	—	(14)	0.0%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 10/1/2032	—	(19)	(19)	0.0%
Wipfli Advisory, LLC (e) (n)	Financial Services		S+ 4.50% (8.19%), 10/1/2032	16,096	16,061	16,059	0.9%
Zendesk, Inc. (e)	Software		S+ 5.00% (8.69%), 11/22/2028	5,477	5,477	5,390	0.3%
Zendesk, Inc. (e)	Software		S+ 5.00% (8.71%), 11/22/2028	10,435	10,347	10,268	0.6%
Zendesk, Inc. (e) (h)	Software		S+ 5.00%, 11/22/2028	—	—	(105)	0.0%
Zendesk, Inc. (e) (n)	Software		S+ 5.00% (8.71%), 11/22/2028	64,724	64,345	63,689	3.5%
Subtotal Senior Secured First Lien Debt					$3,137,571	$3,066,779	167.4%

Senior Secured Second Lien Debt - 9.0% (d)
Alera Group, Inc. (n) (p)	Insurance		S+ 5.50% (9.18%), 5/30/2033	$22,191	$22,095	$21,377	1.2%
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (11.03%), 6/11/2029	6,010	5,975	5,276	0.3%
Ascensus Group Holdings, Inc.	Financial Services		S+ 5.25% (8.92%), 11/25/2033	16,682	16,604	16,850	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Corelogic, Inc. (n)	Capital Markets		S+ 6.50% (10.28%), 6/4/2029	$9,272	$8,791	$8,617	0.5%
Coronis Health I, LLC (e) (m)	Health Care Technology		5.00% PIK, 5/1/2032	2,785	2,785	2,785	0.2%
Edelman Financial Center, LLC (n)	Capital Markets		S+ 5.25% (8.92%), 10/6/2028	9,500	9,489	9,391	0.5%
Hologic, Inc.	Health Care Equipment & Supplies		S+ 5.00% (8.68%), 4/7/2034	7,075	7,004	7,004	0.4%
Lakeland Tours, LLC (e) (j) (p)	Diversified Consumer Services		9.00% PIK, 3/29/2030	2,810	1,967	1,981	0.1%
ORG GC Holdings, LLC (e) (j) (m)	Professional Services		18.00% PIK, 11/29/2027	7,342	6,226	2,570	0.1%
Pluto Acquisition I, Inc. (e) (n)	Health Care Providers & Services		S+ 8.75% (12.42%), 12/20/2028	40,167	35,807	32,134	1.7%
Resilience Parent, LLC (e)	Electrical Equipment		S+ 5.25% (8.88%), 2/27/2034	13,618	13,483	13,483	0.7%
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 6.75% (10.68%), 5/18/2029	6,601	6,592	5,677	0.3%
Urban One, Inc. (b)	Media	12/18/2025	7.63%, 4/1/2031	951	831	365	0.0%
Victory Buyer, LLC (e) (n)	Machinery		S+ 6.00% (9.66%), 2/13/2034	38,325	37,952	37,949	2.1%
Subtotal Senior Secured Second Lien Debt					$175,601	$165,459	9.0%

Subordinated Debt - 15.6% (d)
Aventine Holdings, LLC (e)	Entertainment		10.25% PIK, 12/22/2030	$48,681	$48,429	$38,945	2.1%
Kahala Aviation, LLC (e) (l)	Asset Based Financing		13.50%, 8/31/2031	47,542	47,370	47,542	2.7%
OSV Thunderbold Topco, Inc. (e)	Professional Services		12.00% PIK, 1/30/2034	4,548	4,548	4,548	0.2%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75% (12.05%), 12/31/2028	3,000	2,927	3,000	0.2%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.42%), 12/31/2028	35,000	34,995	35,000	1.9%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.42%), 12/31/2028	62,600	62,617	62,600	3.4%
Siena Capital Finance, LLC (e) (l)	Asset Based Financing		12.50%, 4/25/2028	83,500	83,537	83,500	4.6%
Smile Brands, Inc. (e) (j)	Health Care Providers & Services		14.50% PIK, 10/12/2028	65	62	—	—%
WHCG Purchaser III, Inc. (e) (j)	Health Care Providers & Services		10.00% PIK, 6/30/2030	20,920	8,388	9,882	0.5%
Subtotal Subordinated Debt					$292,873	$285,017	15.6%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Capital Markets	1/24/2024	S+ 11.00% (14.93%), 4/25/2031	$4,750	$4,268	$3,553	0.2%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Capital Markets	1/24/2024	S+ 4.55% (8.48%), 5/1/2026	232	230	69	0.0%
Sub Total Collateralized Securities - Debt Investments					$4,498	$3,622	0.2%

Collateralized Securities - Equity Investments - 0.0% (d) (s)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 4/25/2031	$31,603	$3,163	$—	—%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 1/20/2027	31,575	(12)	476	0.0%
Sub Total Collateralized Securities - Equity Investments					$3,151	$476	0.0%

Equity/Other - 28.9% (d) (f)
BCPE Oceandrive Buyer, Inc. (b) (e) (g) (l)	Health Care Providers & Services	10/31/2025		265,831	$12,528	$12,529	0.7%
Black Mountain Sand, LLC (b) (e) (q)	Energy Equipment & Services	7/1/2025		55,436	2,170	1,304	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	6/23/2022		1,680	1,680	2,386	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	8/22/2025		270	446	636	0.0%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Entertainment	1/24/2024		1,413,708	16,127	16,611	0.9%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	3,107	0.2%
Coronis Health I, LLC (b) (e) (g) (m)	Health Care Technology	5/1/2025		5,319	4,900	4,900	0.3%
CRS-SPV, Inc. (b) (e) (g) (m)	Chemicals	1/24/2024		246	1,561	2,008	0.1%
FBLC Senior Loan Fund, LLC (b) (c) (e) (l)	Investment in Joint Ventures	1/24/2024		224,956	225,161	222,706	12.2%
Foresight Energy Operating, LLC (b) (e) (g) (q)	Oil, Gas & Consumable Fuels	1/24/2024		158,093	3,063	876	0.0%
GoHealth, Inc. (g) (q)	Insurance			3,131	—	5	0.0%
Gordian Medical, Inc. (b) (e) (g)	Health Care Providers & Services	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (g) (n)	Health Care Providers & Services	5/17/2024		166,787	2,997	2,944	0.2%
Higginbotham Insurance Agency, Inc. (b) (e)	Insurance	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (q)	Electrical Equipment	1/24/2024		55,991	—	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Hotels, Restaurants & Leisure	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l)	Asset Based Financing	10/2/2024		11,766,831	12,381	12,473	0.7%
Lakeland Tours, LLC (b) (e) (g) (p)	Diversified Consumer Services	3/2/2026		207,087	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Professional Services	1/24/2024		20,167	3,118	10,828	0.6%
Motor Vehicle Software Corp. (b) (e) (g) (t)	Software	1/24/2024		223,503	355	1,077	0%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		22,819	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		153,038	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	2/1/2025	15.00% PIK, 11/29/2031	12,539,911	—	—	—%
OSV Thunderbold Topco, Inc. (b) (e) (g)	Professional Services	1/30/2026		577,005	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		8,739	$962	$718	0.0%
Pluralsight, LLC (b) (e) (g)	Software	8/22/2024		2,267,044	5,986	—	—%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/29/2024		164,759	—	124	0.0%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/1/2021		3,710,315	4,941	4,935	0.3%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q)	Asset Based Financing	12/30/2021		199,972	128,429	128,252	7.0%
Resolute Investment Managers, Inc. (b) (e) (g)	Capital Markets	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (q)	Health Care Technology	1/24/2024		223	333	54	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Asset Based Financing	1/24/2024		41,789,400	77,437	83,997	4.6%
Smile Brands, Inc. (b) (e) (g)	Health Care Providers & Services	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Wireless Telecommunication Services	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		10,000	1,668	465	0.0%
Travelpro Products, Inc. (a) (b) (e) (g)	Textiles, Apparel & luxury goods	1/24/2024		447,007	913	134	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Health Care Providers & Services	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financial Services	1/24/2024		922,669	1,617	3,967	0.2%
YummyEarth, Inc. (b) (e) (g)	Food Products	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$532,471	$529,104	28.9%

Total Investments - 221.1% (d)					$4,146,165	$4,050,457	221.1%

Interest Rate Swaps:

Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
N/A	S+ 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$20,955	$(193)	$—	$(193)
2030 Notes	6.00%	S+ 2.515%	Wells Fargo, N.A	10/2/2030	$300,000	$(2,570)	$—	$(2,570)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At March 31, 2026, qualifying assets represent 92.3% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $533.7 million or 29.1% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of March 31, 2026.
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
(g)    Non-income producing at March 31, 2026.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“C”), or Prime (“P”) and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2026. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of March 31, 2026.
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
(p)    The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility (as defined below). Individual investments can be divided into parts which are pledged to separate credit facilities.
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

(t)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2026.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
March 31, 2026
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2026:

Industry	Investments at Fair Value	Percentage of Total Portfolio
Asset Based Financing	$456,364	11.4%
Health Care Providers & Services	428,828	10.6%
Professional Services	405,228	10.1%
Software	387,633	9.6%
Investment in Joint Ventures	222,706	5.5%
Construction & Engineering	202,798	5.0%
Aerospace & Defense	185,418	4.6%
Machinery	164,693	4.1%
Financial Services	157,496	3.9%
Capital Markets	142,423	3.5%
Containers & Packaging	114,508	2.8%
Media	102,940	2.5%
Food Products	97,390	2.4%
Trading Companies & Distributors	94,425	2.3%
Entertainment	89,765	2.2%
Electrical Equipment	86,985	2.1%
Diversified Consumer Services	81,153	2.0%
Insurance	77,417	1.9%
Chemicals	77,327	1.9%
Commercial Services & Supplies	74,364	1.8%
Consumer Staples Distribution & Retail	67,890	1.7%
Diversified Telecommunication Services	64,832	1.6%
Wireless Telecommunication Services	51,998	1.3%
Air Freight & Logistics	42,524	1.0%
Distributors	28,901	0.7%
Electric Utilities	28,474	0.7%
Internet & Direct Marketing Retail	28,008	0.7%
Health Care Technology	24,106	0.6%
Beverages	20,556	0.5%
Health Care Equipment & Supplies	19,409	0.5%
Oil, Gas & Consumable Fuels	16,470	0.4%
Automobile Components	4,632	0.1%
Hotels, Restaurants & Leisure	1,358	0.0%
Energy Equipment & Services	1,304	0.0%
Textiles, Apparel & luxury goods	134	0.0%
Total	$4,050,457	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 170.4% (d)
1236904 BC, Ltd. (e) (n)	Software		S+ 7.50% (11.33%), 3/4/2027	$3,511	$3,523	$3,511	0.2%
1236904 BC, Ltd. (e) (n) (p)	Software		S+ 5.50% (9.97%), 3/4/2027	4,588	4,531	4,588	0.2%
Accel International Holdings, LLC (e) (h)	Electrical Equipment		S+ 4.50%, 4/26/2032	—	(21)	(21)	0.0%
Accel International Holdings, LLC (e) (n) (p)	Electrical Equipment		S+ 4.50% (8.22%), 4/26/2032	27,685	27,553	27,560	1.6%
ADCS Clinics Intermediate Holdings, LLC (e)	Health Care Providers & Services		S+ 6.25% (10.05%), 5/7/2027	124	123	123	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.25% (10.15%), 5/7/2026	257	256	243	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.25% (9.95%), 5/7/2027	3,854	3,832	3,825	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.25% (10.05%), 5/7/2027	18,799	18,704	18,658	1.0%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.75%, 3.38% PIK, 5/8/2030	—	(61)	—	—%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.25% (9.98%), 5/8/2030	898	826	898	0.0%
Adelaide Borrower, LLC (e) (n) (p)	Software		S+ 6.75% (10.42%) 3.38% PIK, 5/8/2030	35,895	35,327	35,895	2.0%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (7.94%), 6/9/2028	1,977	1,975	1,516	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 5.00%, 6/10/2031	—	(31)	—	—%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 5.00%, 6/10/2031	—	(72)	—	—%
Amylu Borrower Sub, LLC (e) (n)	Food Products		S+ 5.00% (8.74%), 6/10/2031	39,435	39,067	39,436	2.1%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75%, 8/1/2031	—	(56)	(112)	0.0%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75%, 8/1/2031	—	(9)	(9)	0.0%
Arch Global Precision, LLC (e) (h)	Machinery		S+ 4.75% (8.52%), 1/23/2026	945	945	938	0.1%
Arch Global Precision, LLC (e)	Machinery		S+ 4.75% (8.52%), 4/1/2026	2,284	2,285	2,241	0.1%
Arch Global Precision, LLC (e) (n) (p)	Machinery		S+ 4.75% (8.52%), 4/1/2026	7,249	7,250	7,112	0.4%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (9.09%), 1/31/2032	3,243	3,204	3,243	0.2%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (8.92%), 1/31/2031	632	603	632	0.0%
Arctic Holdco, LLC (e) (n) (p)	Trading Companies & Distributors		S+ 5.25% (8.92%), 1/31/2032	45,922	45,515	45,922	2.6%
Armada Parent, Inc. (e)	Aerospace & Defense		S+ 5.25% (9.12%), 10/29/2030	3,841	3,804	3,841	0.2%
Armada Parent, Inc. (e) (h)	Aerospace & Defense		S+ 5.25%, 10/29/2030	—	(25)	—	—%
Armada Parent, Inc. (e) (n)	Aerospace & Defense		S+ 5.25% (9.07%), 10/29/2030	55,492	55,226	55,492	3.0%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/28/2031	—	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/26/2030	$—	$(14)	$—	—%
Artifact Bidco, Inc. (e) (n) (p)	Software		S+ 4.15% (7.82%), 7/28/2031	10,875	10,784	10,875	0.6%
AuditBoard, Inc. (e)	Software		S+ 4.50% (8.24%), 7/14/2031	10,898	10,802	10,898	0.6%
AuditBoard, Inc. (e) (h)	Software		S+ 4.50%, 7/14/2031	—	(34)	—	—%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.17%), 7/14/2031	22,887	22,690	22,887	1.2%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.24%), 7/14/2031	5,742	5,702	5,742	0.3%
Aventine Holdings, LLC (e) (n)	Entertainment		S+ 6.00% (9.77%) 3.50% PIK, 6/18/2029	9,939	9,889	9,809	0.5%
Aventine Holdings, LLC (e) (n) (p)	Entertainment		S+ 6.00% (9.77%) 3.50% PIK, 6/18/2029	25,106	24,975	24,777	1.3%
Axiom Global, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.44%), 10/2/2028	46,658	46,487	46,659	2.5%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.72%), 3/19/2031	22,639	22,357	22,639	1.2%
Azurite Intermediate Holdings, Inc. (e) (h)	Software		S+ 6.00%, 3/19/2031	—	(40)	—	—%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.72%), 3/19/2031	9,961	9,837	9,961	0.5%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(10)	(29)	0.0%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(31)	(31)	0.0%
Bayou Holdings Buyer, Inc. (e) (n)	Professional Services		S+ 4.75% (8.42%), 9/18/2031	21,303	21,201	21,200	1.2%
BCPE Oceandrive Buyer, Inc. (e) (h) (l)	Health Care Providers & Services		18.00% PIK, 4/30/2035	—	(163)	—	—%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.19%) PIK, 4/30/2035	4,984	4,984	4,984	0.3%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.19%) PIK, 4/30/2035	8,307	8,307	8,307	0.5%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50% (8.17%), 11/18/2031	5,209	5,087	5,209	0.3%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 11/18/2031	—	(54)	—	—%
Big Apple Advisory, LLC (e) (n) (p)	Financial Services		S+ 4.50% (8.24%), 11/18/2031	47,166	46,779	47,166	2.7%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75%, 7/10/2031	—	(17)	—	—%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.68%), 7/10/2031	1,551	1,536	1,551	0.1%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.42%), 7/10/2031	1,691	1,672	1,691	0.1%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.42%), 7/10/2031	20	14	20	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Commercial Services & Supplies		S+ 5.00% (8.67%), 7/10/2031	5,410	5,352	5,410	0.3%
Capstone Acquisition Holdings, Inc. (e)	Air Freight & Logistics		S+ 4.50% (8.32%), 11/13/2029	208	206	208	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Capstone Acquisition Holdings, Inc. (e) (n)	Air Freight & Logistics		S+ 4.50% (8.32%), 11/13/2029	$20,550	$20,555	$20,550	1.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25% (7.92%), 11/18/2031	1,592	1,559	1,592	0.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25%, 11/18/2031	—	(23)	—	—%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Financial Services		S+ 4.25% (7.92%), 11/18/2031	11,620	11,521	11,620	0.6%
CCI Buyer, Inc. (e) (h)	Wireless Telecommunication Services		S+ 5.00%, 5/13/2032	—	(28)	—	—%
CCI Buyer, Inc. (e) (n) (p)	Wireless Telecommunication Services		S+ 5.00% (8.67%), 5/13/2032	52,128	51,622	52,129	2.9%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (9.85%), 6/23/2027	10,305	10,249	10,305	0.6%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (9.85%), 6/23/2027	15,186	14,929	15,186	0.8%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(17)	(34)	0.0%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(51)	(51)	0.0%
Charter Industries Holdings, LLC (e) (n)	Distributors		S+ 4.75% (8.74%), 10/1/2032	30,096	29,798	29,807	1.6%
Cliffwater, LLC (e) (h)	Financial Services		S+ 4.75%, 4/22/2032	—	(26)	—	—%
Cliffwater, LLC (e) (n) (p)	Financial Services		S+ 4.75% (8.47%), 4/22/2032	30,154	29,871	30,154	1.6%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 5.00% (8.78%), 9/10/2031	780	746	715	0.0%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 5.00%, 9/10/2031	—	(29)	(32)	0.0%
Coalesce Merlin Purchaser, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.00% (8.72%), 9/10/2031	17,415	17,307	17,300	0.9%
Cold Spring Brewing, Co. (e) (n) (p)	Beverages		S+ 4.75% (8.49%), 12/10/2030	20,556	20,386	20,556	1.1%
Communication Technology Intermediate, LLC (e) (h)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	1,188	1,183	1,188	0.1%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	24,672	24,612	24,672	1.3%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	24,357	24,223	24,357	1.3%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	2,420	2,402	2,420	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Professional Services		S+ 5.50% (9.22%), 5/5/2027	8,582	8,568	8,582	0.5%
Consolidated Precision Products Corp. (e) (q)	Aerospace & Defense		10.14%, 1/1/2030	21,531	21,531	21,867	1.2%
Corfin Industries, LLC (e)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	1,549	1,550	1,549	0.1%
Corfin Industries, LLC (e)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	9,435	9,442	9,435	0.5%
Corfin Industries, LLC (e) (n) (p)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	15,849	15,853	15,849	0.9%
Corfin Industries, LLC (e) (n) (p)	Electrical Equipment		S+ 5.25% (9.07%), 12/27/2027	19,582	19,406	19,582	1.1%
Coronis Health I, LLC (e) (h) (m)	Health Care Technology		S+ 4.50% (8.35%), 5/1/2030	532	532	532	0.0%
Coronis Health I, LLC (e) (m)	Health Care Technology		S+ 7.00% (10.85%) PIK, 5/1/2031	4,225	4,225	4,225	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Demakes Borrower, LLC (e) (n)	Consumer Staples Distribution & Retail		S+ 6.00% (9.67%), 12/12/2029	$17,577	$17,280	$17,577	1.0%
Einstein Parent, Inc. (e) (h)	Software		S+ 6.50%, 1/22/2031	—	(39)	(12)	0.0%
Einstein Parent, Inc. (e) (n) (p)	Software		S+ 6.50% (10.36%), 1/22/2031	22,317	21,926	22,206	1.2%
Electric Power Engineers, LLC (e) (h)	Professional Services		S+ 4.50%, 12/31/2031	—	(57)	—	—%
Electric Power Engineers, LLC (e) (h)	Professional Services		S+ 4.50%, 12/31/2031	—	(46)	—	—%
Electric Power Engineers, LLC (e) (n) (p)	Professional Services		S+ 4.50% (8.17%), 12/31/2031	27,909	27,662	27,909	1.5%
Electro-Methods, LP (e) (h)	Machinery		S+ 4.75%, 2/23/2032	—	(109)	—	—%
Electro-Methods, LP (e) (n) (p)	Machinery		S+ 4.75% (8.62%), 2/23/2032	34,412	33,949	34,412	1.9%
Eliassen Group, LLC (e) (n)	Professional Services		S+ 5.75% (9.42%), 4/14/2028	1,344	1,342	1,344	0.1%
Eliassen Group, LLC (e) (n) (p)	Professional Services		S+ 5.75% (9.42%), 4/14/2028	16,802	16,728	16,802	0.9%
Faraday Buyer, LLC (e) (n)	Electrical Equipment		S+ 6.00% (9.67%), 10/11/2028	40,804	40,803	40,805	2.3%
Faraday Buyer, LLC (e) (n)	Electrical Equipment		S+ 6.00% (9.67%), 10/11/2028	8,644	8,543	8,644	0.5%
FGT Purchaser, LLC (e) (h)	Specialty Retail		S+ 5.50% 3.00% PIK, 9/13/2028	—	(4)	(296)	0.0%
FGT Purchaser, LLC (e) (n)	Specialty Retail		S+ 5.50% (9.27%) 3.00% PIK, 9/13/2028	31,120	31,064	28,164	1.5%
Florida Food Products, LLC (n)	Food Products		S+ 5.00% (9.05%), 10/15/2030	10,073	9,973	7,555	0.4%
Florida Food Products, LLC (e) (n)	Food Products		S+ 5.50% (9.43%), 10/15/2030	2,011	1,917	1,916	0.1%
Florida Food Products, LLC (n)	Food Products		S+ 5.50% (9.43%), 10/15/2030	1,916	1,897	1,890	0.1%
Flow Traders Holding, LLC (a) (e) (h)	Capital Markets		S+ 5.00%, 10/29/2031	—	(91)	(91)	0.0%
Flow Traders Holding, LLC (a) (e)	Capital Markets		S+ 5.00% (8.84%), 10/29/2031	16,631	16,385	16,389	0.9%
FloWorks International, LLC (e)	Machinery		S+ 4.75% (8.57%), 11/26/2031	4,958	4,912	4,958	0.3%
FloWorks International, LLC (e) (n) (p)	Machinery		S+ 4.75% (8.57%), 11/26/2031	39,366	39,023	39,366	2.1%
Foresight Energy Operating, LLC (e)	Oil, Gas & Consumable Fuels		S+ 8.00% (11.77%), 6/30/2027	1,037	1,038	1,037	0.1%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.17%), 9/29/2028	920	903	920	0.0%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.19%), 9/29/2028	581	573	581	0.0%
Galway Borrower, LLC (e) (n)	Insurance		S+ 4.50% (8.17%), 9/29/2028	38,101	38,019	38,101	2.1%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(17)	(33)	0.0%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(25)	(49)	0.0%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(25)	(25)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Groome Purchaser, LLC (e) (n)	Commercial Services & Supplies		S+ 4.75% (8.48%), 8/29/2031	$16,523	$16,363	$16,368	0.9%
High Street Buyer, Inc. (e) (h)	Insurance		S+ 4.50% (8.17%), 4/14/2028	3,478	3,356	3,259	0.2%
Hometown Food, Co. (e) (n) (p)	Food Products		S+ 4.50% (8.28%), 12/3/2030	15,106	14,964	14,973	0.8%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	4,615	4,584	4,615	0.3%
Hospice Care Buyer, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50% (10.41%), 1/9/2028	2,085	2,081	2,085	0.1%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	2,132	2,116	2,132	0.1%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	24,828	24,645	24,828	1.3%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.13%), 1/9/2028	6,444	6,394	6,444	0.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	8,401	8,336	8,401	0.5%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.69%), 1/9/2028	3,528	3,501	3,528	0.2%
ICAT Intermediate Holdings, LLC (e) (h)	Ground Transportation		S+ 6.25% (9.97%), 3/1/2029	2,171	2,092	2,050	0.1%
ICAT Intermediate Holdings, LLC (e) (h)	Ground Transportation		S+ 6.25%, 3/1/2029	—	(19)	(18)	0.0%
ICAT Intermediate Holdings, LLC (e) (n)	Ground Transportation		S+ 6.25% (9.97%), 3/1/2029	17,307	17,050	17,066	0.9%
ICR Operations, LLC (e) (h)	Professional Services		S+ 5.50% (9.33%), 11/22/2027	3,784	3,753	3,784	0.2%
ICR Operations, LLC (e) (n)	Professional Services		S+ 5.50% (9.32%), 11/22/2028	40,839	40,423	40,839	2.2%
ICR Operations, LLC (e) (n)	Professional Services		S+ 5.50% (9.32%), 11/22/2028	2,219	2,197	2,219	0.1%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00%, 6/30/2032	—	(36)	(72)	0.0%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00% (8.72%), 6/30/2032	865	804	804	0.0%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Machinery		S+ 5.00% (8.67%), 6/30/2032	42,268	41,861	41,876	2.4%
IG Investments Holdings, LLC (e) (h)	Professional Services		S+ 5.00%, 9/22/2028	—	(19)	—	—%
IG Investments Holdings, LLC (e) (n)	Professional Services		S+ 5.00% (8.84%), 9/22/2028	26,001	26,001	26,001	1.4%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25% (9.07%), 5/23/2028	4,007	3,925	4,007	0.2%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25%, 5/23/2028	—	(23)	—	—%
Indigo Buyer, Inc. (e) (n)	Containers & Packaging		S+ 5.25% (9.09%), 5/23/2028	60,879	60,879	60,879	3.3%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(16)	(31)	0.0%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(20)	(20)	0.0%
InhabitIQ, Inc. (e) (n) (p)	Software		S+ 4.50% (8.22%), 1/12/2032	26,009	25,898	25,897	1.4%
Integrated Efficiency Solutions, Inc. (e) (m)	Electrical Equipment		7.50%, 12/31/2027	1,378	1,379	1,378	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Integrated Global Services, Inc. (e) (h)	Commercial Services & Supplies		S+ 5.00%, 3/6/2032	$—	$(36)	$(72)	0.0%
Integrated Global Services, Inc. (e) (h)	Commercial Services & Supplies		P+ 4.00% (10.75%), 3/6/2031	1,641	1,561	1,560	0.1%
Integrated Global Services, Inc. (e) (n) (p)	Commercial Services & Supplies		S+ 5.00% (8.74%), 3/6/2032	32,581	32,131	32,151	1.7%
International Cruise & Excursion Gallery, Inc. (e) (p)	Hotels, Restaurants & Leisure		S+ 6.00% (9.67%), 12/29/2028	1,358	1,358	1,358	0.1%
IQN Holding Corp. (e)	Software		S+ 5.75% (9.42%) 3.13% PIK, 5/2/2029	5,790	5,790	5,790	0.3%
IQN Holding Corp. (e) (h)	Software		S+ 5.25% (8.92%), 5/2/2028	988	986	988	0.1%
IQN Holding Corp. (e) (n) (p)	Software		S+ 5.75% (9.42%) 3.13% PIK, 5/2/2029	17,329	17,248	17,329	0.9%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.32%), 12/10/2029	21,622	21,495	21,622	1.2%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50%, 12/10/2029	—	(20)	—	—%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.32%), 12/10/2029	42,173	42,029	42,173	2.3%
Labrie Environmental Group, LLC (a) (e)	Machinery		S+ 5.50% (9.32%), 4/23/2027	21,666	21,427	21,666	1.2%
Lakeland Tours, LLC (e) (j) (n) (p)	Diversified Consumer Services		20.00% PIK, 9/25/2027	90	84	45	0.0%
Lakeland Tours, LLC (e) (j) (p)	Diversified Consumer Services		10.00%, 9/25/2027	6,118	4,518	1,414	0.1%
LaserShip, Inc.	Ground Transportation		S+ 8.50% (12.43%) 7.00% PIK, 8/10/2029	2,888	2,888	838	0.0%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.25% (8.97%), 3/31/2031	4,159	4,048	3,987	0.2%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.25%, 3/31/2031	—	(44)	(44)	0.0%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (8.97%), 3/31/2031	19,054	18,873	18,884	1.0%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (8.97%), 3/31/2031	19,312	19,044	19,059	1.0%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(78)	(154)	0.0%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00% 2.50% PIK, 4/10/2030	—	(110)	(110)	0.0%
Lighthouse Intelligence, Ltd. (a) (e)	Software		S+ 5.00% (8.72%) 2.50% PIK, 4/10/2030	22,660	22,361	22,370	1.2%
LSF12 Donnelly Bidco, LLC (e) (n)	Machinery		S+ 6.50% (10.22%), 10/2/2029	18,739	18,427	18,739	1.0%
Mandrake Bidco, Inc. (e) (h)	Machinery		S+ 4.50%, 8/20/2030	—	(81)	—	—%
Mandrake Bidco, Inc. (e) (n) (p)	Machinery		S+ 4.50% (8.34%), 8/20/2031	55,557	55,084	55,557	3.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Manna Pro Products, LLC (e)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK , 12/10/2029	$3,973	$3,920	$3,341	0.2%
Manna Pro Products, LLC (e) (h)	Specialty Retail		S+ 6.50%, 3.50% PIK, 12/10/2029	—	(22)	(430)	0.0%
Manna Pro Products, LLC (e) (p)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK 12/10/2029	1,894	1,869	1,593	0.1%
Manna Pro Products, LLC (e) (p)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	6,812	6,721	5,729	0.3%
Manna Pro Products, LLC (e) (p)	Specialty Retail		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	24,024	23,702	20,204	1.1%
McDonald Worley, P.C. (e) (h) (j)	Professional Services		26.00% PIK, 12/31/2025	39,353	14,018	6,513	0.4%
Medical Management Resource Group, LLC (e) (h)	Health Care Providers & Services		S+ 5.75% (9.54%), 9/30/2026	772	768	744	0.0%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.52%), 9/30/2027	9,309	9,248	9,184	0.5%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.52%), 9/30/2027	22,538	22,388	22,233	1.2%
Megavolt Borrower, LLC (e) (n) (p)	Construction & Engineering		S+ 4.75% (8.42%), 2/13/2032	36,989	36,325	36,989	2.0%
MGTF Radio Company, LLC (e) (j) (l)	Media		S+ 6.00% (10.30%), 3/31/2026	45,021	45,020	11,408	0.6%
Michael Baker International, LLC (e)	Professional Services		S+ 4.50% (8.19%), 12/1/2028	18,787	18,224	18,223	1.0%
Midwest Can Company, LLC (e) (n) (p)	Containers & Packaging		S+ 6.00% (9.82%), 3/2/2026	27,902	27,902	27,902	1.5%
Mirra-Primeaccess Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.50% (10.60%), 7/29/2026	8,442	8,437	7,316	0.4%
Mirra-Primeaccess Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.60%), 7/29/2026	68,088	68,020	61,279	3.3%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.42%), 2/10/2028	52	51	52	0.0%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.44%), 2/10/2028	11	11	11	0.0%
MRI Software, LLC (e)	Software		S+ 4.75% (8.75%), 2/10/2028	2,180	2,180	2,180	0.1%
MRI Software, LLC (e)	Software		S+ 4.75% (8.42%), 2/10/2027	6,734	6,704	6,734	0.4%
Muth Mirror Systems, LLC (e) (h) (j)	Automobile Components		11.00%, 4.00% PIK, 3/31/2027	1,051	998	396	0.0%
Muth Mirror Systems, LLC (e) (j)	Automobile Components		11.00%, 4.00% PIK, 3/31/2027	15,248	14,188	7,624	0.4%
MWH Intermediate II, LLC (e) (h)	Financial Services		S+ 4.50% (8.23%), 8/27/2032	2,005	1,966	1,941	0.1%
MWH Intermediate II, LLC (e) (h)	Financial Services		S+ 4.50%, 8/29/2031	—	(13)	(13)	0.0%
MWH Intermediate II, LLC (e) (n)	Financial Services		S+ 4.50% (8.19%), 8/27/2032	15,393	15,279	15,284	0.8%
Norvax, LLC (e)	Insurance		S+ 11.39% (15.28%) 6.89% PIK, 8/6/2029	371	371	354	0.0%
Norvax, LLC (e)	Insurance		S+ 5.50% (9.24%), 8/5/2029	228	228	228	0.0%
Odessa Technologies, Inc. (e) (h)	Software		S+ 5.50%, 10/19/2027	—	(10)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Odessa Technologies, Inc. (e) (n)	Software		S+ 5.50% (9.27%), 10/19/2027	$20,236	$20,195	$20,236	1.1%
ORG GC Holdings, LLC (e) (m)	Professional Services		S+ 6.50% (10.43%), 11/29/2026	10,111	10,122	10,111	0.5%
Palmdale Oil Co., LLC (e)	Oil, Gas & Consumable Fuels		S+ 4.75% (8.38%), 12/12/2031	3,351	3,335	3,335	0.2%
PetVet Care Centers, LLC (e) (h)	Health Care Providers & Services		S+ 6.00% (9.84%), 11/15/2029	403	390	210	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Health Care Providers & Services		S+ 6.00% (9.72%), 11/15/2030	30,296	29,851	28,841	1.6%
Pie Buyer, Inc. (e)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/6/2026	2,581	2,581	2,323	0.1%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/5/2027	8,653	8,637	7,787	0.4%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/5/2027	2,269	2,267	2,042	0.1%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.92%), 4/5/2027	39,979	39,895	35,981	2.0%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.49%), 4/5/2027	2,956	2,950	2,660	0.1%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.32%) 1.50% PIK, 8/22/2029	4,600	4,600	4,600	0.2%
Pluralsight, LLC (e)	Software		S+ 7.50% (11.32%) PIK, 8/22/2029	7,917	7,917	7,422	0.4%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.32%) 1.50% PIK, 8/22/2029	2,336	2,336	2,336	0.1%
Pluto Acquisition I, Inc.	Health Care Providers & Services		S+ 5.50% (9.19%), 6/20/2028	3,304	3,304	3,337	0.2%
Questex, Inc. (e) (h)	Media		S+ 5.50%, 5/15/2029	—	(26)	(32)	0.0%
Questex, Inc. (e) (p)	Media		S+ 5.50% (9.38%), 5/15/2029	14,949	14,725	14,703	0.8%
Reagent Chemical and Research, LLC (e)	Chemicals		S+ 5.25% (9.17%), 4/30/2031	5,605	5,526	5,605	0.3%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(107)	—	—%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (9.17%), 4/30/2031	44,416	43,719	44,417	2.4%
Relativity Oda, LLC (e) (n)	Software		S+ 4.50% (8.22%), 5/12/2029	7,717	7,696	7,717	0.4%
Rialto Management Group, LLC (e) (h)	Financial Services		S+ 5.00%, 12/5/2030	—	(6)	—	—%
Rialto Management Group, LLC (e) (n) (p)	Financial Services		S+ 5.00% (8.72%), 12/5/2030	20,178	20,004	20,178	1.1%
Roadsafe Holdings, Inc. (e) (n)	Transportation Infrastructure		S+ 5.75% (9.65%), 10/19/2027	7,286	7,291	7,286	0.4%
Roadsafe Holdings, Inc. (e) (n)	Transportation Infrastructure		S+ 5.75% (9.65%), 10/19/2027	6,779	6,759	6,779	0.4%
Roadsafe Holdings, Inc. (e) (n) (p)	Transportation Infrastructure		S+ 5.75% (9.63%), 10/19/2027	11,930	11,903	11,930	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Roadsafe Holdings, Inc. (e) (n) (p)	Transportation Infrastructure		P+ 4.75% (11.50%), 10/19/2027	$1,075	$1,062	$1,075	0.1%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.75%, 11/12/2031	—	(83)	(166)	0.0%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.75%, 11/12/2031	—	(22)	(22)	0.0%
Saab Purchaser, Inc. (e) (n)	Software		S+ 4.75% (8.42%), 11/12/2031	17,877	17,702	17,705	1.0%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50%, 11/18/2027	—	(25)	(1,290)	(0.1)%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.33%), 11/18/2027	37,166	37,078	33,449	1.8%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.33%), 11/18/2027	12,993	12,882	11,693	0.6%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Trading Companies & Distributors		S+ 5.25%, 12/3/2031	—	(19)	(38)	0.0%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Trading Companies & Distributors		S+ 5.25% (9.09%), 12/3/2031	24,800	24,588	24,589	1.3%
SCIH Salt Holdings, Inc. (e) (h)	Chemicals		C+ 3.50% (5.75%), 12/15/2026	330	328	315	0.0%
Sherlock Buyer Corp. (e) (h)	Professional Services		S+ 5.75%, 12/8/2029	—	(4)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Professional Services		S+ 5.75% (9.42%), 12/8/2030	15,558	15,509	15,558	0.8%
Simplifi Holdings, Inc. (e) (h)	Media		S+ 5.25% (9.07%), 6/30/2028	516	509	516	0.0%
Simplifi Holdings, Inc. (e) (n)	Media		S+ 5.25% (9.27%), 12/29/2028	49,524	49,159	49,524	2.7%
SitusAMC Holdings Corp. (e) (n) (p)	Financial Services		S+ 5.50% (9.17%), 5/14/2031	52,129	51,949	52,130	2.8%
Striper Buyer, LLC (e) (n)	Containers & Packaging		S+ 5.50% (9.32%),12/30/2026	16,652	16,637	16,652	0.9%
SunMed Group Holdings, LLC (e) (h)	Health Care Equipment & Supplies		S+ 5.50%, 6/16/2027	—	(1)	—	—%
SunMed Group Holdings, LLC (e) (n)	Health Care Equipment & Supplies		S+ 5.50% (9.44%), 6/16/2028	12,438	12,345	12,438	0.7%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	63,545	927	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	11,280	164	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		12.00% PIK, 3/31/2023	6,022	4,742	6,022	0.3%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.63%), 12/15/2031	932	889	932	0.1%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.61%), 12/15/2031	859	852	859	0.0%
TEI Intermediate, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.25% (8.85%) 2.88% PIK, 12/15/2031	23,015	23,005	23,015	1.3%
The NPD Group, LP (e) (h)	Professional Services		S+ 4.25%, 12/1/2028	—	(19)	—	—%
The NPD Group, LP (e) (n)	Professional Services		S+ 4.25% (7.97%),12/1/2029	52,102	51,600	52,102	2.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 4.00% (7.83%),5/18/2028	$5,952	$5,950	$5,565	0.3%
Tivity Health, Inc. (e) (n)	Health Care Providers & Services		S+ 5.00% (8.72%), 6/28/2029	24,291	24,028	24,291	1.3%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.50%, 6/29/2029	—	(16)	—	—%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.50%, 6/29/2029	—	(9)	—	—%
Trinity Air Consultants Holdings Corp. (e)	Professional Services		S+ 4.50% (8.48%), 6/29/2029	16,224	16,070	16,224	0.9%
Triple Lift, Inc. (e) (h)	Media		S+ 5.75%, 5/5/2028	—	(37)	(282)	0.0%
Triple Lift, Inc. (e) (n) (p)	Media		S+ 5.75% (9.60%), 5/5/2028	38,973	38,257	36,635	2.0%
Trystar, LLC (e) (h)	Electrical Equipment		S+ 4.25% (8.09%), 8/6/2031	2,926	2,861	2,926	0.2%
Trystar, LLC (e) (h)	Electrical Equipment		S+ 4.25%,8/6/2031	—	(50)	—	—%
Trystar, LLC (e) (n) (p)	Electrical Equipment		S+ 4.25% (8.09%), 8/6/2031	24,549	24,340	24,549	1.3%
Trystar, LLC (e) (p)	Electrical Equipment		S+ 4.25% (8.09%), 8/6/2031	10,364	10,278	10,364	0.6%
Urban One, Inc. (b)	Media	12/18/2025	10.50%, 4/1/2030	245	235	235	0.0%
US Oral Surgery Management Holdco, LLC (e)	Health Care Providers & Services		S+ 5.25% (9.17%), 11/20/2028	5,050	5,029	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Health Care Providers & Services		S+ 5.25%, 11/20/2028	—	(3)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.19%), 11/20/2028	6,997	6,960	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.12%), 11/20/2028	6,098	6,079	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.17%), 11/20/2028	17,668	17,555	17,668	1.0%
US Salt Investors, LLC (e) (h)	Metals & Mining		S+ 5.25%, 7/20/2026	—	(2)	—	—%
US Salt Investors, LLC (e) (n)	Metals & Mining		S+ 5.25% (9.07%),7/19/2028	25,657	25,397	25,657	1.4%
Vanco Payment Solutions, LLC (e) (h)	Software		S+ 4.75%, 12/1/2031	—	(5)	(5)	0.0%
Vanco Payment Solutions, LLC (e)	Software		S+ 4.75% (8.42%), 12/1/2031	11,259	11,202	11,147	0.6%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.25% 3.38%PIK , 8/23/2031	—	(6)	—	—%
Varicent Intermediate Holdings Corp. (e)	Software		S+ 6.25% (9.92%) 3.38% PIK, 8/23/2031	5,423	5,376	5,423	0.3%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.25% 3.38% PIK, 8/23/2031	—	(23)	—	—%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.25%, 3.38% PIK, 8/23/2031	—	(36)	—	—%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software		S+ 6.25% (9.92%) 3.38% PIK, 8/23/2031	21,107	20,862	21,107	1.1%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.75% (8.52%), 6/1/2029	1,551	1,536	1,551	0.1%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 4.75%, 6/1/2029	—	(13)	—	—%
Victors CCC Buyer, LLC (e) (n)	Professional Services		S+ 4.75% (8.48%), 6/1/2029	23,455	23,197	23,455	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
West Coast Dental Services, Inc. (e) (h)	Health Care Providers & Services		S+ 5.75% (9.57%), 7/1/2028	$3,630	$3,596	$2,898	0.2%
West Coast Dental Services, Inc. (e) (n)	Health Care Providers & Services		S+ 5.75% (9.57%), 7/1/2028	1,665	1,643	1,332	0.1%
West Coast Dental Services, Inc. (e) (n)	Health Care Providers & Services		S+ 5.75% (9.80%), 7/1/2028	27,874	27,571	22,299	1.2%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.50% (8.17%), 9/19/2031	4,429	4,355	4,429	0.2%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.50%, 9/19/2031	—	(56)	—	—%
Westwood Professional Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 4.50% (8.17%), 9/19/2031	44,848	44,485	44,848	2.4%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.75%, 9/16/2032	—	(14)	(28)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.75%, 9/16/2032	—	(27)	(28)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (n)	Capital Markets		S+ 4.75% (8.47%), 9/16/2032	25,797	25,544	25,550	1.4%
WHCG Purchaser III, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.17%) 3.25% PIK, 6/29/2029	24,091	24,091	24,091	1.3%
WIN Holdings III Corp. (e) (h)	Diversified Consumer Services		S+ 5.00% (8.82%), 1/16/2028	1,192	1,178	1,192	0.1%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.82%), 7/16/2028	41,683	41,590	41,683	2.3%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.83%), 7/16/2028	9,915	9,776	9,915	0.5%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.85%), 7/16/2028	20,255	20,071	20,255	1.1%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 10/1/2032	—	—	(14)	0.0%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 10/1/2032	—	(19)	(19)	0.0%
Wipfli Advisory, LLC (e) (n)	Financial Services		S+ 4.50% (8.16%), 10/1/2032	16,096	16,055	16,057	0.9%
Zendesk, Inc. (e)	Software		S+ 5.00% (8.69%), 11/22/2028	10,462	10,364	10,462	0.6%
Zendesk, Inc. (e) (n)	Software		S+ 5.00% (8.69%), 11/22/2028	64,884	64,464	64,884	3.5%
Subtotal Senior Secured First Lien Debt					$3,215,223	$3,136,374	170.4%

Senior Secured Second Lien Debt - 8.3% (d)
Alera Group, Inc. (n) (p)	Insurance		S+ 5.50% (9.22%), 5/30/2033	$22,136	$22,028	$22,528	1.2%
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (11.33%), 6/11/2029	6,010	5,971	4,855	0.3%
Ascensus Group Holdings, Inc. (e)	Financial Services		S+ 5.25% (8.92%), 11/25/2033	16,682	16,599	16,600	0.9%
Corelogic, Inc. (n)	IT Services		S+ 6.50% (10.33%), 6/4/2029	9,272	8,760	9,326	0.5%
Coronis Health I, LLC (e) (m)	Health Care Technology		5.00% PIK , 5/1/2032	2,751	2,751	2,751	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Edelman Financial Center, LLC (n)	Capital Markets		S+ 5.25% (8.97%), 10/6/2028	$9,500	$9,485	$9,468	0.5%
Integrated Efficiency Solutions, Inc. (e) (j) (m)	Electrical Equipment		10.00% PIK, 12/31/2027	2,143	1,075	668	0.0%
ORG GC Holdings, LLC (e) (j) (m)	Professional Services		18.00% PIK, 11/29/2027	7,026	6,226	2,810	0.2%
Pluto Acquisition I, Inc. (e) (n)	Health Care Providers & Services		S+ 8.75% (12.49%) PIK, 12/20/2028	40,167	35,489	32,134	1.8%
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 6.75% (10.58%), 5/18/2029	6,601	6,591	4,786	0.3%
Urban One, Inc. (b)	Media	12/18/2025	7.63%, 4/1/2031	951	827	490	0.0%
Victory Buyer, LLC (e) (n)	Building Products		S+ 7.00% (10.83%), 11/19/2029	45,990	44,243	45,990	2.5%
Subtotal Senior Secured Second Lien Debt					$160,045	$152,406	8.3%

Subordinated Debt - 14.1% (d)
Aventine Holdings, LLC (e) (n)	Entertainment		10.25% PIK, 12/22/2030	$48,681	$48,417	$41,466	2.4%
Kahala Aviation, LLC (e) (l)	Asset Based Financing		13.50%, 8/31/2031	33,911	33,874	33,911	1.8%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75% (11.66%), 12/31/2028	34,000	33,995	34,000	1.8%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75%, 12/31/2028	—	(58)	—	—%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.66%), 12/31/2028	62,600	62,609	62,601	3.4%
Siena Capital Finance, LLC (e) (l)	Asset Based Financing		12.50%, 4/25/2028	77,500	77,526	77,500	4.2%
Smile Brands, Inc. (e)	Health Care Providers & Services		14.50% PIK ,10/12/2028	62	62	9	0.0%
WHCG Purchaser III, Inc. (e) (j)	Health Care Providers & Services		10.00% PIK, 6/30/2030	20,416	8,388	9,645	0.5%
Subtotal Subordinated Debt					$264,813	$259,132	14.1%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Capital Markets	1/24/2024	S+ 11.00% (15.12%), 4/25/2031	$4,750	$4,253	$4,322	0.2%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Capital Markets	1/24/2024	S+ 4.55% (8.67%), 5/1/2026	232	226	62	0.0%
Sub Total Collateralized Securities - Debt Investment					$4,479	$4,384	0.2%

Collateralized Securities - Equity Investments - 0.0% (d) (s)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 4/25/2031	$31,603	$3,163	$—	—%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 1/20/2027	31,575	—	477	0.0%
Sub Total Collateralized Securities - Equity Investment					$3,163	$477	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Equity/Other - 28.2% (d) (f)
BCPE Oceandrive Buyer, Inc. (b) (e) (g) (l) (p)	Health Care Providers & Services	10/31/2025		265,831	$12,528	$12,528	0.7%
Black Mountain Sand, LLC (b) (e) (g) (q)	Energy Equipment & Services	7/1/2025		55,436	2,170	1,304	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	6/23/2022		1,680	1,680	2,386	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	8/22/2025		270	446	636	0.0%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g) (m)	Entertainment	1/24/2024		1,413,708	16,128	14,632	0.8%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	3,107	0.2%
Coronis Health I, LLC (b) (e) (g) (m)	Health Care Technology	5/1/2025		5,319	4,900	4,900	0.3%
CRS-SPV, Inc. (b) (e) (g) (m)	Chemicals	1/24/2024		246	1,561	2,008	0.1%
FBLC Senior Loan Fund, LLC (b) (c) (e) (l)	Investment in Joint Ventures	1/24/2024		224,956	225,161	224,956	12.2%
Foresight Energy Operating, LLC (b) (e) (g) (q)	Oil, Gas & Consumable Fuels	1/24/2024		158,093	3,063	876	0.0%
GoHealth, Inc. (g) (q)	Insurance			3,131	—	7	0.0%
Gordian Medical, Inc. (b) (e) (g)	Health Care Providers & Services	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (n)	Health Care Providers & Services	5/17/2024		166,787	2,997	2,944	0.2%
Higginbotham Insurance Agency, Inc. (b) (e)	Insurance	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.5%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (q)	Electrical Equipment	1/24/2024		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (q)	Electrical Equipment	1/24/2024		57,427	—	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Hotels, Restaurants & Leisure	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l)	Asset Based Financing	10/2/2024		9,745,276	10,359	10,330	0.6%
McDonald Worley, P.C. (b) (e) (g)	Professional Services	1/24/2024		20,167	3,118	10,264	0.6%
MGTF Holdco, LLC (b) (e) (g) (l) (q)	Media	1/24/2024		582,300	—	—	—%
Motor Vehicle Software Corp. (b) (e) (g) (t)	Software	1/24/2024		223,503	349	1,077	0.1%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		22,819	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		153,038	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	2/1/2025	15.00% PIK, 11/29/2031	12,539,911	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		8,739	962	552	0.0%
Pluralsight, LLC (b) (e) (g)	Software	8/22/2024		2,267,044	5,986	—	—%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/29/2024		164,759	—	124	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/1/2021		3,710,315	$4,941	$4,935	0.3%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q)	Asset Based Financing	12/30/2021		199,972	128,429	128,252	7.0%
Resolute Investment Managers, Inc. (b) (e) (g)	Financial Services	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (q)	Health Care Technology	1/24/2024		223	333	246	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Asset Based Financing	1/24/2024		41,789,400	77,437	77,728	4.2%
Skillsoft Corp. (g)	Professional Services			12,435	187	116	0.0%
Smile Brands, Inc. (b) (e) (g)	Health Care Providers & Services	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Wireless Telecommunication Services	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		10,000	1,668	461	0.0%
Travelpro Products, Inc. (a) (b) (e) (g)	Textiles, Apparel & luxury goods	1/24/2024		447,007	913	183	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Health Care Providers & Services	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financial Services	1/24/2024		922,669	1,617	1,615	0.1%
WPNT, LLC (b) (e) (g) (l) (q)	Media	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food Products	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$530,631	$518,235	28.2%

Total Investments - 221.2% (d)					$4,178,354	$4,071,008	221.2%
Interest Rate Swaps:

Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
N/A	S+ 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$21,863	$(336)	$—	$(336)
2030 Notes	6.00%	S+ 2.515%	Wells Fargo, N.A	10/2/2030	$300,000	$(609)	$—	$(609)
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At December 31, 2025, qualifying assets represent 92.2% of the Company's total assets.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“C”), or Prime (“P”) and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
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
(n)    The Company's investment or a portion thereof is pledged as collateral under the JPM Credit Facility (as defined below).
(o)    Unless otherwise indicated, all of the Company's investments or a portion thereof are pledged as collateral under the JPM Revolver Facility (as defined below).
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2025:

Industry	Investments at Fair Value	Percentage of Total Portfolio
Professional Services	$468,638	11.8%
Health Care Providers & Services	433,153	10.6%
Asset Based Financing	424,322	10.4%
Software	405,047	9.9%
Machinery	227,597	5.6%
Investment in Joint Ventures	224,956	5.5%
Financial Services	221,401	5.4%
Electrical Equipment	163,288	4.0%
Media	113,197	2.8%
Containers & Packaging	109,440	2.7%
Commercial Services & Supplies	101,361	2.5%
Entertainment	90,684	2.2%
Construction & Engineering	86,266	2.1%
Aerospace & Defense	81,200	2.0%
Diversified Consumer Services	80,526	2.0%
Insurance	76,024	1.9%
Trading Companies & Distributors	74,348	1.8%
Consumer Staples Distribution & Retail	68,370	1.7%
Food Products	65,770	1.6%
Chemicals	61,823	1.5%
Specialty Retail	58,305	1.4%
Capital Markets	57,134	1.4%
Wireless Telecommunication Services	52,129	1.3%
Diversified Telecommunication Services	46,945	1.2%
Building Products	45,990	1.1%
Distributors	29,722	0.7%
Electric Utilities	28,513	0.7%
Transportation Infrastructure	27,070	0.7%
Metals & Mining	25,657	0.6%
Health Care Technology	23,005	0.6%
Air Freight & Logistics	20,758	0.5%
Beverages	20,556	0.5%
Ground Transportation	19,936	0.5%
Health Care Equipment & Supplies	12,438	0.3%
IT Services	9,326	0.2%
Automobile Components	8,020	0.2%
Oil, Gas & Consumable Fuels	5,248	0.1%
Hotels, Restaurants & Leisure	1,358	0.0%
Energy Equipment & Services	1,304	0.0%
Textiles, Apparel & luxury goods	183	0.0%
Total	$4,071,008	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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
The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. The Company defines middle market companies as those with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $25 million and $100 million annually, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions.
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
On October 2, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Franklin BSP Lending Corporation, a Maryland corporation (“FBLC”), Franklin BSP Merger Sub, Inc., a Maryland corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, the Adviser. The Merger Agreement provides details on the purpose of the Mergers (as defined below) and sets forth that, subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), Merger Sub merged with and into FBLC (the “Merger”), with FBLC continuing as the surviving company and as a wholly-owned subsidiary of the Company. Immediately after the Effective Time, FBLC merged with and into the Company (together with the Merger, the “Mergers”), with the Company continuing as the surviving company. See Note 19 – Merger with FBLC for additional information about the Mergers. FBLC was managed by Franklin BSP Lending Adviser, L.L.C., a subsidiary of BSP since 2016.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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
We have also formed and expect to continue to form consolidated subsidiaries. The Company consolidates the following subsidiaries for accounting purposes: FBCC Jupiter Funding, LLC (“Jupiter Funding”), FBLC Funding I, LLC (“Funding I”) and 54th Street Equity Holdings, Inc. All intercompany balances and transactions have been eliminated in consolidation. Prior to December 31, 2025, the Company consolidated FBCC EEF Holdings LLC and on December 31, 2025, FBCC EEF Holdings LLC merged into 54th Street Equity Holdings, Inc. Prior to the liquidation of Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. on December 22, 2025, in which the Company owned 100% of the equity, the Company consolidated these entities. Prior to October 4, 2023 and December 27, 2024, the Company also consolidated FBCC Lending I, LLC and FBLC 57th Street Funding LLC (“57th Street”), respectively. Refer to Note 5 - Borrowings for additional information.
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
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of FBLC Senior Loan Fund, LLC, (“SLF”), the Company does not have sole control over significant actions of SLF for purposes of assessing consolidation under U.S. GAAP, and thus does not consolidate its interest.
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
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Valuation Designee may also obtain quotes with respect to certain of the Company’s investments from pricing services or brokers or dealers in order to value assets. When doing so, the Valuation Designee determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined to be readily available, the Valuation Designee uses the quote obtained.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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
For the period ended March 31, 2026
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2026 and 2025, respectively, there were no reimbursements from the Adviser.

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
For the period ended March 31, 2026
(Unaudited)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows, in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets (“ASC 325-40”). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. When the Company determines that the cash flows of a collateralized loan obligation (“CLO”) will not be recovered, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Income Taxes
The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of its “investment company taxable income,” as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year's tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts.
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
Recent Accounting Pronouncements
In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. ASU 2025-09 amends the guidance in ASU 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company does not expect the adoption of ASU 2025-09 to have a material impact on its consolidated financial statements.

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
For the period ended March 31, 2026
(Unaudited)
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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2026 and December 31, 2025, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2026 and December 31, 2025 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2026
(Unaudited)
Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of March 31, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$15,044	$3,051,735	$—	$3,066,779
Senior Secured Second Lien Debt	—	63,604	101,855	—	165,459
Subordinated Debt	—	—	285,017	—	285,017
Collateralized Securities	—	—	4,098	—	4,098
Equity/Other	5	16,611	288,599	1,183	306,398
FBLC Senior Loan Fund, LLC	—	—	222,706	—	222,706
Total	$5	$95,259	$3,954,010	$1,183	$4,050,457
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2026	$3,121,003	$110,594	$259,132	$4,861	$502,467	$3,998,057
Purchases and other adjustments to cost	157,762	51,823	28,073	19	2,022	239,699
Sales and repayments	(201,575)	(44,652)	(15)	(12)	6	(246,248)
Net realized gain (loss)	(33,943)	1,270	—	—	—	(32,673)
Transfers in	235	—	—	—	—	235
Transfers out	—	(16,600)	—	—	—	(16,600)
Net change in unrealized appreciation (depreciation) on investments	8,253	(580)	(2,173)	(770)	6,810	11,540
Balance as of March 31, 2026	$3,051,735	$101,855	$285,017	$4,098	$511,305	$3,954,010
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(27,410)	$761	$(2,173)	$(770)	$6,810	$(22,782)
_______________
(1) Includes the Company’s investment in FBLC Senior Loan Fund, LLC.
For the three months ended March 31, 2026, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2026, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2025	$2,886,706	$103,368	$196,418	$10,893	$654,039	$3,851,424
Purchases and other adjustments to cost	236,188	1,889	44,823	32	6,729	289,661
Sales and repayments	(197,648)	(2,124)	(19,704)	(2,473)	(99,984)	(321,933)
Net realized gain (loss)	3,496	—	—	138	(169)	3,465
Transfers in	65,828	—	—		—	65,828
Transfers out	—	(7,980)	—	—	—	(7,980)
Net change in unrealized appreciation (depreciation) on investments	(9,384)	(2,268)	(648)	(1,104)	(6,841)	(20,245)
Balance as of March 31, 2025	$2,985,186	$92,885	$220,889	$7,486	$553,774	$3,860,220
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(7,522)	$(1,471)	$(648)	$(964)	$(6,841)	$(17,446)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
The composition of the Company’s investments as of March 31, 2026, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,137,571	$3,066,779	75.7%
Senior Secured Second Lien Debt	175,601	165,459	4.1
Subordinated Debt	292,873	285,017	7.0
Collateralized Securities	7,649	4,098	0.1
Equity/Other	307,310	306,398	7.6
FBLC Senior Loan Fund, LLC	225,161	222,706	5.5
Total	$4,146,165	$4,050,457	100.0%
The composition of the Company’s investments as of December 31, 2025, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,215,223	$3,136,374	77.1%
Senior Secured Second Lien Debt	160,045	152,406	3.7
Subordinated Debt	264,813	259,132	6.4
Collateralized Securities	7,642	4,861	0.1
Equity/Other	305,470	293,279	7.2
FBLC Senior Loan Fund, LLC	225,161	224,956	5.5
Total	$4,178,354	$4,071,008	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the Level 3 investments as of March 31, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,809,642	Yield Analysis	Market Yield	0.00%	25.00%	9.76%
Senior Secured First Lien Debt	166,113	Waterfall Analysis	EBITDA Multiple	5.75x	15.10x	8.88x
Senior Secured First Lien Debt (c)	51,744	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	24,236	Waterfall Analysis	Revenue Multiple	0.19x	0.90x	0.29x
Senior Secured Second Lien Debt (c)	51,433	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	37,488	Waterfall Analysis	EBITDA Multiple	6.54x	15.10x	10.40x
Senior Secured Second Lien Debt	12,934	Yield Analysis	Market Yield	17.18%	19.55%	17.68%
Subordinated Debt	184,100	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.53x	1.36x
Subordinated Debt	47,542	Waterfall Analysis	Market Yield	10.78%	10.78%	10.78%
Subordinated Debt (b)	38,945	Yield Analysis	Market Yield	15.83%	15.83%	15.83%
Subordinated Debt	9,882	Waterfall Analysis	EBITDA Multiple	9.10x	10.25x	9.10x
Subordinated Debt (b)(c)	4,548	N/A	N/A	N/A	N/A	N/A
Collateralized Securities	3,553	Yield Analysis	Discount Margin	0.00%	16.70%	16.70%
Collateralized Securities (d)	545	Waterfall Analysis	Asset Recovery	$0.23	$0.52	$0.48
Equity/Other	212,249	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.53x	1.38x
Equity/Other	26,507	Waterfall Analysis	EBITDA Multiple	2.25x	25.00x	12.34x
Equity/Other	20,874	Yield Analysis	Market Yield	1.00%	11.62%	6.11%
Equity/Other	12,529	Waterfall Analysis	Revenue Multiple	0.19x	0.90x	0.30x
Equity/Other (b)	12,473	Waterfall Analysis	Market Yield	10.78%	10.78%	10.78%
Equity/Other (b)	3,967	Waterfall Analysis	Adjusted BV Multiple	4.47x	4.47x	4.47x
Equity/Other (e)	—	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC (b)	222,706	Discounted Cash Flow	Discount Rate	11.76%	11.76%	11.76%
Total	$3,954,010
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
For the period ended March 31, 2026
(Unaudited)
(e) Represents investments in the Equity/Other asset category determined to be worthless as of the valuation date.
There were no significant changes in valuation approach or technique as of March 31, 2026.
The following table summarizes the significant unobservable inputs used to value of the Level 3 investments as of December 31, 2025. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

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
For the period ended March 31, 2026
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
Valuations of loans, corporate debt, and other debt obligations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analysis, which incorporate comparisons to other debt instruments for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis. The Company also considers the use of EBITDA multiples, revenue multiples, tangible net asset value multiples, tangible book value (“TBV”) multiples, and other relevant multiples on its debt and equity investments to determine any credit gains or losses in certain instances. Increases or decreases in either of these inputs in isolation may result in a significantly lower or higher fair value measurement of the respective subject instrument.
As of March 31, 2026, the Company had eight portfolio companies on non-accrual status with a total amortized cost of $59.5 million and fair value of $30.9 million, which represented 1.4% and 0.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2025, the Company had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of March 31, 2026, the Company and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members, provided that two individuals are present that were elected, designated or appointed by each member.

As of March 31, 2026, the Company’s investment in SLF consisted of equity contributions of $225.0 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of March 31, 2026 and December 31, 2025. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	March 31, 2026	December 31, 2025

Total assets	$738,553	$751,516
Total investments (1)	$678,693	$704,292
Weighted Average Current Yield for Total Portfolio (2)	7.8%	7.9%
Number of Portfolio companies in SLF	137	139
Largest portfolio company investment (1)	$13,341	$13,952
Total of five largest portfolio company investments (1)	$57,201	$62,136
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of March 31, 2026:

March 31, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
AAdvantage Loyalty IP, Ltd. (f)	Passenger Airlines	S+ 2.25% (5.92%)	4/20/2028	$3,980	$3,978	$3,937	1.5%
Acrisure, LLC (b)	Insurance	S+ 3.25% (6.92%)	6/21/2032	5,143	5,103	4,976	1.9%
ADMI Corp. (f)	Health Care Providers & Services	S+ 5.75% (9.42%)	12/23/2027	2,786	2,706	2,657	1.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

March 31, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Alera Group, Inc. (b)	Insurance	S+ 2.75% (6.42%)	5/31/2032	$7,741	$7,707	$7,497	2.9%
Allwyn Entertainment Financing US, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.50% (6.17%)	11/24/2032	7,000	6,865	6,860	2.6%
American Auto Auction Group, LLC (f)	Commercial Services & Supplies	S+ 4.50% (8.20%)	5/28/2032	1,995	1,983	1,979	0.8%
ARC Falcon I, Inc. (f)	Chemicals	S+ 3.50% (7.27%)	10/2/2028	4,948	4,953	4,900	1.9%
Arches Buyer, Inc. (b)	Media	S+ 3.25% (7.02%)	12/6/2027	5,899	5,829	5,870	2.3%
Arcline FM Holdings, LLC (f)	Aerospace & Defense	S+ 2.75% (6.45%)	6/24/2030	4,963	4,953	4,964	1.9%
Artera Services, LLC (b)	Construction & Engineering	S+ 4.50% (8.17%)	2/18/2031	5,506	5,478	4,680	1.8%
Ascend Learning, LLC (f)	Diversified Consumer Services	S+ 3.00% (6.67%)	12/11/2028	3,965	3,957	3,866	1.5%
Ascensus Group Holdings, Inc. (b) (f)	Financial Services	S+ 3.00% (6.67%)	11/25/2032	7,485	7,480	7,356	2.8%
Athenahealth Group, Inc. (b)	Health Care Technology	S+ 2.75% (6.42%)	2/15/2029	7,905	7,844	7,747	3.0%
Beach Acquisition Bidco, LLC (f)	Textiles, Apparel & luxury goods	S+ 3.25% (6.95%)	9/13/2032	1,446	1,444	1,448	0.6%
Bella Holding Co., LLC (b)	Health Care Providers & Services	S+ 3.00% (6.67%)	5/10/2028	8,006	7,989	7,982	3.1%
Belron Finance 2019, LLC (b) (f)	Diversified Consumer Services	S+ 2.00% (5.66%)	10/16/2031	5,713	5,704	5,708	2.2%
Blackhawk Network Holdings, Inc. (b)	Professional Services	S+ 3.50% (7.17%)	3/12/2029	4,913	4,865	4,843	1.9%
CD&R Hydra Buyer, Inc. (b) (f)	Industrial Conglomerates	S+ 4.00% (7.77%)	3/25/2031	8,169	8,142	8,160	3.2%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Entertainment	S+ 3.75% (7.45%)	3/8/2030	7,321	7,290	6,894	2.7%
Citadel Securities, LP (b)	Financial Services	S+ 2.00% (5.70%)	10/31/2031	4,400	4,400	4,402	1.7%
Clarios Global, LP (b) (f)	Automobile Components	S+ 2.75% (6.42%)	1/28/2032	9,950	9,946	9,915	3.8%
Clover Holding 2, LLC (b)	Software	S+ 4.00% (7.68%)	12/9/2031	5,211	5,168	4,983	1.9%
CNT Holdings I Corp. (b) (f)	Personal Care Products	S+ 2.50% (6.17%)	11/8/2032	6,016	6,017	6,009	2.3%
Compass Power Generation, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 3.25% (6.92%)	4/16/2029	6,199	6,133	6,228	2.4%
Connectwise, LLC (b) (f)	Software	S+ 3.50% (7.46%)	9/29/2028	5,618	5,614	5,173	2.0%
Corelogic, Inc. (b) (f)	Capital Markets	S+ 3.50% (7.28%)	6/2/2028	8,859	8,831	8,455	3.3%
Cotiviti, Inc. (b)	Health Care Providers & Services	S+ 2.75% (6.42%)	3/26/2032	4,714	4,673	4,330	1.7%
Cotiviti, Inc. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.42%)	5/1/2031	9,801	9,770	9,011	3.5%
CQP Holdco, LP (b) (f)	Oil, Gas & Consumable Fuels	S+ 1.75% (5.45%)	12/31/2032	4,915	4,919	4,888	1.9%
Crisis Prevention Institute, Inc. (b)	Diversified Consumer Services	S+ 4.00% (7.70%)	4/9/2031	2,304	2,296	2,275	0.9%
Crown Finance US, Inc. (b)	Entertainment	S+ 4.50% (8.17%)	12/2/2031	4,938	4,898	4,881	1.9%
EIG Management Co., LLC (b)	Capital Markets	S+ 5.00% (8.67%)	5/17/2029	3,442	3,395	3,442	1.3%
Emerald Borrower, LP (b) (f)	Machinery	S+ 2.25% (5.95%)	8/4/2031	2,288	2,285	2,282	0.9%
EMRLD Borrower, LP (f)	Machinery	S+ 2.25% (5.92%)	5/31/2030	1,866	1,864	1,863	0.7%
Ensemble RCM, LLC (b) (f)	Health Care Providers & Services	S+ 3.00% (6.66%)	2/9/2033	13,000	12,987	12,835	5.0%
Entain, PLC (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.95%)	7/30/2032	4,776	4,776	4,767	1.8%
Entain, PLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.95%)	10/31/2029	3,450	3,446	3,446	1.3%
Epicor Software Corp. (b)	Software	S+ 2.50% (6.17%)	5/30/2031	6,054	6,028	5,932	2.3%
FinThrive Software Intermediate Holdings, Inc. (b)	Health Care Technology	S+ 5.25% (8.94%)	12/15/2028	2,963	2,942	2,419	0.9%
Fitness International, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 4.50% (8.17%)	2/12/2029	6,815	6,688	6,824	2.6%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

March 31, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
FNZ Group Entities, Ltd. (b)	Financial Services	S+ 5.00% (8.66%)	11/5/2031	$2,960	$2,916	$2,330	0.9%
Focus Financial Partners, LLC (f)	Capital Markets	S+ 2.50% (6.17%)	9/15/2031	4,425	4,420	4,276	1.7%
Foresight Energy Operating, LLC (b)	Oil, Gas & Consumable Fuels	S+ 8.00% (11.80%)	6/30/2027	646	636	646	0.2%
Freeport LNG Investments, LLLP (f)	Oil, Gas & Consumable Fuels	S+ 3.25% (6.89%)	2/11/2033	5,000	4,976	4,996	1.9%
Gainwell Acquisition Corp. (f)	Health Care Technology	S+ 4.00% (7.80%)	10/1/2027	2,992	2,917	2,900	1.1%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.21%)	8/18/2028	4,512	4,497	3,970	1.5%
Geosyntec Consultants, Inc. (b) (f)	Professional Services	S+ 3.00% (6.67%)	7/31/2031	9,158	9,124	9,118	3.5%
Global Medical Response, Inc. (b) (f)	Health Care Providers & Services	S+ 3.50% (7.17%)	10/1/2032	9,941	9,820	9,898	3.8%
Golden State Foods, LLC (b)	Food Products	S+ 3.50% (7.20%)	12/4/2031	6,419	6,381	6,419	2.5%
Gulfside Supply, Inc. (b) (f)	Building Products	S+ 3.00% (6.70%)	6/17/2031	4,407	4,407	4,016	1.6%
Hamilton Projects Acquiror, LLC (f)	Independent Power and Renewable Electricity Producers	S+ 2.50% (6.17%)	5/30/2031	6,437	6,428	6,442	2.5%
HelpSystems Holdings, Inc. (b) (f)	Software	S+ 6.00% (9.76%)	5/21/2029	6,573	6,217	5,647	2.2%
Hologic, Inc. (b) (f)	Health Care Equipment & Supplies	S+ 2.25% (5.93%)	4/7/2033	10,000	9,975	9,875	3.8%
Hudson River Trading, LLC (b) (f)	Capital Markets	S+ 2.50% (6.18%)	3/18/2030	5,210	5,190	5,184	2.0%
Hunter Douglas, Inc. (f)	Household Durables	S+ 3.00% (6.70%)	1/16/2032	4,472	4,461	4,446	1.7%
Icon Parent I, Inc. (b)	Software	S+ 2.75% (6.44%)	11/13/2031	4,963	4,945	4,753	1.8%
IDERA, Inc. (f)	Software	S+ 3.50% (7.16%)	3/2/2028	4,937	4,940	3,883	1.5%
Indicor, LLC (f)	Industrial Conglomerates	S+ 2.50% (6.20%)	11/22/2029	4,947	4,881	4,942	1.9%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.38%)	5/17/2032	3,462	3,454	3,463	1.3%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.38%)	5/17/2032	225	224	225	0.1%
ION Platform Finance US, Inc. (f)	Software	S+ 3.75% (7.42%)	10/7/2032	4,639	4,574	3,709	1.4%
Jane Street Group, LLC (b) (f)	Financial Services	S+ 2.00% (5.67%)	12/15/2031	8,063	8,054	7,906	3.1%
Jump Financial, LLC (b) (f)	Financial Services	S+ 3.50% (7.20%)	2/26/2032	7,214	7,154	7,205	2.8%
Kaman Corp. (b) (d)	Aerospace & Defense	S+ 2.50%	2/26/2032	59	(1)	—	0.0%
Kaman Corp. (b) (f)	Aerospace & Defense	S+ 2.50% (6.20%)	2/26/2032	6,298	6,294	6,297	2.4%
Kaseya, Inc. (b)	Software	S+ 3.25% (6.92%)	3/22/2032	3,762	3,745	3,503	1.4%
Kingpin Intermediate Holdings, LLC	Hotels, Restaurants & Leisure	7.25%	10/15/2032	5,000	4,899	4,417	1.7%
Kingpin Intermediate Holdings, LLC (f)	Hotels, Restaurants & Leisure	S+ 3.25% (6.92%)	9/22/2032	7,481	7,429	6,795	2.6%
Kodiak Building Partners, LLC (f)	Building Products	S+ 3.75% (7.42%)	12/4/2031	4,000	3,842	3,998	1.5%
LABL, Inc.	Containers & Packaging	P+ 5.00% (9.84%)	10/30/2028	4,910	4,871	2,226	0.9%
LBM Acquisition, LLC (f)	Building Products	S+ 3.75% (7.53%)	6/6/2031	1,995	1,920	1,591	0.6%
Max US Bidco, Inc. (b)	Food Products	S+ 5.00% (8.70%)	10/3/2030	4,900	4,727	4,007	1.5%
Merlin Buyer, Inc. (f)	Machinery	S+ 4.00% (7.67%)	3/25/2033	2,500	2,488	2,500	1.0%
Merlin Buyer, Inc. (f)	Machinery	S+ 4.00% (7.67%)	12/14/2028	1,105	1,103	1,105	0.4%
Mermaid Bidco, Inc. (b) (f)	IT Services	S+ 3.25% (6.91%)	7/3/2031	7,443	7,427	7,276	2.8%
MH Sub I, LLC (b) (f)	IT Services	S+ 4.25% (7.92%)	5/3/2028	5,353	5,226	4,589	1.8%
Monogram Food Solutions, LLC (f)	Food Products	S+ 4.00% (7.78%)	8/28/2028	2,082	2,027	2,082	0.8%
Multi-Color Corp.	Containers & Packaging	S+ 6.75% (10.41%)	12/2/2026	276	261	276	0.1%
Nexus Buyer, LLC (b)	Capital Markets	S+ 3.50% (7.17%)	7/31/2031	4,950	4,933	4,750	1.8%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.04%)	4/3/2028	2,198	2,188	2,151	0.8%
Omnia Partners, LLC (f)	Commercial Services & Supplies	S+ 2.75% (6.43%)	12/31/2032	6,137	6,108	6,125	2.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

March 31, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Peer Holding III B.V. (b)	Broadline Retail	S+ 2.50% (6.20%)	7/1/2031	$5,925	$5,925	$5,907	2.3%
PetSmart, LLC (f)	Specialty Retail	S+ 4.00% (7.68%)	8/18/2032	2,455	2,455	2,436	0.9%
Pluto Acquisition I, Inc. (b)	Health Care Providers & Services	S+ 4.00% (7.66%)	9/20/2028	9,607	9,607	8,358	3.2%
PODS, LLC (b) (f)	Air Freight & Logistics	S+ 3.00% (6.78%)	3/31/2028	7,419	7,147	7,369	2.8%
Pregis TopCo, LLC (b)	Containers & Packaging	S+ 4.00% (7.67%)	2/1/2029	6,644	6,634	6,631	2.6%
Pretzel Parent, Inc. (b)	Entertainment	S+ 4.50% (8.17%)	10/1/2031	3,465	3,422	3,404	1.3%
Primo Brands Corp. (f)	Beverages	S+ 2.75% (6.45%)	3/31/2031	6,134	6,103	6,141	2.4%
ProAmpac PG Borrower, LLC (b)	Chemicals	S+ 4.00% (7.78%)	3/7/2033	7,061	6,956	6,802	2.6%
Proofpoint, Inc. (b) (f)	Software	S+ 3.00% (6.70%)	8/31/2028	6,599	6,577	6,379	2.5%
Pug, LLC (f)	Entertainment	S+ 4.75% (8.42%)	3/15/2030	5,500	5,474	5,400	2.1%
Quikrete Holdings, Inc. (f)	Construction Materials	S+ 2.25% (5.92%)	4/14/2031	4,494	4,488	4,485	1.7%
Quikrete Holdings, Inc. (b)	Construction Materials	S+ 2.25% (5.92%)	2/10/2032	2,525	2,520	2,518	1.0%
Radiology Partners, Inc. (b)	Health Care Providers & Services	S+ 4.50% (8.17%)	6/30/2032	7,572	7,504	7,446	2.9%
Raven Acquisition Holdings, LLC (b)	Health Care Providers & Services	S+ 3.00% (6.67%)	11/19/2031	9,702	9,649	9,506	3.7%
Raven Acquisition Holdings, LLC (b) (d)	Health Care Providers & Services	S+ 3.00%	11/19/2031	—	(4)	(14)	0.0%
Recess Holdings, Inc. (b)	Household Durables	S+ 3.75% (7.42%)	2/21/2030	5,330	5,301	5,336	2.1%
Red Planet Borrower, LLC (b)	Media	S+ 4.00% (7.67%)	9/8/2032	7,481	7,411	7,305	2.8%
Renaissance Holdings Corp. (f)	Diversified Consumer Services	S+ 4.00% (7.67%)	4/5/2030	4,138	4,067	2,921	1.1%
Rithum Holdings, Inc. (b)	Software	S+ 4.75% (8.45%)	7/21/2032	4,975	4,882	4,720	1.8%
S&S Holdings, LLC (b)	Textiles, Apparel & luxury goods	S+ 5.00% (8.78%)	3/13/2028	4,660	4,610	4,398	1.7%
Sedgwick Claims Management Services, Inc. (b) (f)	Health Care Providers & Services	S+ 2.50% (6.17%)	7/31/2031	7,200	7,189	7,060	2.7%
Sharp Services, LLC (f)	Health Care Providers & Services	S+ 3.00% (6.70%)	9/29/2032	3,008	2,995	3,006	1.2%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%)	5/18/2028	1,847	1,680	1,754	0.7%
Sonrava Health Holdings, LLC	Health Care Providers & Services	S+ 10.00% (13.67%) 7.50% PIK	6/3/2026	317	317	317	0.1%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%) 5.50% PIK	8/18/2028	10,929	10,463	1,639	0.6%
Sotera Health Holdings, LLC (b)	Life Sciences Tools & Services	S+ 2.50% (6.17%)	5/30/2031	7,391	7,366	7,391	2.9%
Specialty Building Products Holdings, LLC (b) (f)	Building Products	S+ 3.75% (7.52%)	10/16/2028	6,409	6,250	5,427	2.1%
Staples, Inc. (f)	Specialty Retail	S+ 5.75% (9.41%)	9/4/2029	2,947	2,864	2,672	1.0%
Starlight Parent, LLC (b)	Software	S+ 4.00% (7.67%)	4/16/2032	5,473	5,326	4,624	1.8%
Stonepeak Nile Parent, LLC (b) (f)	Air Freight & Logistics	S+ 2.25% (5.92%)	4/9/2032	4,364	4,355	4,352	1.7%
Tecta America Corp. (b)	Construction & Engineering	S+ 2.75% (6.42%)	2/18/2032	5,456	5,445	5,430	2.1%
TK Elevator Midco GmbH (f)	Machinery	S+ 2.75% (6.48%)	4/30/2030	3,600	3,600	3,604	1.4%
TransDigm, Inc. (f)	Aerospace & Defense	S+ 2.50% (6.17%)	2/28/2031	3,890	3,885	3,890	1.5%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.50% (6.17%)	2/16/2028	9,849	9,849	9,841	3.8%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 5.00% (8.93%)	1/31/2028	4,432	4,376	3,025	1.2%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 3.75% (7.68%)	1/31/2028	8,340	8,281	5,596	2.2%
UKG, Inc. (b) (f)	Software	S+ 2.50% (6.17%)	2/10/2031	9,615	9,561	9,173	3.5%
United Airlines, Inc. (b)	Passenger Airlines	S+ 1.75% (5.43%)	2/24/2031	3,701	3,689	3,685	1.4%
University Support Services, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.42%)	2/12/2029	5,011	4,913	4,906	1.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

March 31, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
US Anesthesia Partners, Inc. (b) (f)	Health Care Providers & Services	S+ 4.00% (7.78%)	10/2/2028	$6,896	$6,685	$6,890	2.7%
VFH Parent, LLC (f)	Capital Markets	S+ 2.50% (6.17%)	6/23/2031	4,950	4,950	4,942	1.9%
WCG Intermediate Corp. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.42%)	2/25/2032	4,461	4,431	4,341	1.7%
WestJet Loyalty, LP (b)	Passenger Airlines	S+ 2.75% (6.45%)	2/14/2031	5,684	5,641	5,508	2.1%
White Cap Supply Holdings, LLC (f)	Building Products	S+ 3.25% (6.92%)	10/19/2029	5,267	5,247	5,054	2.0%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.42%)	8/1/2030	3,236	3,192	3,184	1.2%
Zayo Group Holdings, Inc. (f)	Diversified Telecommunication Services	S+ 3.50% (7.28%) 0.50% PIK	3/11/2030	5,989	5,673	5,871	2.3%
Subtotal Senior Secured First Lien Debt					$660,375	$627,251	242.0%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.03%)	6/11/2029	$1,943	$1,932	$1,706	0.7%
Edelman Financial Center, LLC (f)	Capital Markets	S+ 5.25% (8.92%)	10/6/2028	4,750	4,745	4,695	1.8%
IDERA, Inc. (b) (e)	Software	S+ 6.75% (10.56%)	3/2/2029	1,036	1,031	716	0.3%
Peraton Corp. (b)	Communications Equipment	S+ 7.75% (11.52%)	2/1/2029	9,750	7,992	6,971	2.7%
Subtotal Senior Secured Second Lien Debt					$15,700	$14,088	5.5%

Subordinated Debt
Resideo Funding, Inc.	Building Products	4.00%	9/1/2029	$2,000	$1,920	$1,894	0.7%
Subtotal Subordinated Debt					$1,920	$1,894	0.7%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Capital Markets	S+ 6.90% (10.83%)	4/22/2034	$1,410	$1,315	$1,320	0.5%
Battalion CLO, Ltd. 21-17A F	Capital Markets	S+ 7.50% (11.43%)	3/9/2034	1,224	1,154	281	0.1%
Carlyle GMS CLO, 16-3A FRR	Capital Markets	S+ 8.60% (12.53%)	7/20/2034	2,100	2,010	1,823	0.7%
Eaton Vance CDO, Ltd. 15-1A FR	Capital Markets	S+ 7.97% (11.90%)	1/20/2030	2,006	1,848	381	0.1%
Greywolf CLO, Ltd. 20-3RA ER	Capital Markets	S+ 8.74% (12.67%)	4/22/2033	1,000	904	803	0.3%
Highbridge Loan Management, Ltd. 11A-17 E	Capital Markets	S+ 6.10% (10.03%)	5/6/2030	3,000	2,822	2,200	0.8%
KKR Financial CLO, Ltd. 15 FR	Capital Markets	S+ 8.50% (12.43%)	1/18/2032	2,000	1,926	1,507	0.6%
LCM, Ltd. Partnership 16A ER2	Capital Markets	S+ 6.38% (10.31%)	10/15/2031	2,500	2,355	1,635	0.6%
Saranac CLO, Ltd. 20-8A E	Capital Markets	S+ 8.12% (12.04%)	2/20/2033	1,455	1,445	673	0.3%
Sound Point CLO, Ltd. 17-2A E	Capital Markets	S+ 6.10% (10.03%)	7/25/2030	2,404	2,205	1,540	0.6%
Sound Point CLO, Ltd. 18-3A D	Capital Markets	S+ 5.79% (9.72%)	10/26/2031	1,000	934	637	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Capital Markets	S+ 6.95% (10.88%)	7/16/2032	3,000	2,839	2,389	0.9%
Venture CLO 43, Ltd. 21-43A E	Capital Markets	S+ 7.15% (11.08%)	4/15/2034	3,000	2,935	1,917	0.7%
Wind River CLO, Ltd. 14-2A FR	Capital Markets	S+ 7.87% (11.80%)	1/15/2031	3,000	2,673	179	0.1%
Subtotal Collateralized Securities					$27,365	$17,285	6.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

March 31, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Equity/Other
Gordian Medical, Inc.	Health Care Providers & Services			415	$7,448	$7,316	2.8%
Gordian Medical, Inc.	Health Care Providers & Services			392	—	—	—%
PG&E Corp.	Electric Utilities	6.00%		230	10,683	9,868	3.8%
Resolute Investment Managers, Inc.	Capital Markets			30	1,286	991	0.4%
Subtotal Equity/Other					$19,417	$18,175	7.0%

TOTAL INVESTMENTS					$724,777	$678,693	261.7%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2026. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members’ capital as of March 31, 2026.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.2 million of unfunded commitments to portfolio companies as of March 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Beach Acquisition Bidco, LLC (f)	Textiles, Apparel & luxury goods	S+ 3.25% (6.92%)	9/13/2032	$1,450	$1,447	$1,460	0.5%
Bella Holding Co., LLC (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	5/10/2028	8,026	8,006	8,047	2.9%
Belron Finance 2019, LLC (b) (f)	Diversified Consumer Services	S+ 2.25% (6.12%)	10/16/2031	5,728	5,716	5,756	2.1%
Blackhawk Network Holdings, Inc. (b)	Professional Services	S+ 4.00% (7.67%)	3/12/2029	4,925	4,872	4,944	1.8%
Blackstone CQP Holdco, LP (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.00% (5.67%)	12/31/2030	4,915	4,919	4,929	1.8%
CD&R Hydra Buyer, Inc. (b)	Industrial Conglomerates	S+ 4.00% (7.82%)	3/25/2031	6,190	6,165	6,182	2.2%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Entertainment	S+ 3.75% (7.42%)	3/8/2030	7,339	7,306	6,756	2.4%
Citadel Securities, LP (b)	Financial Services	S+ 2.00% (5.67%)	10/31/2031	4,411	4,410	4,432	1.6%
Clarios Global, LP (b) (f)	Automobile Components	S+ 2.75% (6.47%)	1/28/2032	9,975	9,968	10,012	3.6%
Clover Holding 2, LLC (b)	Software	S+ 3.75% (7.52%)	12/9/2031	5,224	5,178	5,219	1.9%
CNT Holdings I Corp. (b) (f)	Personal Care Products	S+ 2.50% (6.34%)	11/8/2032	6,031	6,033	6,043	2.2%
Compass Power Generation, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 3.25% (6.97%)	4/16/2029	6,430	6,356	6,467	2.3%
Connectwise, LLC (b) (f)	Software	S+ 3.50% (7.43%)	9/29/2028	10,633	10,618	10,427	3.7%
Conservice Midco, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	5/13/2030	5,418	5,418	5,423	2.0%
Corelogic, Inc. (b) (f)	IT Services	S+ 3.50% (7.33%)	6/2/2028	8,882	8,851	8,879	3.2%
Cornerstone Building Brands, Inc. (b) (f)	Building Products	S+ 5.63% (9.38%)	8/1/2028	3,564	3,583	2,798	1.0%
Cotiviti, Inc. (b)	Health Care Providers & Services	S+ 2.75% (6.62%)	3/26/2032	4,726	4,682	4,528	1.6%
Cotiviti, Inc. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.62%)	5/1/2031	9,826	9,791	9,424	3.4%
Crisis Prevention Institute, Inc. (b)	Diversified Consumer Services	S+ 4.00% (7.67%)	4/9/2031	2,310	2,301	2,290	0.8%
Crown Finance US, Inc. (b)	Entertainment	S+ 4.50% (8.34%)	12/2/2031	4,950	4,908	4,873	1.8%
Directv Financing, LLC (b)	Media	S+ 5.00% (9.10%)	8/2/2027	196	195	196	0.1%
EIG Management Co., LLC (b)	Capital Markets	S+ 5.00% (8.72%)	5/17/2029	3,442	3,391	3,442	1.2%
Emerald Borrower, LP (b) (f)	Machinery	S+ 2.25% (6.12%)	8/4/2031	2,294	2,290	2,297	0.8%
Ensemble RCM, LLC (b) (f)	Health Care Providers & Services	S+ 3.00% (6.84%)	8/1/2029	13,311	13,238	13,368	4.7%
Entain, PLC (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	7/30/2032	4,788	4,788	4,747	1.7%
Entain, PLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	10/31/2029	3,459	3,454	3,435	1.2%
Epicor Software Corp. (b)	Software	S+ 2.50% (6.22%)	5/30/2031	6,070	6,041	6,086	2.2%
FinThrive Software Intermediate Holdings, Inc. (b)	Health Care Technology	S+ 5.25% (8.95%)	12/15/2028	2,970	2,947	2,732	1.0%
Fitness International, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 4.50% (8.22%)	2/12/2029	6,833	6,694	6,839	2.5%
FNZ Group Entities, Ltd. (b)	Financial Services	S+ 5.00% (8.90%)	11/5/2031	2,968	2,920	2,330	0.8%
Focus Financial Partners, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	9/15/2031	4,436	4,430	4,443	1.6%
Foresight Energy Operating, LLC (b)	Oil, Gas & Consumable Fuels	S+ 8.00% (11.77%)	6/30/2027	648	637	648	0.2%
Freeport LNG Investments, LLLP (f)	Oil, Gas & Consumable Fuels	S+ 3.00% (7.15%)	11/17/2026	4,818	4,805	4,820	1.7%
Galaxy US OpCo, Inc. (f)	Professional Services	S+ 5.75% (9.59%) 3.75% PIK	7/31/2030	2,326	2,094	2,229	0.8%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.18%)	8/18/2028	4,523	4,506	3,555	1.3%
Geosyntec Consultants, Inc. (b) (f)	Professional Services	S+ 3.00% (6.72%)	7/31/2031	9,181	9,144	9,227	3.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Global Medical Response, Inc. (b) (f)	Health Care Providers & Services	S+ 3.50% (7.38%)	10/1/2032	$9,966	$9,839	$10,022	3.5%
Golden State Foods, LLC (b)	Food Products	S+ 4.00% (8.00%)	12/4/2031	6,419	6,379	6,450	2.3%
Gulfside Supply, Inc. (b) (f)	Building Products	S+ 3.00% (6.67%)	6/17/2031	4,444	4,444	4,375	1.6%
Hamilton Projects Acquiror, LLC (f)	Independent Power and Renewable Electricity Producers	S+ 2.50% (6.22%)	5/30/2031	6,580	6,568	6,617	2.4%
HelpSystems Holdings, Inc. (b)	Software	S+ 6.00% (9.97%)	5/21/2029	4,590	4,333	4,139	1.5%
Hudson River Trading, LLC (b) (f)	Capital Markets	S+ 2.75% (6.49%)	3/18/2030	5,224	5,201	5,243	1.9%
Hunter Douglas, Inc. (f)	Household Durables	S+ 3.00% (6.67%)	1/16/2032	4,484	4,471	4,500	1.6%
Icon Parent I, Inc. (b)	Software	S+ 2.75% (6.45%)	11/13/2031	4,975	4,956	4,981	1.8%
IDERA, Inc. (f)	Software	S+ 3.50% (7.35%)	3/2/2028	4,950	4,952	4,602	1.7%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	3,567	3,559	3,578	1.3%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	225	224	226	0.1%
ION Platform Finance US, Inc. (f)	Software	S+ 3.75% (7.42%)	9/30/2032	4,063	4,022	3,803	1.4%
Jane Street Group, LLC (b) (f)	Financial Services	S+ 2.00% (5.82%)	12/15/2031	8,084	8,075	8,040	2.9%
Jump Financial, LLC (b) (f)	Financial Services	S+ 3.50% (7.17%)	2/26/2032	7,232	7,169	7,124	2.6%
Kaman Corp. (b) (d)	Aerospace & Defense	S+ 2.50% (6.43%)	2/26/2032	56	55	58	0.0%
Kaman Corp. (b) (f)	Aerospace & Defense	S+ 2.50% (6.32%)	2/26/2032	6,199	6,193	6,220	2.2%
Kaseya, Inc. (b)	Software	S+ 3.00% (6.72%)	3/22/2032	3,772	3,754	3,772	1.4%
Kingpin Intermediate Holdings, LLC	Hotels, Restaurants & Leisure	7.25%	10/15/2032	5,000	4,896	4,733	1.7%
Kingpin Intermediate Holdings, LLC (f)	Hotels, Restaurants & Leisure	S+ 3.25% (6.97%)	9/22/2032	7,500	7,445	7,331	2.6%
Kodiak Building Partners, LLC (f)	Building Products	S+ 3.75% (7.47%)	12/4/2031	4,000	3,836	3,896	1.4%
LABL, Inc. (b)	Containers & Packaging	S+ 5.00% (8.94%)	10/30/2028	4,910	4,871	3,093	1.1%
Max US Bidco, Inc. (b)	Food Products	S+ 5.00% (8.67%)	10/3/2030	4,912	4,730	3,755	1.4%
Merlin Buyer, Inc. (f)	Machinery	S+ 4.00% (7.67%)	12/13/2028	1,108	1,106	1,118	0.4%
Mermaid Bidco Inc (b) (f)	IT Services	S+ 3.25% (7.15%)	7/3/2031	7,462	7,444	7,481	2.7%
MH Sub I, LLC (b) (f)	IT Services	S+ 4.25% (7.97%)	5/3/2028	5,367	5,225	4,978	1.8%
Monogram Food Solutions, LLC (f)	Food Products	S+ 4.00% (7.83%)	8/28/2028	2,088	2,027	2,088	0.8%
Nexus Buyer, LLC (b)	Capital Markets	S+ 3.50% (7.22%)	7/31/2031	4,962	4,944	4,889	1.8%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.04%)	4/3/2028	2,204	2,192	2,202	0.8%
Omnia Partners, LLC (f)	Commercial Services & Supplies	S+ 2.75% (6.46%)	12/31/2032	6,152	6,121	6,171	2.2%
Peer Holding III B.V. (b)	Broadline Retail	S+ 2.50% (6.17%)	7/1/2031	5,940	5,940	5,961	2.1%
PetSmart, LLC (f)	Specialty Retail	S+ 4.00% (7.73%)	8/18/2032	2,455	2,455	2,442	0.9%
Pluto Acquisition I, Inc. (b)	Health Care Providers & Services	S+ 4.00% (7.87%)	9/20/2028	9,630	9,631	7,984	2.9%
PODS, LLC (b) (f)	Air Freight & Logistics	S+ 3.00% (6.83%)	3/31/2028	7,438	7,133	7,343	2.6%
Pregis TopCo, LLC (b)	Containers & Packaging	S+ 4.00% (7.72%)	2/1/2029	6,661	6,648	6,712	2.4%
Pretzel Parent, Inc. (b)	Entertainment	S+ 4.50% (8.22%)	10/1/2031	3,474	3,428	3,426	1.2%
Proofpoint, Inc. (b) (f)	Software	S+ 3.00% (6.92%)	8/31/2028	6,616	6,591	6,644	2.4%
Pug, LLC (f)	Entertainment	S+ 4.75% (8.47%)	3/15/2030	2,500	2,471	2,474	0.9%
Quikrete Holdings, Inc. (f)	Construction Materials	S+ 2.25% (5.97%)	4/14/2031	4,506	4,499	4,517	1.6%
Quikrete Holdings, Inc. (b)	Construction Materials	S+ 2.25% (5.97%)	2/10/2032	2,531	2,525	2,538	0.9%
Radiology Partners, Inc. (b)	Health Care Providers & Services	S+ 4.50% (8.17%)	6/30/2032	7,591	7,518	7,570	2.7%
Raven Acquisition Holdings, LLC (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	11/19/2031	9,727	9,670	9,754	3.5%
Raven Acquisition Holdings, LLC (b) (d)	Health Care Providers & Services	S+ 3.00%	11/19/2031	—	(4)	2	0.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Recess Holdings, Inc. (b)	Household Durables	S+ 3.75% (7.62%)	2/21/2030	$5,343	$5,312	$5,373	1.9%
Red Planet Borrower, LLC (b)	Media	S+ 4.00% (7.72%)	9/8/2032	7,499	7,427	7,506	2.7%
Renaissance Holdings Corp. (f)	Diversified Consumer Services	S+ 4.00% (7.72%)	4/5/2030	4,148	4,073	3,613	1.3%
Rithum Holdings, Inc. (b)	Software	S+ 4.75% (8.42%)	7/21/2032	4,988	4,891	4,977	1.8%
Roper Industrial Products Investment Co., LLC (f)	Industrial Conglomerates	S+ 2.75% (6.42%)	11/22/2029	4,947	4,877	4,973	1.8%
S&S Holdings, LLC (b)	Textiles, Apparel & luxury goods	S+ 5.00% (8.83%)	3/13/2028	4,673	4,615	4,668	1.7%
Sedgwick Claims Management Services, Inc. (b) (f)	Health Care Providers & Services	S+ 2.50% (6.22%)	7/31/2031	7,218	7,205	7,239	2.6%
Sharp Services, LLC (f)	Health Care Providers & Services	S+ 3.00% (6.67%)	9/29/2032	3,016	3,001	3,023	1.1%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%)	5/18/2028	1,847	1,663	1,754	0.6%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%) 5.50% PIK	8/18/2028	10,782	10,463	1,617	0.6%
Sonrava Health Holdings, LLC	Health Care Providers & Services	S+ 10.00% (13.77%) 2.50% PIK	6/3/2026	311	311	311	0.1%
Sotera Health Holdings, LLC (b)	Life Sciences Tools & Services	S+ 2.50% (6.34%)	5/30/2031	7,410	7,382	7,442	2.7%
Specialty Building Products Holdings, LLC (b)	Building Products	S+ 3.75% (7.57%)	10/16/2028	4,926	4,823	4,583	1.7%
Staples, Inc. (f)	Specialty Retail	S+ 5.75% (9.60%)	9/4/2029	2,955	2,866	2,799	1.0%
Starlight Parent, LLC (b)	Software	S+ 4.00% (7.70%)	4/16/2032	5,486	5,334	5,472	2.0%
Stonepeak Nile Parent, LLC (b) (f)	Air Freight & Logistics	S+ 2.25% (6.16%)	4/9/2032	4,375	4,365	4,373	1.6%
Tecta America Corp. (b)	Construction & Engineering	S+ 2.75% (6.47%)	2/18/2032	5,468	5,458	5,485	2.0%
TransDigm, Inc. (f)	Aerospace & Defense	S+ 2.50% (6.22%)	2/28/2031	3,900	3,894	3,914	1.4%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.50% (6.34%)	2/16/2028	9,849	9,847	9,859	3.6%
Triton Water Holdings, Inc. (b) (f)	Beverages	S+ 2.25% (5.92%)	3/31/2028	7,384	7,365	7,402	2.7%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 5.00% (8.83%)	1/31/2028	4,444	4,378	3,428	1.2%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 3.75% (7.58%)	1/31/2028	8,362	8,295	6,391	2.3%
UKG, Inc. (b) (f)	Software	S+ 2.50% (6.34%)	2/10/2031	9,638	9,581	9,642	3.5%
United Airlines, Inc. (b)	Passenger Airlines	S+ 2.00% (5.73%)	2/24/2031	3,710	3,697	3,722	1.3%
University Support Services, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	2/12/2029	4,025	3,974	3,882	1.4%
US Anesthesia Partners, Inc. (b) (f)	Health Care Providers & Services	S+ 4.00% (7.99%)	10/2/2028	6,913	6,682	6,938	2.5%
VFH Parent, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	6/23/2031	5,000	5,000	5,010	1.8%
Victory Buyer, LLC (b)	Building Products	S+ 3.75% (7.58%)	11/20/2028	7,349	7,182	7,375	2.7%
WCG Purchaser Corp. (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	2/25/2032	4,473	4,453	4,479	1.6%
WestJet Loyalty, LP (b)	Passenger Airlines	S+ 3.25% (6.92%)	2/14/2031	5,699	5,653	5,718	2.1%
White Cap Supply Holdings, LLC (f)	Building Products	S+ 3.25% (6.97%)	10/19/2029	5,280	5,258	5,301	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.47%)	8/1/2030	3,245	3,197	3,249	1.2%
X Corp. (b)	Interactive Media & Services	S+ 6.50% (10.45%)	10/26/2029	4,949	4,923	4,857	1.7%
X Corp. (b) (f)	Interactive Media & Services	9.50%	10/26/2029	7,500	7,430	7,468	2.7%
Zayo Group Holdings, Inc. (f)	Diversified Telecommunication Services	S+ 3.50% (6.83%) 0.50% PIK	3/11/2030	4,482	4,205	4,242	1.5%
Subtotal Senior Secured First Lien Debt					$668,611	$648,199	233.4%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.33%)	6/11/2029	$1,943	$1,930	$1,570	0.6%
Edelman Financial Center, LLC (f)	Capital Markets	S+ 5.25% (8.97%)	10/6/2028	4,750	4,743	4,734	1.7%
IDERA, Inc. (b) (e)	Software	S+ 6.75% (10.75%)	3/2/2029	1,036	1,031	933	0.3%
Neptune Bidco US, Inc. (f)	Interactive Media & Services	S+ 9.75% (13.76%)	10/11/2029	579	568	579	0.2%
Peraton Corp. (b)	Communications Equipment	S+ 7.75% (11.67%)	2/1/2029	9,750	7,882	7,636	2.8%
Subtotal Senior Secured Second Lien Debt					$16,154	$15,452	5.6%

Subordinated Debt
Resideo Funding, Inc.	Building Products	4.00%	9/1/2029	$2,000	$1,915	$1,934	0.7%
Subtotal Subordinated Debt					$1,915	$1,934	0.7%

Collateralized Securities				`
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Capital Markets	S+ 6.90% (11.02%)	4/22/2034	$1,410	$1,313	$1,320	0.5%
Battalion CLO, Ltd. 21-17A F	Capital Markets	S+ 7.50% (11.65%)	3/9/2034	1,224	1,153	570	0.2%
Carlyle GMS CLO, 16-3A FRR	Capital Markets	S+ 8.60% (12.75%)	7/20/2034	2,100	2,008	1,823	0.7%
Eaton Vance CDO, Ltd. 15-1A FR	Capital Markets	S+ 7.97% (12.12%)	1/20/2030	2,000	1,839	846	0.3%
Greywolf CLO, Ltd. 20-3RA ER	Capital Markets	S+ 8.74% (12.86%)	4/22/2033	1,000	902	916	0.3%
Highbridge Loan Management, Ltd. 11A-17 E	Capital Markets	S+ 6.10% (10.25%)	5/6/2030	3,000	2,812	2,592	0.9%
KKR Financial CLO, Ltd. 15 FR	Capital Markets	S+ 8.50% (12.65%)	1/18/2032	2,000	1,923	1,795	0.6%
LCM, Ltd. Partnership 16A ER2	Capital Markets	S+ 6.38% (10.55%)	10/15/2031	2,500	2,350	1,807	0.7%
Saranac CLO, Ltd. 20-8A E	Capital Markets	S+ 8.12% (12.27%)	2/20/2033	1,455	1,445	1,095	0.4%
Sound Point CLO, Ltd. 17-2A E	Capital Markets	S+ 6.10% (10.22%)	7/25/2030	2,400	2,190	1,820	0.7%
Sound Point CLO, Ltd. 18-3A D	Capital Markets	S+ 5.79% (9.91%)	10/26/2031	1,000	931	819	0.3%
Symphony CLO, Ltd. 2012-9A ER2	Capital Markets	S+ 6.95% (11.11%)	7/16/2032	3,000	2,834	2,779	1.0%
Venture CLO 43, Ltd. 21-43A E	Capital Markets	S+ 7.15% (11.32%)	4/15/2034	3,000	2,933	2,715	1.0%
Wind River CLO, Ltd. 14-2A FR	Capital Markets	S+ 7.87% (12.04%)	1/15/2031	3,000	2,660	91	0.0%
Subtotal Collateralized Securities					$27,293	$20,988	7.6%

Equity/Other
Gordian Medical, Inc.	Health Care Providers & Services			415	$7,448	$7,316	2.6%
Gordian Medical, Inc.	Health Care Providers & Services			392	—	—	—%
PG&E Corp.	Electric Utilities	6.00%		230	10,683	9,412	3.4%
Resolute Investment Managers, Inc.	Financial Services			30	1,286	991	0.4%
Subtotal Equity/Other					$19,417	$17,719	6.4%

TOTAL INVESTMENTS					$733,390	$704,292	253.7%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2025. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members’ capital as of December 31, 2025.
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

Below is certain summarized financial information for SLF as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and March 31, 2025:

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2026	2025

ASSETS
Investments, at fair value (amortized cost of $724,777 and $733,390, respectively)	$678,693	$704,292
Cash and other assets	59,860	47,224
Total assets	$738,553	$751,516

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,277 and $1,445, respectively)	$436,223	$450,555
Secured borrowings	530	599
Other liabilities	42,670	22,715
Total Liabilities	$479,423	$473,869

MEMBERS’ CAPITAL
Total members’ capital	$259,130	$277,647

Total liabilities and members’ capital	$738,553	$751,516

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Selected Statements of Operations Information	For the three months ended March 31,
	2026	2025

Investment income:
Total investment income	$14,150	$22,797

Operating expenses:
Interest and credit facility financing expenses	6,649	9,098
Other expenses	626	610
Total expenses	7,275	9,708

Net investment income	6,875	13,089

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	(19,101)	(11,866)

Net increase (decrease) in members’ capital resulting from operations	$(12,226)	$1,223

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the three months ended March 31, 2026 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Post Road Equipment Financing, LLC.

Selected Balance Sheet Information	As of March 31,	As of December 31,
	2026	2025

Total Assets	$1,260,767	$1,252,779
Total Liabilities	1,070,918	1,069,033

Selected Income Statement Information	For the Three Months Ended March 31,
	2026	2025

Revenues	$34,304	$34,107
Net income (loss)	9,462	(371)

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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
Effective upon the closing of the Mergers on January 24, 2024, the Management Fee payable under the Amended and Restated Investment Advisory Agreement is calculated at an annual rate of 1.50% of our average gross assets, provided, that the Management Fee will be calculated at an annual rate of 1.00% of our average gross assets purchased with borrowed funds above 1.0x debt-to-equity (equivalent to $1.0 of debt outstanding for each $1.0 of equity). The Management Fees payable under the Amended and Restated Investment Advisory Agreement are calculated in the same manner as the post-liquidity event calculation under the Investment Advisory Agreement.
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
As of March 31, 2026 and December 31, 2025, $14.9 million and $15.4 million was payable to the Adviser for Management Fees, respectively.
For the three months ended March 31, 2026 and 2025, the Company incurred $14.9 million and $15.0 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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
“Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the Management Fee, expenses payable under the Administration Agreement (as defined below) and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of computing the Company’s Pre-Incentive Fee Net Investment Income, the calculation methodology will look through total return swaps as if the Company owned the referenced assets directly.
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
For the period ended March 31, 2026
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
As of March 31, 2026, $7.7 million was payable to the Adviser for the incentive fee on income. As of December 31, 2025, $8.4 million was payable to the Adviser for the incentive fee on income.
For the three months ended March 31, 2026 and 2025, the Company incurred $7.4 million and $9.0 million, respectively, in incentive fees on income under the Amended and Restated Investment Advisory Agreement.
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
For the three months ended March 31, 2026 and 2025, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of March 31, 2026 and December 31, 2025, $3.9 million and $3.1 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For the three months ended March 31, 2026 and 2025, the Company incurred $0.8 million and $0.7 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the U.S. Securities and Exchange Commission (“SEC”). The SEC staff has granted relief sought in an exemptive application that expands the Company’s ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates (“Affiliated Entities”), subject to compliance with certain conditions (the “Order”), including, among others, that the Company and each Affiliated Entity participating in a transaction acquires, or disposes of, the same class of securities, at the same time, for the same price and with the same conversion, financial reporting and registration rights, and with substantially the same other terms.
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of March 31, 2026, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.3 billion and the Company’s asset coverage was 180%.
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
On December 27, 2024, Jupiter Funding entered into the First Amendment to the Loan and Security Agreement (the “First Amendment”), which amends the JPM Credit Facility, by and among Jupiter Funding, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
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

On June 30, 2025, Jupiter Funding entered into the Second Amendment to the Loan and Security Agreement (the “Second Amendment”), which amends the JPM Credit Facility, by and among Jupiter Funding, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent.

The Second Amendment, among other things, (i) increases the facility commitments from $800.0 million to $1,050.0 million and (ii) reduces the applicable margin from 2.25% to 2.15%.

On September 9, 2025, Jupiter Funding entered into the Third Amendment to the Loan and Security Agreement (the “Third Amendment”), which amends the JPM Credit Facility, by and among Jupiter Funding, as borrower, the Company, as portfolio manager, the lenders party thereto, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent. The Third Amendment allows for asset-based financing investments within Jupiter Funding.

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
For the period ended March 31, 2026
(Unaudited)
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
On January 16, 2025, the Company amended and restated the JPM Revolver Facility (the “Second A&R Credit Facility”), with the lenders parties thereto, JPMorgan, as administrative agent and collateral agent, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan, Sumitomo and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers.
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
In connection with the JPM Revolver Facility, FBCC has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolver Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the JPM Revolver Facility immediately due and payable.
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
The Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. The Wells Fargo Credit Facility had an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Pursuant to an amendment to the loan and servicing agreement entered into on August 30, 2024 (the “Fourth Wells Fargo Credit Facility Amendment”), the spread was reduced to 2.15% per annum from 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. Pursuant to the Fourth Wells Fargo Credit Facility Amendment, the non-usage fee per annum was reduced from 0.50% for the first 25% of the unused balance and increases to 2.00% for any remaining unused balance to 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
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

2026 Notes
On January 24, 2024, as a result of the consummation of the Mergers, the Company became an obligor of $300.0 million aggregate principal amount of 3.25% fixed rate notes due 2026 (the “Restricted 2026 Notes”), originally issued by FBLC. The Restricted 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), and a Supplemental Indenture, dated as of March 29, 2021, with U.S. Bank Trust Company, National Association as trustee. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the “Unrestricted 2026 Notes” and, together with the Restricted 2026 Notes, the “2026 Notes”), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes. The 2026 Notes matured on March 30, 2026. The 2026 Notes bore interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s existing and future indebtedness that was expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that were not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned,

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
special purpose financing subsidiaries. The 2021 Indenture contained certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it was subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company was no longer subject to the reporting requirements under the Exchange Act. These covenants were subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurred prior to maturity, holders of the 2026 Notes would have had the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

The 2026 Notes were paid off upon maturity on March 30, 2026.

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
For the period ended March 31, 2026
(Unaudited)

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
In connection with the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 6.00% per annum and pays a floating interest rate of SOFR + 2.515% per annum on $300 million of the 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The carrying value of the 2030 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. Please see Note 6. Derivatives for additional detail.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
As of March 31, 2026 and December 31, 2025, the components of the carrying value of the 2030 Notes were as follows:

	March 31, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(3,643)	(3,843)
Original issue discount, net of accretion	(3,124)	(3,295)
Adjustment for the change in fair value of an effective hedge accounting relationship	(2,570)	(609)
Carrying value of 2030 Notes	$290,663	$292,253
For the three months ended March 31, 2026, the components of interest expense related to the 2030 Notes, including the impact of the hedge accounting relationship, were as follows:

For the Three Months Ended March 31,
2026
Borrowing interest expense	$4,500
Amortization of debt issuance cost	199
Accretion of original issue discount	171
Interest rate swaps	2,094
Hedged items	(1,960)
Total interest and debt financing expenses	$5,004
For the three months ended March 31, 2025, no amounts were recognized.

The following table represents borrowings as of March 31, 2026:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$1,050,000	$902,969	$(3,964)	$899,005
JPM Revolver Facility	1/16/2030	780,000	307,216	(2,475)	304,741
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,848	(3,902)	394,946
2030 Notes (1)	10/2/2030	300,000	294,306	(3,643)	290,663
Total		$2,830,000	$2,203,339	$(13,984)	$2,189,355
(1) 2030 Notes are inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
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
The weighted average annualized interest cost for all facility borrowings and unsecured notes for the three months ended March 31, 2026 and 2025 was 5.83% and 6.21%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for three months ended March 31, 2026 and 2025 was $2.2 billion and $2.1 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the three months ended March 31, 2026 and 2025 was $2.6 billion and $2.1 billion, respectively.

Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of March 31, 2026 and December 31, 2025, the Company had no short-term borrowings outstanding. For the three months ended March 31, 2026 and 2025, the Company did not incur interest expense in connection with short-term borrowings. For the three months ended March 31, 2026 and 2025, the Company did not have short-term borrowings.
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

As of March 31, 2026 and December 31, 2025, the Company had no total return swaps outstanding. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedules of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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

As of March 31, 2026 and December 31, 2025, the Company had no secured borrowings outstanding. For the three months ended March 31, 2026, the Company had no interest expense in connection with secured borrowings. For three months ended March 31, 2025, the Company recorded interest expense of $0.4 million in connection with secured borrowings. For the three months ended March 31, 2026, the Company had no outstanding balance of secured borrowings. For the three months ended March 31, 2025, the Company had an average outstanding balance of secured borrowings of $25.5 million and bore interest at a weighted average rate of 5.71%.
The following table represents interest and debt fees for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$13,475	$277	$272
JPM Revolver Facility	(5)	0.38%	253	161	738
Wells Fargo Credit Facility	(6)	(7)	4,361	—	26
2026 Notes (8)	3.25%	n/a	2,410	—	—
2029 Notes	7.20%	n/a	7,200	300	89
2030 Notes	6.00% (9)	n/a	4,500	199	305
Total			$32,199	$937	$1,430
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, administrative agent fees, and the impact of the effective hedge through the interest rate swap associated with the 2030 Notes.
(3)    From January 1, 2026 through March 31, 2026 the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.15% per annum.
(4)    From January 1, 2026 through March 31, 2026, the non-usage fee per annum was 0.55%.
(5)    From January 1, 2026 through March 31, 2026, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(6)    From January 1, 2026 through March 31, 2026, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum.
(7)    From January 1, 2026 through March 31, 2026, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance.
(8)    The 2026 Notes matured on March 30, 2026; therefore, the related interest expense and debt fees reflect activity only through the maturity date.
(9)    The 2030 Notes bear fixed interest at 6.00% per annum. Please refer to the above for information related to the Company’s interest rate swap accounted for as a fair value hedge associated with the 2030 Notes.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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
At March 31, 2026 and December 31, 2025, the Company had no secured borrowings outstanding. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2026 and December 31, 2025, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Principal Outstanding as of March 31, 2026	Fair Value as of March 31, 2026
JPM Credit Facility	3	$902,969	$902,969
JPM Revolver Facility	3	307,216	307,216
Wells Fargo Credit Facility	3	300,000	300,000
2029 Notes	3	398,848	401,888
2030 Notes(1)	3	294,306	285,687
Total		$2,203,339	$2,197,760

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
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
For the period ended March 31, 2026
(Unaudited)
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

In connection with the Company’s issuance of the 2030 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $300 million that matures on October 2, 2030. The Company receives fixed interest rate of 6.00% and pays floating interest rate of three-month SOFR plus 2.515%. The Company designated this interest rate swap and the 2030 Notes as a qualifying fair value hedge accounting relationship. As of March 31, 2026 and December 31, 2025, the interest rate swap had a fair value of $(2.6) million and $(0.6) million, respectively, included as a component of other liabilities on the consolidated statement of assets and liabilities.

The Company may also enter into interest rate swap agreements for which the Company does not utilize hedge accounting. These agreements are marked-to-market by recognizing the difference between the contract interest rate and the current market rate as unrealized gain (loss) on derivatives on the consolidated statements of assets and liabilities. As of March 31, 2026 and December 31, 2025, there was $0.2 million and $0.3 million of unrealized loss, respectively. For the three months ended March 31, 2026 and 2025, the net change in unrealized appreciation (depreciation) on derivatives that does not utilize hedge accounting was $0.1 million and $(0.2) million, respectively. For the three months ended March 31, 2026 and 2025, the net realized loss on derivatives that does not utilize hedge accounting was $(19) thousand and $(11) thousand, respectively.

As of March 31, 2026 and December 31, 2025, the interest rate swaps are classified within Level 2 of the fair value hierarchy and is subject to ISDA Master Agreements or similar agreements. As of March 31, 2026 and December 31, 2025, there was $40 thousand and $1.4 million, respectively, of collateral pledged for derivatives which is included in restricted cash on the consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Note 7 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments of $638.5 million and $701.3 million, respectively. The Company maintains sufficient cash on hand, and available borrowings to fund such unfunded commitments.
As of March 31, 2026, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Accel International Holdings, LLC	Senior Secured First Lien Debt	Revolver	$4,762	$4,762
ACE Solutions, LLC	Senior Secured First Lien Debt	Delayed Draw	7,520	7,520
ACE Solutions, LLC	Senior Secured First Lien Debt	Delayed Draw	3,135	3,135
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,797	1,078
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,390
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Delayed Draw	6,775	5,637
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Revolver	7,906	7,906
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Delayed Draw	11,249	11,249
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Revolver	911	607
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,011	203
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	5,238	2,003
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	2,355
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	6,601	6,601
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,107	4,107
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,284	3,284
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,832	16,724
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,424	3,424
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,924	4,002
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	917
CCI Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,051	3,051
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	3,540	3,540
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Revolver	5,313	5,313
Cliffwater, LLC	Senior Secured First Lien Debt	Revolver	2,881	2,881
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	9,769	6,255
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Revolver	4,885	4,885
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	1,949
Coronis Health I, LLC	Senior Secured First Lien Debt	Delayed Draw	1,330	532
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	$13,290	$6,911
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	3,190
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
Flow Traders Holding, LLC	Senior Secured First Lien Debt	Revolver	6,253	6,253
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,060
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	3,379	3,379
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	3,509	3,509
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	5,262	5,262
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,708	29,490
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	103
Hunter Communications	Senior Secured First Lien Debt	Revolver	628	628
Hunter Communications & Technologies, LLC	Senior Secured First Lien Debt	Delayed Draw	3,143	2,703
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	8,679	4,516
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	5,620
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,388	1,600
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	1,983
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	633
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	100,000	100,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	2,507
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	24,835	1,941
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	8,029	8,029
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	15,349	99
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	3,961
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	12,009
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	2,706
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	39,427	5
McDonald Worley, P.C.	Senior Secured First Lien Debt	Delayed Draw	23	23
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	1,929
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	429	263
MRI Software, LLC	Senior Secured First Lien Debt	Revolver	57	43
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver	1,320	390

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	$1,811	$869
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
One Source Virtual, Inc.	Senior Secured First Lien Debt	Revolver	2,710	2,710
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	3,351	3,351
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	3,226
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,581	430
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	40,000	37,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Delayed Draw	17,300	17,300
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Revolver	2,306	2,306
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,510	4,510
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	3,370
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	2,541
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,248
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,865
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,477	3,477
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	926	926
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	1,939	1,939
Vanco Payment Solutions, LLC	Senior Secured First Lien Debt	Revolver	530	530
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,210	1,210
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	2,465	2,465
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	3,058	3,058
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	996	996
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,644	14

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	$13,110	$8,693
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	5,164
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	6,035	6,035
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Revolver	4,024	4,024
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$813,962	$638,452
As of December 31, 2025, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Accel International Holdings, LLC	Senior Secured First Lien Debt	Revolver	$4,762	$4,762
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,797	1,540
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,091
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Delayed Draw	6,778	6,778
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Revolver	7,906	7,906
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Delayed Draw	11,249	11,249
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Revolver	911	911
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	63
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	5,246	2,003
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	2,882
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	6,601	6,601
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,107	4,107
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,284	3,284
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,323	3,323
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	17,638
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,424	3,424
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,929	4,337
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,715
CCI Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,051	3,051

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	$3,540	$3,540
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Revolver	5,313	5,313
Cliffwater, LLC	Senior Secured First Lien Debt	Revolver	2,881	2,881
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	9,771	8,991
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Revolver	4,885	4,885
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Coronis Health I, LLC	Senior Secured First Lien Debt	Delayed Draw	1,330	798
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
Flow Traders Holding, LLC	Senior Secured First Lien Debt	Revolver	6,253	6,253
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,507	3,587
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,743
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	3,509	3,509
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	5,262	5,262
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,717	31,239
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	698
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	8,685	6,514
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	2,394
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	5,620
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,398	7,391
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	4,513
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	532
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	100,000	100,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	5,483
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	24,918	3,296
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	15,349	11,190
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	3,961
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	12,009
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	2,706

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	$39,358	$5
McDonald Worley, P.C.	Senior Secured First Lien Debt	Delayed Draw	93	93
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	1,157
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	429	377
MRI Software, LLC	Senior Secured First Lien Debt	Revolver	57	46
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver	1,311	260
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	9,050	7,045
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	1,811	1,811
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	3,351	3,351
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	1,005	1,005
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	3,629
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	35,000	1,000
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	40,000	40,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Delayed Draw	17,300	17,300
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Revolver	2,306	2,306
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,510	4,510
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,416
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	4,986
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	6,380
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,248
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,865
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,477	3,477
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	926	926
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,590	9,664
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Vanco Payment Solutions, LLC	Senior Secured First Lien Debt	Revolver	530	530

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	$1,210	$1,210
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	2,926	2,926
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	3,058	3,058
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,663	33
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,122	8,693
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	5,164
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	6,035	6,035
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Revolver	4,024	4,024
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,491	5,491
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$863,841	$701,341
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
For the period ended March 31, 2026
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
Note 9 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of March 31, 2026 and as of December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$—
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$—
Capital Drawdowns
For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no capital drawdowns of Common Stock or Series A Preferred Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Note 10 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2026:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2025	135,487,319	$135	$2,530,983	$(691,048)	$1,840,070
Net investment income (loss)	—	—	—	36,549	36,549
Net realized gain (loss)	—	—	—	(32,817)	(32,817)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	14,739	14,739
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,226)	(1,226)
Distributions to common stockholders	—	—	—	(32,517)	(32,517)
Reinvested dividends	495,249	1	6,856	—	6,857
Balance as of March 31, 2026	135,982,568	$136	$2,537,839	$(706,325)	$1,831,650
The following table reflects the net assets attributable to Common Stock activity for the three months ended March 31, 2025:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2024	135,487,595	$135	$2,517,890	$(607,648)	$1,910,377
Net investment income (loss)	—	—	—	44,924	44,924
Net realized gain (loss) from investment transactions	—	—	—	3,452	3,452
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(23,517)	(23,517)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,686)	(1,686)
Distributions to common stockholders	—	—	—	(44,703)	(44,703)
Reinvested dividends	708,547	1	9,990	—	9,991
Balance as of March 31, 2025	136,196,142	$136	$2,527,880	$(629,183)	$1,898,833
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
The following table reflects the Common Stock activity for the three months ended March 31, 2026:

	Shares	Value
Shares issued through DRIP	495,249	$6,857
	495,249	$6,857
The following table reflects the Common Stock activity for the year ended December 31, 2025:

	Shares	Value
Shares issued through DRIP	2,568,531	35,668
Share repurchases	(2,568,807)	(36,219)
	(276)	$(551)
Note 11 - Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of March 31, 2026 and December 31, 2025, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of March 31, 2026, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2025, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem, and each holder of Series A Preferred Stock has the right to require the Company to redeem, the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to the other party. As of March 31, 2026, a liquidity event had not commenced.
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
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2026:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2025	77,500	$77,434
Amortization of offering costs	—	5
Ending Balance, March 31, 2026	77,500	$77,439
The following table presents the activity in the Company’s Series A Preferred Stock for the three months ended March 31, 2025:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2024	77,500	$77,416
Amortization of offering costs	—	5
Ending Balance, March 31, 2025	77,500	$77,421
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
•the Company's history in repurchasing shares or portions thereof; and
•the condition of the securities markets.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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

Note 13 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2026 and 2025.

	For the three months ended March 31,
Numerator	2026	2025
Net increase (decrease) in net assets resulting from operations	$18,471	$24,859
Less: cumulative preferred stock dividends	(1,226)	(1,686)
Less: changes in carrying value of redeemable securities	(5)	(5)
Numerator for EPS - income available to common stockholders	$17,240	$23,168

Denominator
Weighted average common shares outstanding basic and diluted	135,487,474	135,597,814
Basic and diluted earnings per share	$0.13	$0.17

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Note 14 - Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2026
March 24, 2026	March 24, 2026	March 31, 2026	$0.24

The following table reflects the distributions declared on shares of the Company’s Common Stock during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$0.29
March 10, 2025 (special)	March 10, 2025	March 18, 2025	$0.04

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2026
March 24, 2026	March 24, 2026	March 31, 2026	$15.82

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
For the period ended March 31, 2026
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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s current tax year, 2025, 2024, and 2023 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.
As of March 31, 2026, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $54.6 million and deferred tax liabilities of $(73.1) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of March 31, 2026, deferred tax assets have been offset by valuation allowances of $(0.4) million. The net deferred tax liability is included within accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Note 16 - Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Per share data:
Net asset value attributable to common stock, beginning of period	$13.58	$14.10

Results of operations (1)
Net investment income (loss)	0.27	0.33
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.13)	(0.15)
Net realized and unrealized gain (loss) on derivatives	0.00 (8)	(0.00) (8)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.14	0.18

Accretion to redemption value of Series A redeemable convertible preferred stock (1)	(0.00) (8)	(0.00) (8)
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.13	0.17

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.24)	(0.33)
Net decrease in net assets resulting from stockholder distributions	(0.24)	(0.33)

Net asset value attributable to common stock, end of period	$13.47	$13.94

Common shares outstanding at end of period	135,982,568	136,196,142
Total return (3)	0.94%	1.19%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,831,650	$1,898,833

Ratio of net investment income to average net assets attributable to common stock (4)	9.31%	11.01%
Ratio of total expenses to average net assets attributable to common stock (4)(5)	12.38%	11.89%
Ratio of total net expenses to average net assets attributable to common stock (4)(6)	12.38%	11.89%
Portfolio turnover rate (7)	5.95%	7.17%
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
For the period ended March 31, 2026
(Unaudited)
(6)     Ratio of net expenses to average net assets attributable to common stock is calculated using total operating expenses, including income tax expense, less applicable waivers over average net assets attributable to common stock.
(7)     Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(8)    Less than $0.01.
Note 17 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the three months ended March 31, 2026:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2026
Control Investments
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	$36	$—	$3,353	$(83)	$—	$79	$3,349
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	214	8,307	357	—	—	—	8,664
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	61	4,984	214	—	—	—	5,198
BCPE Oceandrive Buyer, Inc.(2)(5)	Equity/Other Investments	—	12,528	—	—	—	1	12,529
FBLC Senior Loan Fund, LLC (3)(5)(7)	Joint Venture	4,992	224,956	—	—	—	(2,250)	222,706
Kahala Aviation, LLC (5)	Subordinated Debt	1,270	33,911	13,496	—	—	135	47,542
Kahala Aviation, LLC (2)(5)	Equity/Other Investments	—	10,330	2,022	—	—	121	12,473
MGTF Radio Company, LLC (4)(5)	Senior Secured First Lien Debt	—	11,408	—	(12,000)	(33,020)	33,612	—
Post Road Equipment Finance, LLC (5)(7)	Equity/Other Investments	2,920	128,252	—	—	—	—	128,252
Post Road Equipment Finance, LLC (5)(7)	Subordinated Debt	1,801	62,601	7	—	—	(8)	62,600
Post Road Equipment Finance, LLC (5)(7)	Subordinated Debt	980	34,000	1,000	—	—	—	35,000
Post Road Equipment Finance, LLC (5)(7)	Subordinated Debt	18	—	3,000	(15)	—	15	3,000
Siena Capital Finance, LLC (5)	Equity/Other Investments	2,762	77,728	—	—	—	6,269	83,997
Siena Capital Finance, LLC (5)	Subordinated Debt	2,437	77,500	6,011	—	—	(11)	83,500
Total Control Investments		$17,491	$686,505	$29,460	$(12,098)	$(33,020)	$37,963	$708,810

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc. (2)	Equity/Other Investments	$—	$14,632	$—	$(14,632)	$—	$—	$—
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	14	532	266	—	—	—	798
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	115	4,225	117	—	—	—	4,342
Coronis Health I, LLC (5)	Senior Secured Second Lien Debt	34	2,751	34	—	—	—	2,785
Coronis Health I, LLC (2)(5)	Equity/Other Investments	—	4,900	—	—	—	—	4,900
CRS-SPV, Inc. (2)(5)	Equity/Other Investments	—	2,008	—	—	—	—	2,008
Integrated Efficiency Solutions, Inc. (4)(5)	Senior Secured First Lien Debt	8	1,378	—	(1,378)	(1)	1	—
Integrated Efficiency Solutions, Inc. (4)(5)	Senior Secured Second Lien Debt	(1)	668	—	(628)	(446)	406	—

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2026
Integrated Efficiency Solutions, Inc. (2)(5)	Equity/Other Investments	$—	$—	$—	$—	$—	$—	$—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	193	4,322	15	—	—	(784)	3,553
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	—	—	—	—	—	—	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	477	—	(12)	—	11	476
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	263	10,111	(2)	—	—	2	10,111
ORG GC Holdings, LLC (2)(5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	—	2,810	—	—	—	(240)	2,570
ORG GC Holdings, LLC (2)(5)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (2)	Equity/Other Investments	—	552	—	—	—	166	718
Tennenbaum Waterman Fund, LP (2)	Equity/Other Investments	—	461	—	—	—	4	465
Total Affiliate Investments		$626	$49,827	$430	$(16,650)	$(447)	$(434)	$32,726
Total Control & Affiliate Investments		$18,117	$736,332	$29,890	$(28,748)	$(33,467)	$37,529	$741,536
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
(2)Investment is non-income producing at March 31, 2026.
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
(4)Investment no longer held as of March 31, 2026.
(5)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6)Gross of net change in deferred taxes in the amount of $3.0 million.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Dividends and interest for the three months ended March 31, 2026 attributable to Controlled and Affiliated investments no longer held as of March 31, 2026 were $7.9 thousand.
Realized gain (loss) for the three months ended March 31, 2026 attributable to Controlled and Affiliated investments no longer held as of March 31, 2026 was $(33.5) million.
Change in unrealized gain (loss) for the three months ended March 31, 2026 attributable to Controlled and Affiliated investments no longer held as of March 31, 2026 was $34.0 million.
The following table presents the Schedule of Investments and Advances to Affiliates for the year ended December 31, 2025:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2025
Control Investments
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	$12	$—	$169	$(246)	$(86)	$163	$—
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	146	—	8,307	—	—	—	8,307
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	235	—	10,109	(5,373)	248	—	4,984
BCPE Oceandrive Buyer, Inc. (5)	Equity/Other Investments	—	—	12,528	—	—	—	12,528
BCPE Oceandrive Buyer, Inc. (4) (5)	Senior Secured First Lien Debt	—	—	—	—	—	—	—
Danish CRJ, Ltd. (2) (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (3) (5) (7)	Joint Venture	27,380	404,934	—	(179,978)	(296)	296	224,956
Kahala Aviation, LLC (5)	Subordinated Debt	3,360	—	33,874	—	—	37	33,911
Kahala Aviation, LLC (2) (5)	Equity/Other Investments	—	2,308	7,545	—	—	477	10,330
Kahala Ireland Opco DAC (5)	Subordinated Debt	—	—	—	—	—	—	—
Kahala US OpCo, LLC (2) (4) (5)	Equity/Other Investments	83	—	—	—	—	—	—
MGTF Holdco, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
MGTF Radio Company, LLC (5)	Senior Secured First Lien Debt	1,116	31,672	103	—	—	(20,367)	11,408
Post Road Equipment Finance, LLC (5) (7)	Equity/Other Investments	11,274	119,233	8,926	—	—	93	128,252
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	7,595	62,599	(2)	—	—	4	62,601
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	3,864	35,000	23,000	(24,000)	—	—	34,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	190	3,000	10,000	(13,050)	—	50	—
Siena Capital Finance, LLC (5)	Equity/Other Investments	13,727	77,310	—	—	—	418	77,728
Siena Capital Finance, LLC (5)	Subordinated Debt	7,109	49,500	27,990	—	—	10	77,500
WPNT, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Total Control Investments		$76,091	$785,556	$142,549	$(222,647)	$(134)	$(18,819)	$686,505

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc. (2)	Equity/Other Investments	$—	$—	$17,441	$—	$—	$(2,809)	$14,632
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	37	—	532	—	—	—	532
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	311	—	4,225	—	—	—	4,225

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2024	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2025
Coronis Health I, LLC (5)	Senior Secured Second Lien Debt	$92	$—	$2,751	$—	$—	$—	$2,751
Coronis Health I, LLC (2) (5)	Equity/Other Investments	—	—	4,900	—	—	—	4,900
CRS-SPV, Inc. (2) (5)	Equity/Other Investments	—	1,704	—	—	—	304	2,008
First Eagle Greenway Fund II, LLC (2) (4)	Equity/Other Investments	—	255	—	(244)	(131)	120	—
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	105	1,393	—	(15)	—	—	1,378
Integrated Efficiency Solutions, Inc. (5)	Senior Secured Second Lien Debt	1	446	—	—	—	222	668
Integrated Efficiency Solutions, Inc. (5)	Senior Secured First Lien Debt	10	210	150	(360)	—	—	—
Integrated Efficiency Solutions, Inc. (4) (5)	Senior Secured First Lien Debt	17	—	240	(249)	9	—	—
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	794	4,237	48	—	—	37	4,322
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	(88)	2,170	—	—	—	(2,170)	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (4) (5)	Collateralized Securities	17	2,457	3	(2,457)	137	(140)	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	1,208	—	—	—	(731)	477
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	1,124	10,112	(3)	—	—	2	10,111
ORG GC Holdings, LLC (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	576	4,999	578	—	—	(2,767)	2,810
ORG GC Holdings, LLC (4) (5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (2) (5)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (2)	Equity/Other Investments	—	603	—	—	—	(51)	552
Tennenbaum Waterman Fund, LP	Equity/Other Investments	—	5,802	—	(5,020)	—	(321)	461
Total Affiliate Investments		$2,996	$35,596	$30,865	$(8,345)	$15	$(8,304)	$49,827
Total Control & Affiliate Investments		$79,087	$821,152	$173,414	$(230,992)	$(119)	$(27,123)	$736,332
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
(2) Investment is non-income producing at December 31, 2025.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
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
(4) Investment no longer held as of December 31, 2025.
(5) The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6) Gross of net change in deferred taxes in the amount of $(6.1) million.
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
For the period ended March 31, 2026
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2026
(Unaudited)
Note 20 - Subsequent Events

Distribution Declarations

On May 11, 2026, our Board of Directors declared a regular quarterly distribution of $0.24 per share of Common Stock, which will be paid on or around June 30, 2026 to stockholders of record as of May 11, 2026.

On May 11, 2026, our Board of Directors declared a distribution of $15.82 per share of Series A Preferred Stock, which will be paid on or around June 30, 2026 to stockholders of record as of May 11, 2026.

Share Repurchase Program

On March 5, 2026, the Company offered to purchase up to 2.5 million shares of its common stock pursuant to its SRP at a price equal to $13.58 per share. The offer expired on April 14, 2026. On May 8, 2026, the Company purchased 2.5 million shares of its common stock for aggregate consideration of $33.95 million pursuant to the limitations of the SRP as detailed in Note 12 - Share Repurchase Program.

Fifth Wells Fargo Credit Facility Amendment

On April 10, 2026, Funding I entered into a fifth amendment to the Wells Fargo Credit Facility (the “Fifth Wells Fargo Credit Facility Amendment”). The Fifth Wells Fargo Credit Facility Amendment, among other things, (i) increased the facility amount from $300.0 million to $400.0 million, (ii) reduced the spread on borrowings from 2.15% to 1.95% per annum, (iii) extended the maturity date from August 25, 2028 to April 10, 2031, (iv) extended the reinvestment period from August 25, 2026 to April 10, 2029 and (v) reduced the non-usage fee to (a) 0.35% per annum on the unused balance through July 10, 2026, (b) 0.50% per annum on the unused balance between July 10, 2026 and January 10, 2027, and (c) thereafter, (1) 0.50% per annum for any unused balance up to or equal to 70.0% of the then current facility amount and (2) 1.50% per annum for any unused balance in excess of 70% of the facility amount. Funding I incurred other customary costs and expenses in connection with Amendment No. 5.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2026, 79.8% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of March 31, 2026, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of March 31, 2026, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At March 31, 2026:
Investment Portfolio	$4,050,457
Net assets attributable to common stock	1,831,650
Debt (net of deferred financing costs)	2,189,355
Net asset value per share attributable to common stock	13.47

Portfolio Activity for the Three Months Ended March 31, 2026:
Purchases during the period	241,525
Sales, repayments, and other exits during the period	246,242
Number of portfolio companies at end of period	148

Operating Results for the Three Months Ended March 31, 2026:
Net investment income (loss) per share	0.27
Net increase (decrease) in net assets per share resulting from operations attributable to common stockholders and participating securities	0.14
Net investment income (loss)	36,549
Net realized and unrealized gain (loss)	(18,078)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	17,240

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

During the three months ended March 31, 2026, we made $241.5 million of investments in portfolio companies and had $246.2 million in aggregate amount of sales and repayments, resulting in net investments of $(4.7) million for the period. The total portfolio of debt investments at fair value consisted of 93.5% bearing variable interest rates and 6.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2026 was as follows:

	March 31, 2026
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	75.7%	9.3%
Senior Secured Second Lien Debt	4.1	11.7
Subordinated Debt	7.0	11.9
Debt Subtotal	86.8%	9.6%
Collateralized Securities (3)	0.1	20.5
Equity/Other (4)	7.6	7.8
FBLC Senior Loan Fund LLC (4)	5.5	9.1
Total	100.0%	9.5%
(1) As of March 31, 2026, FBLC Senior Loan Fund, LLC's holdings consisted of 94.5% senior secured debt, of which 92.4% represented senior secured first lien debt. As of March 31, 2026, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 2.1% and 2.1% of our total portfolio, respectively. As of March 31, 2026, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.5% and 3.2% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of March 31, 2026 would be as follows:

March 31, 2026
Percentage of Total Portfolio
Senior Secured First Lien Debt	90.8%
Senior Secured Second Lien Debt	4.0
Senior Secured - Subtotal	94.8%
Subordinated Debt	2.3
Collateralized Securities	0.4
Equity/Other	2.5
Total	100.0%
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
(3) Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with Accounting Standards Codification (“ASC”) Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).
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
The weighted average risk rating of our investments based on fair value was 2.1 as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, we had eight portfolio companies on non-accrual status with a total amortized cost of $59.5 million and fair value of $30.9 million, which represented 1.4% and 0.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2025, we had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans and, to a lesser extent, may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of March 31, 2026, we and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an administrative and loan services agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of March 31, 2026, our investment in SLF consisted of equity contributions of $225.0 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

Below is a summary of SLF’s portfolio as of March 31, 2026 and December 31, 2025. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	March 31, 2026	December 31, 2025

Total assets	$738,553	$751,516
Total investments (1)	$678,693	$704,292
Weighted Average Current Yield for Total Portfolio (2)	7.8%	7.9%
Number of Portfolio companies in SLF	137	139
Largest portfolio company investment (1)	$13,341	$13,952
Total of five largest portfolio company investments (1)	$57,201	$62,136
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2026	2025

ASSETS
Investments, at fair value (amortized cost of $724,777 and $733,390, respectively)	$678,693	$704,292
Cash and other assets	59,860	47,224
Total assets	$738,553	$751,516

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,277 and $1,445, respectively)	$436,223	$450,555
Secured borrowings	530	599
Other liabilities	42,670	22,715
Total Liabilities	$479,423	$473,869

MEMBERS’ CAPITAL
Total members’ capital	$259,130	$277,647

Total liabilities and members’ capital	$738,553	$751,516

Selected Statements of Operations Information	For the three months ended March 31,
	2026	2025

Investment income:
Total investment income	$14,150	$22,797

Operating expenses:
Interest and credit facility financing expenses	6,649	9,098
Other expenses	626	610
Total expenses	7,275	9,708

Net investment income	6,875	13,089

Realized and unrealized gain (loss) on investments:
Net realized and unrealized gain (loss) on investments	(19,101)	(11,866)

Net increase (decrease) in members’ capital resulting from operations	$(12,226)	$1,223

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
•the cost of calculating our net asset value (“NAV”); the cost of effecting sales and repurchases of shares of our Common Stock and other securities;
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
Our operating results for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Total investment income	$98,215	$107,517
Total expenses	61,522	62,238
Income tax expense, including excise tax	144	355
Net investment income (loss)	$36,549	$44,924

Investment Income
Investment income decreased from $107.5 million for the three months ended March 31, 2025 to $98.2 million for the three months ended March 31, 2026, which was primarily driven by the decrease in dividend income from our control investments. PIK income from investments increased from $3.8 million for the three months ended March 31, 2025 to $3.9 million for the three months ended March 31, 2026. Interest income, included within total investment income, decreased from $89.2 million for the three months ended March 31, 2025, to $86.2 million for the three months ended March 31, 2026. Dividend income, included within total investment income, decreased from $16.7 million for the three months ended March 31, 2025, to $11.0 million for the three months ended March 31, 2026.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Management fees	$14,932	$14,985
Incentive fee on income	7,437	8,996
Interest and debt fees	34,566	33,852
Professional fees	1,875	2,134
Other general and administrative	2,238	1,793
Administrative services	216	220
Directors' fees	258	258
Expenses	$61,522	$62,238
Management Fees

Management Fees decreased from $15.0 million for the three months ended March 31, 2025 to $14.9 million for the three months ended March 31, 2026. The decrease in Management Fees from March 31, 2025 to March 31, 2026 was driven by an increase in leverage.
Incentive Fees
Incentive Fees decreased from $9.0 million for the three months ended March 31, 2025 to $7.4 million for the three months ended March 31, 2026. The decrease in Incentive Fees from March 31, 2025 to the March 31, 2026 was driven by a decrease in pre-incentive fee net investment income.
Interest and Debt Fees
Interest and debt fees increased from $33.9 million for the three months ended March 31, 2025 to $34.6 million for the three months ended March 31, 2026. The increase from March 31, 2025 to March 31, 2026 was primarily driven by the increase in average daily debt outstanding for facility borrowings and unsecured notes. The average daily debt outstanding for the three months ended March 31, 2025 was $2.1 billion compared to $2.2 billion for the three months ended March 31, 2026. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the three months ended March 31, 2025 and 2026 were 6.21% and 5.83%, respectively.
Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $3.9 million for the three months ended March 31, 2025 to $4.1 million for the three months ended March 31, 2026. The increase in professional fees and other general and administrative expenses from March 31, 2025 to March 31, 2026 was primarily driven by an increase in costs associated with servicing a larger investment portfolio.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Net realized gain (loss)
Control Investments	$(33,020)	$(164)
Affiliate Investments	(447)	137
Non-Affiliated Investments	669	3,490
Net realized gain (loss) on derivatives	(19)	(11)
Total net realized gain (loss)	$(32,817)	$3,452

Net change in unrealized appreciation (depreciation) on investments
Control Investments	$37,963	$(5,641)
Affiliate Investments	(434)	(1,573)
Non-Affiliated Investments	(25,891)	(14,018)
Net change in deferred taxes	2,958	(2,047)
Net change in unrealized appreciation (depreciation) on derivatives	143	(238)
Total net change in unrealized appreciation (depreciation) on investments	$14,739	$(23,517)
Net realized and unrealized gain (loss)	$(18,078)	$(20,065)
Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2026, we recorded a net realized loss of $32.8 million. The net realized loss was primarily driven by one portfolio company. In January 2026, we sold our first lien debt position of MGTF Radio Company, LLC which resulted in a net realized loss of $33.0 million offset by an unrealized gain of $33.6 million.

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

For the three months ended March 31, 2026, we recorded unrealized appreciation of $52.0 million on 38 portfolio company investments which was offset by $40.3 million of unrealized depreciation on 111 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation including MGTF Radio Company, LLC discussed above. Additionally, $3.0 million of the unrealized appreciation was driven by a change in deferred taxes. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

For the three months ended March 31, 2025, we recorded unrealized appreciation of $13.8 million on 85 portfolio company investments, which was offset by $35.3 million of unrealized depreciation on 229 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation upon the realization of certain investments. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. $2.0 million of the net unrealized loss was driven by a change in deferred taxes. Additionally, $0.2 million of the net unrealized loss was driven by a change in unrealized depreciation on derivatives. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

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

Non-GAAP Supplemental Disclosure:	For the three months ended March 31,
	2026	2025
Net investment income (loss)	$36,549	$44,924
Less: purchase premium and other cost adjustments (1)	(256)	(824)
Adjusted net investment income after taxes	$36,293	$44,100

Net realized and unrealized gains (losses)	$(18,078)	$(20,065)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	2,688	1,711
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(2,432)	(887)
Adjusted net realized and unrealized gains (losses)	$(17,822)	$(19,241)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the periods January 1, 2026 to March 31, 2026 and January 1, 2025 to March 31, 2025, respectively.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Distributions declared	$32,517	$44,703
Distributions paid	$32,517	$44,703
Portion of distributions paid in cash	$25,660	$34,712
Portion of distributions paid in DRIP shares	$6,857	$9,991

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For the three months ended March 31,
	2026	2025
Distributions declared	$1,226	$1,686
Distributions paid	$1,226	$1,686
Portion of distributions paid in cash	$1,226	$1,686
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2026 and 2025, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our fiscal year ended December 31, 2026 are reported to stockholders shortly after the end of the calendar year 2026 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2026 and 2025, we incurred $0.8 million and $0.7 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of March 31, 2026, the aggregate principal amount outstanding of the senior securities issued by us was $2.3 billion and our asset coverage was 180%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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
On January 16, 2025, we amended and restated the JPM Revolver Facility (the “Second A&R Credit Facility”), with the lenders parties thereto, JPMorgan, as administrative agent and collateral agent, Sumitomo Mitsui Banking Corporation (“Sumitomo”) and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan, Sumitomo and Wells Fargo Securities, LLC as joint bookrunners and joint lead arrangers.
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
In connection with the JPM Revolver Facility, FBCC has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolver Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding advances and all other obligations under the JPM Revolver Facility immediately due and payable.
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
The Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. The Wells Fargo Credit Facility has an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Pursuant to an amendment to the loan and servicing agreement entered into on August 30, 2024 (the “Fourth Wells Fargo Credit Facility Amendment”), the spread was reduced to 2.15% per annum from 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. Pursuant to the Fourth Wells Fargo Credit Facility Amendment, the non-usage fee per annum was reduced from 0.50% for the first 25% of the unused balance and increasing to 2.00% for any remaining unused balance to 0.50% for the first 70% of the unused balance and increasing to 2.00% for any remaining unused balance.
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
2026 Notes
On January 24, 2024, as a result of the consummation of the Mergers, we became party to a Purchase Agreement relating to the sale of $300.0 million aggregate principal amount of 3.25% fixed rate notes due March 30, 2026 (the “Restricted 2026 Notes”). The net proceeds from the sale of the Restricted 2026 Notes were approximately $296.0 million. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the "Unrestricted 2026 Notes" and, together with the Restricted 2026 Notes, the 2026 Notes), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes. The 2026 Notes were subject to customary indemnification provisions and representations, warranties and covenants. The 2026 Notes bore interest at a rate of 3.25% per year payable semi-annually.
The 2026 Notes were paid off upon maturity on March 30, 2026.
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

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2026 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$902,969	$—	$—	$902,969	$—
JPM Revolver Facility (2)	307,216	—	—	307,216	—
Wells Fargo Credit Facility (3)	300,000	—	300,000	—	—
2029 Notes	398,848	—	—	398,848	—
2030 Notes (4)	294,306	—	—	294,306	—
Total	$2,203,339	$—	$300,000	$1,903,339	$—
—–—–—–—–—–
(1) As of March 31, 2026, we had $147.0 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of March 31, 2026, we had $472.8 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(3) As of March 31, 2026, we had no unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
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
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2026 and December 31, 2025, we had unfunded commitments of $638.5 million and $701.3 million, respectively. We maintain sufficient cash on hand, and available borrowings to fund such unfunded commitments. Please refer to Note 7 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we will evaluate our estimates, including those related to the matters described below. Actual results could differ from those estimates. Our critical accounting estimates should be read in connection with our risk factors described in Part I., Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Recent Developments

Distribution Declarations

On May 11, 2026, our Board of Directors declared a regular quarterly distribution of $0.24 per share of Common Stock, which will be paid on or around June 30, 2026 to stockholders of record as of May 11, 2026.

On May 11, 2026, our Board of Directors declared a distribution of $15.82 per share of Series A Preferred Stock, which will be paid on or around June 30, 2026 to stockholders of record as of May 11, 2026.

Share Repurchase Program

On March 5, 2026, the Company offered to purchase up to 2.5 million shares of its common stock, pursuant to its SRP at a price equal to $13.58 per share. The offer expired on April 14, 2026. On May 8, 2026, the Company purchased 2.5 million shares of its common stock for aggregate consideration of $33.95 million pursuant to the limitations of the SRP as detailed in Note 12 - Share Repurchase Program.

Fifth Wells Fargo Credit Facility Amendment

On April 10, 2026, Funding I entered into a fifth amendment to the Wells Fargo Credit Facility (the “Fifth Wells Fargo Credit Facility Amendment”). The Fifth Wells Fargo Credit Facility Amendment, among other things, (i) increased the facility amount from $300.0 million to $400.0 million, (ii) reduced the spread on borrowings from 2.15% to 1.95% per annum, (iii) extended the maturity date from August 25, 2028 to April 10, 2031, (iv) extended the reinvestment period from August 25, 2026 to April 10, 2029 and (v) reduced the non-usage fee to (a) 0.35% per annum on the unused balance through July 10, 2026, (b) 0.50% per annum on the unused balance between July 10, 2026 and January 10, 2027, and (c) thereafter, (1) 0.50% per annum for any unused balance up to or equal to 70.0% of the then current facility amount and (2) 1.50% per annum for any unused balance in excess of 70% of the facility amount. Funding I incurred other customary costs and expenses in connection with Amendment No. 5.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of March 31, 2026, we had issued 136.0 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of March 31, 2025, we had issued 136.2 million shares of our Common Stock for net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of March 31, 2026, we had $89.7 million of cash. For the three months ended March 31, 2026, net cash provided by operating activities was $50.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the three months ended March 31, 2026 was a result of sales and repayments of investments of $246.2 million, offset by purchases of investments of $241.5 million. As of March 31, 2025, we had $205.5 million of cash. For the three months ended March 31, 2025, net cash provided by operating activities was $73.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the three months ended March 31, 2025 was primarily a result of purchases of investments of $282.5 million, offset by sales and repayments of investments of $323.9 million.

Net cash used in financing activities of $81.9 million during the three months ended March 31, 2026 primarily related to payments on debt of $497.0 million, common stockholder distributions of $25.7 million, and preferred stockholder distributions of $1.2 million offset by proceeds from debt of $442.0 million. Net cash provided by financing activities of $0.9 million during the three months ended March 31, 2025 primarily related to repayments of secured borrowings of $29.1 million, payments on debt of $125.0 million, payments of financing costs of $3.6 million, common stockholder distributions of $34.7 million, and preferred stockholder distributions of $1.7 million partially offset by proceeds from debt of $195.0 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of March 31, 2026, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of March 31, 2026, our asset coverage ratio was 180%.
As of March 31, 2026, we had $619.8 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of March 31, 2025, we had $445.1 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability).
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
As of March 31, 2026, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.11% and a fixed rate debt, bearing a weighted average interest rate of 6.82% with a total carrying value (net of deferred financing costs) of $2.2 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 368 Basis Points	$(68,425)
(-) 200 Basis Points	$(37,165)
(-) 100 Basis Points	$(18,582)
(-) 50 Basis Points	$(9,291)
(+) 50 Basis Points	$9,291
(+) 100 Basis Points	$18,582
(+) 200 Basis Points	$37,165

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2026, we were not party to any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Part I., Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this report, you should carefully consider the aforementioned risk factors, which could materially affect our business, financial condition, and/or operating results. These are not the only risks that we face and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

3.2	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on August 25, 2021).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed on March 17, 2022).

10.1
Fifth Amendment to Loan and Servicing Agreement, dated as of April 10, 2026, by and among FBLC Funding I, LLC, as the borrower, Franklin BSP Capital Corporation, as the collateral manager, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank, National Association, as collateral custodian, U.S. Bank Trust Company, National Association as collateral agent and each of the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 16, 2026).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 13, 2026

/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 13, 2026