Form 10-Q
period 2026-06-30
Franklin BSP Capital Corp
filed 2026-08-12
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to __
Commission file number: 814-01360
FRANKLIN BSP CAPITAL CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	85-2950084
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Madison Avenue, New York, New York	10010
(Address of Principal Executive Offices)	(Zip Code)

(212) 588-6770 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of August 6, 2026 was 133,826,844.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $705,694 and $720,008, respectively)	$718,087	$686,505
Affiliate Investments, at fair value (amortized cost of $39,385 and $58,945, respectively)	30,464	49,827
Non-Affiliated Investments, at fair value (amortized cost of $3,432,647 and $3,399,401, respectively)	3,330,833	3,334,676
Investments, at fair value (amortized cost of $4,177,726 and $4,178,354, respectively)	4,079,384	4,071,008
Cash and cash equivalents	35,384	100,581
Restricted cash	9,695	20,102
Interest and dividends receivable	41,252	49,421
Receivable for unsettled trades	575	2,397
Prepaid expenses and other assets	4,094	4,378
Total assets	$4,170,384	$4,247,887

Liabilities:
Debt (net of deferred financing costs of $16,280 and $14,922, respectively)	$2,199,450	$2,245,118
Management fees payable	14,875	15,438
Incentive fees on income payable	6,906	8,355
Accounts payable and accrued expenses	30,390	31,575
Stockholder distributions payable	33,262	—
Interest and debt fees payable	10,891	28,253
Directors' fees payable	16	16
Other liabilities	6,145	1,292
Unrealized loss on derivatives	45	336
Total liabilities	2,301,980	2,330,383
Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at both June 30, 2026 and December 31, 2025	77,443	77,434
Net assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 133,482,448 issued and outstanding at June 30, 2026, and 135,487,319 issued and outstanding at December 31, 2025	133	135
Additional paid in capital	2,503,890	2,530,983
Total distributable earnings (loss)	(713,062)	(691,048)
Total net assets attributable to common stock	1,790,961	1,840,070
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,170,384	$4,247,887

Net asset value per share attributable to common stock	$13.42	$13.58
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment income:
From Control Investments:
Interest income	$6,855	$5,548	$13,074	$11,578
Dividend income	10,731	12,320	21,406	28,697
Payment-in-kind income	462	—	1,059	—
Total investment income from Control Investments	18,048	17,868	35,539	40,275
From Affiliate Investments:
Interest income	482	603	956	1,074
Payment-in-kind income	151	302	303	566
Fee and other income	—	9	—	9
Total investment income from Affiliate Investments	633	914	1,259	1,649
From Non-Affiliated Investments:
Interest income	74,359	76,169	149,957	155,095
Dividend income	328	339	658	642
Payment-in-kind income	2,337	6,173	5,521	9,698
Fee and other income	224	931	627	1,544
Total investment income from Non-Affiliated Investments	77,248	83,612	156,763	166,979
Interest from cash and cash equivalents	483	1,021	1,066	2,029
Total investment income	96,412	103,415	194,627	210,932
Operating expenses:
Management fees	14,941	15,231	29,873	30,216
Incentive fee on income	6,756	7,934	14,193	16,930
Interest and debt fees	36,398	34,889	70,964	68,741
Professional fees	2,071	1,784	3,946	3,918
Other general and administrative	2,028	2,448	4,266	4,241
Administrative services	207	211	423	431
Directors' fees	243	243	501	501
Total expenses	62,644	62,740	124,166	124,978
Net investment income (loss) before income taxes	33,768	40,675	70,461	85,954
Income tax expense, including excise tax	535	1,095	679	1,450
Net investment income (loss)	33,233	39,580	69,782	84,504

Realized and unrealized gain (loss):
Net realized gain (loss)
Control Investments	(9)	—	(33,029)	(164)
Affiliate Investments	526	—	79	137
Non-Affiliated Investments	(1,735)	(11,509)	(1,066)	(8,019)
Net realized gain (loss) on derivatives	(21)	17	(40)	6
Total net realized gain (loss)	(1,239)	(11,492)	(34,056)	(8,040)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments
Control Investments	$7,933	$(5,751)	$45,896	$(11,392)
Affiliate Investments	(865)	(938)	(1,299)	(2,511)
Non-Affiliated Investments	(9,701)	6,554	(35,592)	(7,464)
Net change in deferred taxes	(2,981)	(1,684)	(23)	(3,731)
Net change in unrealized appreciation (depreciation) on derivatives	148	(111)	291	(349)
Total net change in unrealized appreciation (depreciation) on investments	(5,466)	(1,930)	9,273	(25,447)
Net realized and unrealized gain (loss)	(6,705)	(13,422)	(24,783)	(33,487)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$26,528	$26,158	$44,999	$51,017
Accretion to redemption value of Series A redeemable convertible preferred stock	(4)	(4)	(9)	(9)
Accrual of Series A redeemable convertible preferred stock distributions	(1,226)	(1,687)	(2,452)	(3,373)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$25,298	$24,467	$42,538	$47,635

Per share information
Net investment income (loss)	$0.25	$0.29	$0.52	$0.62
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.20	$0.19	$0.33	$0.38
Basic and diluted earnings (loss) per share	$0.19	$0.18	$0.32	$0.35
Weighted average common shares outstanding	134,526,401	135,118,703	135,004,283	135,356,935

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operations:
Net investment income (loss)	$33,233	$39,580	$69,782	$84,504
Net realized gain (loss) from investments	(1,218)	(11,509)	(34,016)	(8,046)
Net realized gain (loss) on derivatives	(21)	17	(40)	6
Net change in unrealized appreciation (depreciation) on investments	(2,633)	(135)	9,005	(21,367)
Net change in unrealized appreciation (depreciation) on derivatives	148	(111)	291	(349)
Net change in deferred taxes	(2,981)	(1,684)	(23)	(3,731)
Accretion to redemption value of Series A redeemable convertible preferred stock	(4)	(4)	(9)	(9)
Accrual of Series A redeemable convertible preferred stock distributions	(1,226)	(1,687)	(2,452)	(3,373)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	25,298	24,467	42,538	47,635
Stockholder distributions:
Common stockholder distributions	(32,035)	(44,942)	(64,553)	(89,645)
Net decrease in net assets attributable to common stock from stockholder distributions	(32,035)	(44,942)	(64,553)	(89,645)
Capital share transactions:
Reinvestment of common stockholder distributions	(2)	9,292	6,856	19,283
Repurchases of common stock	(33,950)	(34,903)	(33,950)	(34,903)
Net increase (decrease) in net assets attributable to common stock from capital share transactions	$(33,952)	$(25,611)	$(27,094)	$(15,620)
Total increase (decrease) in net assets attributable to common stock	(40,689)	(46,086)	(49,109)	(57,630)
Net assets at beginning of period attributable to common stock	1,831,650	1,898,833	1,840,070	1,910,377
Net assets at end of period attributable to common stock	$1,790,961	$1,852,747	$1,790,961	$1,852,747

Net asset value per share attributable to common stock	$13.42	$13.79	$13.42	$13.79
Common shares outstanding at end of period	133,482,448	134,387,297	133,482,448	134,387,297

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$44,999	$51,017
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(6,883)	(10,264)
Net accretion of discount on investments	(4,438)	(5,860)
Amortization of deferred financing costs	2,037	1,251
Accretion of discount on unsecured notes	662	318
Amortization of premium on unsecured notes	(140)	(140)
Sales and repayments of investments	341,995	520,726
Purchases of investments	(364,103)	(653,093)
Net realized (gain) loss from investments	34,016	8,046
Net realized (gain) loss on derivatives	40	(6)
Net change in carrying value of unsecured notes attributed to hedging	(5,092)	—
Net change in unrealized (appreciation) depreciation on investments	(9,005)	21,367
Net change in unrealized (appreciation) depreciation on derivatives	(291)	349
(Increase) decrease in operating assets:
Interest and dividend receivable	8,167	5,590
Receivable for unsettled trades	1,822	(26,163)
Prepaid expenses and other assets	285	374
Due from broker	—	7,690
Increase (decrease) in operating liabilities:
Management fees payable	(563)	91
Incentive fees on income payable	(1,449)	(197)
Accounts payable and accrued expenses	(1,184)	2,201
Payable for unsettled trades	—	(23,995)
Interest and debt fees payable	(17,362)	4,980
Other liabilities	4,855	(658)
Net cash provided by (used in) operating activities	$28,368	$(96,376)

Financing activities
Repayments of secured borrowings	$—	$(29,052)
Repurchase of common stock	(33,950)	(34,903)
Proceeds from debt	553,111	559,301
Payments on debt	(592,851)	(329,300)
Payments of financing costs	(3,395)	(5,278)
Common stockholder distributions	(25,661)	(70,362)
Preferred stockholder distributions	(1,226)	(3,373)
Net cash provided by (used in) financing activities	$(103,972)	$87,033

Net increase (decrease) in cash, cash equivalents and restricted cash	$(75,604)	$(9,343)
Cash, cash equivalents and restricted cash, beginning of period	120,683	130,760
Cash, cash equivalents and restricted cash, end of period	$45,079	$121,417
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the six months ended June 30,
Supplemental and non-cash activities:	2026	2025
Non-cash repayments of secured borrowings	$—	$1,706
Interest and non-usage fees paid during the period	$85,333	$61,699
Net taxes paid, including excise tax, during the period	$2,369	$1,309
Distributions reinvested during the period	$6,856	$19,283

	As of June 30,
	2026	2025
Cash and cash equivalents	$35,384	$105,259
Restricted cash	9,695	16,158
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$45,079	$121,417

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 173.8% (d)
1236904 BC, Ltd. (e) (n)	Software		S+ 7.50% (11.29%), 3/4/2027	$587	$588	$581	0.0%
1236904 BC, Ltd. (e) (n) (p)	Software		S+ 5.50% (9.26%), 3/4/2027	4,480	4,450	4,436	0.2%
Accel International Holdings, LLC (e) (h)	Electrical Equipment		S+ 4.25%, 4/26/2032	952	933	952	0.1%
Accel International Holdings, LLC (e) (n) (p)	Electrical Equipment		S+ 4.25% (7.89%), 4/26/2032	27,685	27,566	27,685	1.5%
ACE Solutions, LLC (e) (h)	Oil, Gas & Consumable Fuels		S+ 5.25%, 3/24/2032	—	(22)	(45)	0.0%
ACE Solutions, LLC (e)	Oil, Gas & Consumable Fuels		S+ 5.25%, 3/24/2032	7,520	7,410	7,412	0.4%
ACE Solutions, LLC (e) (n)	Oil, Gas & Consumable Fuels		S+ 5.25% (8.98%), 3/24/2032	10,524	10,370	10,373	0.6%
ADCS Clinics Intermediate Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.27%), 5/7/2027	123	123	113	0.0%
ADCS Clinics Intermediate Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.50% (10.31%), 7/10/2026	1,181	1,181	1,037	0.1%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.50% (10.45%), 5/7/2027	3,834	3,821	3,527	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.50% (10.27%), 5/7/2027	18,701	18,644	17,205	1.0%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.00%, 5/8/2030	—	(54)	—	—%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.00% (9.74%), 5/8/2030	399	335	399	0.0%
Adelaide Borrower, LLC (e) (n) (p)	Software		S+ 6.00% (9.73%), 5/8/2030	35,895	35,388	35,895	2.0%
Advanced Integration Technology, LP (e) (n)	Aerospace & Defense		S+ 5.75% (9.37%), 6/1/2033	12,265	12,146	12,144	0.7%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (7.99%), 6/9/2028	1,967	1,966	1,791	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 4.75% (8.37%), 6/10/2031	1,135	1,102	1,135	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 4.75%, 6/10/2031	—	(65)	—	—%
Amylu Borrower Sub, LLC (e) (n)	Food Products		S+ 4.75% (8.41%), 6/10/2031	39,237	38,902	39,237	2.1%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75% (8.48%), 8/1/2031	757	703	655	0.0%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75%, 8/1/2031	—	(8)	(8)	0.0%
Arch Global Precision, LLC (e)	Machinery		S+ 4.75% (8.58%), 4/30/2028	2,283	2,283	2,194	0.1%
Arch Global Precision, LLC (e) (h)	Machinery		S+ 4.75% (8.58%), 4/30/2028	894	894	887	0.0%
Arch Global Precision, LLC (e) (n) (p)	Machinery		S+ 4.75% (8.58%), 4/30/2028	7,244	7,245	6,962	0.4%
Arctic Holdco, LLC (e)	Trading Companies & Distributors		S+ 5.25% (8.90%), 1/31/2032	5,224	5,180	5,224	0.3%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (8..98%), 1/31/2031	984	957	984	0.1%
Arctic Holdco, LLC (e) (n) (p)	Trading Companies & Distributors		S+ 5.25% (8.98%), 1/31/2032	45,690	45,326	45,690	2.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Armada Parent, Inc. (e)	Aerospace & Defense		S+ 4.75% (8.41%), 10/29/2030	$3,822	$3,788	$3,822	0.2%
Armada Parent, Inc. (e) (h)	Aerospace & Defense		S+ 4.75%, 10/29/2030	—	(27)	—	—%
Armada Parent, Inc. (e) (n)	Aerospace & Defense		S+ 4.75% (8.41%), 10/29/2030	55,213	54,989	55,213	3.1%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/28/2031	—	(10)	—	—%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/26/2030	—	(13)	—	—%
Artifact Bidco, Inc. (e) (n) (p)	Software		S+ 4.15% (7.88%), 7/28/2031	10,875	10,794	10,875	0.6%
AuditBoard, Inc. (e)	Software		S+ 4.50% (8.23%), 7/14/2031	10,898	10,813	10,735	0.6%
AuditBoard, Inc. (e) (h)	Software		S+ 4.50%, 7/14/2031	—	(31)	(65)	0.0%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.23%), 7/14/2031	22,887	22,711	22,544	1.3%
AuditBoard, Inc. (e) (n)	Software		S+ 4.50% (8.20%), 7/14/2031	5,742	5,720	5,655	0.3%
Aventine Holdings, LLC (e)	Entertainment		S+ 6.00% (9.83%) 3.50% PIK, 6/18/2029	10,115	10,072	9,982	0.6%
Aventine Holdings, LLC (e) (p)	Entertainment		S+ 6.00% (9.83%) 3.50% PIK, 6/18/2029	24,855	24,736	24,529	1.4%
Axiom Global, Inc. (e) (n) (p)	Professional Services		S+ 4.75% (8.51%), 10/2/2028	46,421	46,290	46,421	2.6%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.64%), 3/19/2031	22,583	22,324	22,018	1.2%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.64%), 3/19/2031	9,936	9,822	9,688	0.5%
Azurite Intermediate Holdings, Inc. (e) (h)	Software		S+ 6.00%, 3/19/2031	—	(37)	(91)	0.0%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(9)	—	—%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(29)	—	—%
Bayou Holdings Buyer, Inc. (e) (n)	Professional Services		S+ 4.75% (8.48%), 9/18/2031	21,196	21,105	21,196	1.2%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (9.98%) PIK, 4/30/2035	3,433	3,194	3,433	0.2%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.08%) PIK, 4/30/2035	5,330	5,330	5,330	0.3%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.08%) PIK, 4/30/2035	8,884	8,884	8,884	0.5%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.10%) PIK, 4/30/2035	4,346	4,131	4,346	0.2%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50% (8.23%), 11/18/2031	6,092	5,979	6,092	0.3%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 11/18/2031	—	(49)	—	—%
Big Apple Advisory, LLC (e) (n) (p)	Financial Services		S+ 4.50% (8.16%), 11/18/2031	46,929	46,582	46,929	2.6%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.48%), 7/10/2031	1,543	1,529	1,543	0.1%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.48%), 7/10/2031	1,682	1,665	1,682	0.1%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75%, 7/10/2031	644	626	644	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.48%), 7/10/2031	$20	$14	$20	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Commercial Services & Supplies		S+ 4.75% (8.48%), 7/10/2031	5,382	5,329	5,382	0.3%
Capstone Acquisition Holdings, Inc. (e)	Air Freight & Logistics		S+ 4.50% (8.24%), 11/13/2029	207	205	207	0.0%
Capstone Acquisition Holdings, Inc. (e) (n)	Air Freight & Logistics		S+ 4.50% (8.24%), 11/13/2029	20,446	20,449	20,446	1.1%
Capstone Acquisition Holdings, Inc. (e) (h)	Air Freight & Logistics		S+ 4.50%, 5/14/2029	—	—	—	—%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.50% (8.23%), 11/18/2031	2,090	2,059	2,090	0.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.50% (8.23%), 11/18/2031	441	420	441	0.0%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Financial Services		S+ 4.50% (8.20%), 11/18/2031	11,562	11,473	11,562	0.6%
CCI Buyer, Inc. (e) (h)	Wireless Telecommunication Services		S+ 5.00%, 5/13/2032	—	(26)	—	—%
CCI Buyer, Inc. (e) (n) (p)	Wireless Telecommunication Services		S+ 5.00% (8.73%), 5/13/2032	51,867	51,411	51,867	2.9%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (10.10%), 6/23/2027	10,305	10,277	10,305	0.6%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (10.10%), 6/23/2027	15,109	14,937	15,109	0.8%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(16)	—	—%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(47)	—	—%
Charter Industries Holdings, LLC (e) (n)	Distributors		S+ 4.75% (8.37%), 10/1/2032	29,255	29,027	29,255	1.6%
Cliffwater, LLC (e) (h)	Capital Markets		S+ 4.50%, 4/22/2032	—	(24)	—	—%
Cliffwater, LLC (e) (n) (p)	Capital Markets		S+ 4.50% (8.14%), 4/22/2032	30,002	29,742	30,002	1.7%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.38%), 9/10/2031	5,763	5,696	5,699	0.3%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.39%), 9/10/2031	332	305	300	0.0%
Coalesce Merlin Purchaser, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 4.75% (8.39%), 9/10/2031	17,327	17,224	17,213	1.0%
Cold Spring Brewing, Co. (e) (n) (p)	Beverages		S+ 4.75% (8.39%), 12/10/2030	20,180	20,033	20,180	1.1%
Communication Technology Intermediate, LLC (e) (h)	Professional Services		S+ 5.50% (9.14%), 5/5/2027	739	737	739	0.0%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.14%), 5/5/2027	24,543	24,506	24,543	1.4%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.14%), 5/5/2027	24,234	24,152	24,234	1.4%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.14%), 5/5/2027	2,408	2,396	2,408	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Professional Services		S+ 5.50% (9.14%), 5/5/2027	8,537	8,529	8,537	0.5%
Consolidated Precision Products Corp. (e) (q)	Aerospace & Defense		10.14%, 1/1/2030	19,683	19,683	19,728	1.1%
Corfin Industries, LLC (e)	Aerospace & Defense		S+ 5.25% (8.97%), 12/27/2027	1,545	1,546	1,545	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Corfin Industries, LLC (e)	Aerospace & Defense		S+ 5.25% (8.97%), 12/27/2027	$9,411	$9,413	$9,411	0.5%
Corfin Industries, LLC (e) (n) (p)	Aerospace & Defense		S+ 5.25% (8.97%), 12/27/2027	15,807	15,808	15,807	0.9%
Corfin Industries, LLC (e) (n) (p)	Aerospace & Defense		S+ 5.25% (8.97%), 12/27/2027	19,533	19,400	19,533	1.1%
Coronis Health I, LLC (e) (h) (m)	Health Care Technology		S+ 4.50% (8.16%), 5/1/2030	798	798	798	0.0%
Coronis Health I, LLC (e) (m)	Health Care Technology		S+ 7.00% (10.66%) PIK, 5/1/2031	4,458	4,458	4,458	0.2%
DayMark Wealth Partners, LLC (e) (h)	Financial Services		S+ 4.25%, 6/1/2032	—	(20)	(40)	0.0%
DayMark Wealth Partners, LLC (e) (h)	Financial Services		S+ 4.25%, 6/1/2031	—	(5)	(5)	0.0%
DayMark Wealth Partners, LLC (e)	Financial Services		S+ 4.25% (7.91%), 6/1/2032	3,000	2,970	2,970	0.2%
Demakes Borrower, LLC (e) (n)	Consumer Staples Distribution & Retail		S+ 6.00% (9.70%), 12/31/2031	17,466	17,198	17,466	1.0%
Einstein Parent, Inc. (e) (h)	Software		S+ 5.25%, 1/22/2031	—	(35)	(69)	0.0%
Einstein Parent, Inc. (e) (n) (p)	Software		S+ 5.25% (8.91%), 1/22/2031	22,317	21,963	21,648	1.2%
Electric Power Engineers, LLC (e) (h)	Construction & Engineering		S+ 4.50% (8.25%), 12/31/2031	6,379	6,298	6,379	0.4%
Electric Power Engineers, LLC (e) (h)	Construction & Engineering		S+ 4.50% (8.23%), 12/31/2031	2,127	2,085	2,127	0.1%
Electric Power Engineers, LLC (e) (n) (p)	Construction & Engineering		S+ 4.50% (8.25%), 12/31/2031	27,909	27,687	27,909	1.6%
Electro-Methods, LP (e) (h)	Aerospace & Defense		S+ 4.50%, 2/23/2032	—	(100)	—	—%
Electro-Methods, LP (e) (n) (p)	Aerospace & Defense		S+ 4.50% (8.14%), 2/23/2032	34,239	33,824	34,239	1.9%
Eliassen Group, LLC (e) (n)	Professional Services		S+ 5.75% (9.48%), 4/14/2028	1,337	1,336	1,299	0.1%
Eliassen Group, LLC (e) (n) (p)	Professional Services		S+ 5.75% (9.48%), 4/14/2028	16,715	16,662	16,247	0.9%
FGT Purchaser, LLC (e) (h)	Specialty Retail		S+ 5.50%, 3.00% PIK, 9/13/2028	—	(5)	(296)	0.0%
FGT Purchaser, LLC (e) (n)	Specialty Retail		S+ 5.50% (9.33%) 3.00% PIK, 9/13/2028	31,435	31,388	28,449	1.6%
Florida Food Products, LLC (e) (n)	Food Products		S+ 5.00% (8.99%) 2.00% PIK, 10/15/2030	10,223	10,135	7,457	0.4%
Flow Traders Holding, LLC (a) (e)	Capital Markets		S+ 5.00% (8.73%), 10/29/2031	16,548	16,324	16,328	0.9%
Flow Traders Holding, LLC (a) (e) (h)	Capital Markets		S+ 5.00%, 10/29/2031	2,918	2,835	2,835	0.2%
FloWorks International, LLC (e)	Trading Companies & Distributors		S+ 4.75% (8.41%), 11/26/2031	4,945	4,904	4,945	0.3%
FloWorks International, LLC (e) (n) (p)	Trading Companies & Distributors		S+ 4.75% (8.41%), 11/26/2031	39,167	38,866	39,167	2.2%
Foresight Energy Operating, LLC (e)	Oil, Gas & Consumable Fuels		S+ 8.00% (11.83%), 6/30/2027	1,031	1,031	1,031	0.1%
Galway Borrower, LLC (e)	Insurance		S+ 4.50% (8.23%), 9/29/2028	1,122	1,119	1,122	0.1%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.24%), 9/29/2028	1,055	1,047	1,055	0.1%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50%, 9/29/2028	—	(7)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Galway Borrower, LLC (e) (n)	Insurance		S+ 4.50% (8.23%), 9/29/2028	$37,911	$37,844	$37,911	2.1%
Groome Purchaser, LLC (e)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	3,509	3,477	3,479	0.2%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	877	850	832	0.0%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 8/29/2031	—	(23)	(23)	0.0%
Groome Purchaser, LLC (e) (n)	Commercial Services & Supplies		S+ 4.75% (8.42%), 8/29/2031	16,440	16,296	16,299	0.9%
GRVTY, Inc. (e) (h)	Aerospace & Defense		S+ 4.75%, 5/28/2033	—	(12)	(23)	0.0%
GRVTY, Inc. (e) (p)	Aerospace & Defense		S+ 4.75% (8.41%), 5/28/2033	3,323	3,290	3,290	0.2%
GRVTY, Inc. (e) (h)	Aerospace & Defense		S+ 4.75%, 5/28/2033	—	(12)	(12)	0.0%
Midwest Can Company, LLC (e) (h)	Containers & Packaging		S+ 6.00%, 7/31/2026	—	—	—	—%
High Street Buyer, Inc. (e) (h)	Insurance		S+ 4.25% (7.98%), 4/14/2028	5,205	5,107	5,035	0.3%
Hometown Food, Co. (e) (n) (p)	Food Products		S+ 4.50% (8.12%), 12/3/2030	14,921	14,790	14,921	0.8%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.03%), 3/31/2028	4,592	4,569	4,592	0.3%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.03%), 3/31/2028	2,122	2,110	2,122	0.1%
Hospice Care Buyer, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50% (9.96%), 3/31/2028	2,204	2,198	2,204	0.1%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.03%), 3/31/2028	24,705	24,570	24,705	1.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.13%), 3/31/2028	6,412	6,375	6,412	0.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.03%), 3/31/2028	8,359	8,311	8,359	0.5%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.03%), 3/31/2028	3,510	3,490	3,510	0.2%
Hunter Communications & Technologies, LLC (e) (h)	Diversified Telecommunication Services		S+ 4.75% (8.39%), 3/31/2032	440	423	410	0.0%
Hunter Communications & Technologies, LLC (e) (h)	Diversified Telecommunication Services		S+ 4.75%, 3/31/2032	—	(6)	(6)	0.0%
Hunter Communications & Technologies, LLC (e) (n)	Diversified Telecommunication Services		S+ 4.75% (8.39%), 3/31/2032	5,812	5,756	5,756	0.3%
ICAT Intermediate Holdings, LLC (e) (h)	Air Freight & Logistics		S+ 6.25% (9.89%), 3/1/2029	4,759	4,675	4,658	0.3%
ICAT Intermediate Holdings, LLC (e) (h)	Air Freight & Logistics		S+ 6.25%, 3/1/2029	—	(15)	(15)	0.0%
ICAT Intermediate Holdings, LLC (e) (h)	Air Freight & Logistics		S+ 6.25%, 3/1/2029	—	(35)	(57)	0.0%
ICAT Intermediate Holdings, LLC (e) (n)	Air Freight & Logistics		S+ 6.25% (9.89%), 3/1/2029	17,220	17,017	17,018	1.0%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00%, 6/30/2032	—	(33)	(67)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00% (8.64%), 6/30/2032	$2,507	$2,452	$2,452	0.1%
Ideal Tridon Holdings, Inc. (e) (n) (p)	Machinery		S+ 5.00% (8.64%), 6/30/2032	42,057	41,682	41,695	2.3%
IG Investments Holdings, LLC (e) (h)	Professional Services		S+ 5.00%, 9/22/2028	—	(15)	—	—%
IG Investments Holdings, LLC (e) (n)	Professional Services		S+ 5.00% (8.66%), 9/22/2028	25,869	25,869	25,869	1.4%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25% (8.90%), 5/23/2028	9,764	9,666	9,764	0.5%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25%, 5/23/2028	—	(18)	—	—%
Indigo Buyer, Inc. (e) (n)	Containers & Packaging		S+ 5.25% (8.91%), 5/23/2028	60,572	60,572	60,572	3.4%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(14)	(109)	0.0%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(18)	(68)	0.0%
InhabitIQ, Inc. (e) (n) (p)	Software		S+ 4.50% (8.14%), 1/12/2032	25,878	25,781	25,490	1.4%
Integrated Global Services, Inc. (e) (h)	Construction & Engineering		S+ 5.00%, 3/6/2032	—	(34)	—	—%
Integrated Global Services, Inc. (e) (h)	Construction & Engineering		P+ 4.00% (10.75%), 3/6/2031	5,060	4,988	5,060	0.3%
Integrated Global Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 5.00% (8.65%), 3/6/2032	32,417	32,000	32,417	1.8%
International Cruise & Excursion Gallery, Inc. (e) (p)	Hotels, Restaurants & Leisure		S+ 6.00% (9.73%), 12/29/2028	1,358	1,358	1,358	0.1%
IQN Holding Corp. (e)	Software		S+ 5.25% (8.98%), 5/2/2029	5,866	5,866	5,778	0.3%
IQN Holding Corp. (e) (h)	Software		S+ 5.25% (8.98%), 5/2/2028	912	910	889	0.0%
IQN Holding Corp. (e) (n) (p)	Software		S+ 5.25% (8.98%), 5/2/2029	17,467	17,402	17,205	1.0%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.35%), 12/10/2029	2,663	2,641	2,663	0.1%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.38%), 12/10/2029	23,080	22,963	23,080	1.2%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.38%), 12/10/2029	41,777	41,676	41,777	2.3%
LaserShip, Inc. (j)	Air Freight & Logistics		S+ 7.50% (11.49%), 8/10/2029	2,964	2,875	270	0.0%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 4.75%, 3/31/2031	2,944	2,893	2,944	0.2%
Last Dance Intermediate II, LLC (e)	Diversified Telecommunication Services		S+ 5.25% (8.89%), 3/31/2031	15,349	15,184	15,349	0.9%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.00%, 3/31/2031	—	(40)	—	—%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (8.89%), 3/31/2031	19,054	18,890	19,054	1.1%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (8.89%), 3/31/2031	19,312	19,068	19,312	1.1%
Lighthouse Intelligence, Ltd. (a) (e)	Software		S+ 5.00% (8.67%) 2.50% PIK, 4/10/2030	22,738	22,476	22,085	1.2%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(68)	(345)	0.0%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(97)	(246)	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
LSF12 Donnelly Bidco, LLC (e) (n)	Machinery		S+ 6.50% (10.14%), 10/2/2029	$18,643	$18,371	$18,643	1.0%
Mandrake Bidco, Inc. (e) (h)	Machinery		S+ 4.50%, 8/20/2030	—	(70)	—	—%
Mandrake Bidco, Inc. (e) (n) (p)	Machinery		S+ 4.50% (8.16%), 8/20/2031	55,557	55,135	55,557	3.1%
Manna Pro Products, LLC (e)	Food Products		S+ 6.50% (10.33%) 3.50% PIK, 12/10/2029	4,046	3,999	3,237	0.2%
Manna Pro Products, LLC (e) (h)	Food Products		S+ 6.50% (10.31%) 3.50% PIK, 12/10/2029	406	362	(135)	0.0%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.33%) 3.50% PIK, 12/10/2029	1,929	1,906	1,543	0.1%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.33%) 3.50% PIK, 12/10/2029	6,938	6,851	5,550	0.3%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.33%) 3.50% PIK, 12/10/2029	24,467	24,178	19,574	1.1%
Maravai Intermediate Holdings, LLC (a) (e) (h)	Life Sciences Tools & Services		S+ 5.00%, 6/2/2032	—	(42)	(42)	0.0%
Maravai Intermediate Holdings, LLC (a) (e) (p)	Life Sciences Tools & Services		S+ 5.00% (8.73%), 6/2/2032	14,288	14,077	14,077	0.8%
McDonald Worley, P.C. (e) (h) (j)	Professional Services		30.00% PIK, 12/31/2025	39,422	14,088	4,845	0.3%
Medical Management Resource Group, LLC (e) (h)	Health Care Providers & Services		S+ 5.75%, 9/30/2026	—	—	(26)	0.0%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.58%), 9/30/2027	9,261	9,220	9,136	0.5%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.75% (9.58%), 9/30/2027	22,420	22,319	22,117	1.2%
Megavolt Borrower, LLC (e) (n) (p)	Construction & Engineering		S+ 4.75% (8.45%), 2/13/2032	36,803	36,196	36,803	2.1%
Michael Baker International, LLC (e)	Construction & Engineering		S+ 4.50% (8.23%), 12/1/2028	17,594	17,148	17,231	1.0%
Midwest Can Company, LLC (e) (n) (p)	Containers & Packaging		S+ 6.00% (9.67%), 7/31/2026	26,494	26,494	26,494	1.5%
Mirra-Primeaccess Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.43%), 7/29/2026	67,732	67,724	60,959	3.4%
Mirra-Primeaccess Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.50% (10.43%), 7/29/2026	8,442	8,444	7,316	0.4%
MRI Software, LLC (e)	Software		S+ 4.75% (8.48%), 2/10/2028	2,169	2,169	2,147	0.1%
MRI Software, LLC (e)	Software		S+ 4.75% (8.48%), 2/10/2028	6,700	6,680	6,633	0.4%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.48%), 2/10/2028	237	236	233	0.0%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.48%), 2/10/2028	14	14	14	0.0%
Muth Mirror Systems, LLC (e) (h) (j)	Automobile Components		11.00% 4.00% PIK, 3/31/2027	909	868	(11)	0.0%
Muth Mirror Systems, LLC (e) (j)	Automobile Components		11.00% 4.00% PIK, 3/31/2027	15,583	14,266	4,549	0.3%
MWH Intermediate II, LLC (e)	Capital Markets		S+ 5.00% (8.64%), 8/27/2032	9,005	8,944	8,945	0.5%
MWH Intermediate II, LLC (e) (h)	Capital Markets		S+ 5.00% (8.64%), 8/29/2031	942	930	930	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
MWH Intermediate II, LLC (e) (n)	Capital Markets		S+ 5.00% (8.20%), 8/27/2032	$15,316	$15,214	$15,215	0.8%
Norvax, LLC (e)	Insurance		S+ 5.50% (9.17%), 8/5/2029	233	233	229	0.0%
Norvax, LLC (e) (j)	Insurance		P+ 8.25% (15.00%) PIK, 8/6/2029	393	378	—	—%
Odessa Technologies, Inc. (e) (h)	Software		S+ 5.50%, 10/19/2027	—	(7)	—	—%
Odessa Technologies, Inc. (e) (n)	Software		S+ 5.50% (9.33%), 10/19/2027	20,130	20,104	20,130	1.1%
OneSource Virtual, Inc. (e) (h)	Professional Services		S+ 4.75%, 1/30/2033	—	(13)	(13)	0.0%
OneSource Virtual, Inc. (e)	Professional Services		S+ 4.75% (8.48%), 1/30/2033	18,561	18,476	18,473	1.0%
ORG GC Holdings, LLC (e) (m)	Professional Services		S+ 6.50% (10.49%), 6/30/2027	10,111	10,120	10,112	0.6%
Palmdale Oil Co., LLC (e)	Oil, Gas & Consumable Fuels		S+ 4.75% (8.48%), 12/12/2031	4,337	4,322	4,318	0.2%
Palmdale Oil Co., LLC (e) (h)	Oil, Gas & Consumable Fuels		S+ 4.75%, 12/12/2031	—	—	(15)	0.0%
PetVet Care Centers, LLC (e) (h)	Health Care Providers & Services		S+ 6.00% (9.64%), 11/15/2029	1,210	1,198	806	0.0%
PetVet Care Centers, LLC (e) (n) (p)	Health Care Providers & Services		S+ 6.00% (9.67%), 11/15/2030	30,141	29,739	27,127	1.5%
Pie Buyer, Inc. (e)	Consumer Staples Distribution & Retail		S+ 5.50% (9.49%), 3/31/2028	2,581	2,577	2,194	0.1%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.50%), 3/31/2028	8,653	8,642	7,355	0.4%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (9.50%), 3/31/2028	2,269	2,268	1,929	0.1%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.50%), 3/31/2028	39,979	39,917	33,982	1.9%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.38%), 3/31/2028	2,956	2,952	2,513	0.1%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.14%) 1.50% PIK, 8/22/2029	4,618	4,618	4,563	0.3%
Pluralsight, LLC (e)	Software		S+ 4.50% (8.14%) 1.50% PIK, 8/22/2029	2,346	2,346	2,318	0.1%
Pluralsight, LLC (e) (h)	Software		S+ 4.50%, 1.50% PIK, 8/22/2029	—	—	(35)	0.0%
Pluralsight, LLC (e) (h)	Software		S+ 4.50%, 1.50% PIK, 8/22/2029	—	—	(14)	0.0%
Pluralsight, LLC (e) (j)	Software		S+ 7.50% (11.14%) PIK, 8/22/2029	8,459	7,917	846	0.0%
Pluto Acquisition I, Inc.	Health Care Providers & Services		S+ 5.50% (9.23%), 6/20/2028	3,304	3,304	3,345	0.2%
Questex, Inc. (e) (h)	Media		S+ 5.50%, 5/15/2029	—	(22)	—	—%
Questex, Inc. (e) (p)	Media		S+ 5.50% (9.14%), 5/15/2029	14,873	14,684	14,873	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Reagent Chemical and Research, LLC (e)	Chemicals		S+ 5.25% (8.89%), 4/30/2031	$5,311	$5,242	$5,311	0.3%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(95)	—	—%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (8.89%), 4/30/2031	42,323	41,723	42,323	2.4%
Rialto Management Group, LLC (e) (h)	Capital Markets		S+ 5.00%, 12/5/2030	—	(6)	—	—%
Rialto Management Group, LLC (e) (n) (p)	Capital Markets		S+ 5.00% (8.64%), 12/5/2030	20,178	20,022	20,178	1.1%
Roadsafe Holdings, Inc. (e) (n)	Construction & Engineering		S+ 5.25% (9.05%), 10/18/2030	5,345	5,348	5,345	0.3%
Roadsafe Holdings, Inc. (e) (n)	Construction & Engineering		S+ 5.25% (9.05%), 10/18/2030	4,973	4,962	4,973	0.3%
Roadsafe Holdings, Inc. (e) (n) (p)	Construction & Engineering		S+ 5.25% (9.05%), 10/18/2030	8,750	8,736	8,750	0.5%
Roadsafe Holdings, Inc. (e) (n) (p)	Construction & Engineering		P+ 4.25% (11.00%), 10/18/2030	789	781	789	0.0%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.50%, 11/12/2031	—	(76)	(166)	0.0%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.50%, 11/12/2031	—	(20)	(22)	0.0%
Saab Purchaser, Inc. (e) (n)	Software		S+ 4.50% (8.23%), 11/12/2031	17,877	17,719	17,705	1.0%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50%, 11/18/2027	—	(19)	(2,580)	(0.1)%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.28%), 11/18/2027	37,166	37,099	29,733	1.7%
Saturn SHC Buyer Holdings, Inc. (e) (n)	Health Care Providers & Services		S+ 6.50% (10.24%), 11/18/2027	12,993	12,912	10,394	0.6%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Aerospace & Defense		S+ 5.25%, 12/3/2031	—	(17)	—	—%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Aerospace & Defense		S+ 5.25% (8.91%), 12/3/2031	24,800	24,613	24,800	1.4%
SCIH Salt Holdings, Inc. (e) (h)	Chemicals		C+ 3.50%, 12/15/2026	—	(1)	(15)	0.0%
Sherlock Buyer Corp. (e) (h)	Professional Services		S+ 5.75%, 12/8/2029	—	(4)	—	—%
Sherlock Buyer Corp. (e) (n) (p)	Professional Services		S+ 5.75% (9.48%), 12/6/2030	15,476	15,430	15,476	0.9%
Simplifi Holdings, Inc. (e) (h)	Media		S+ 5.25% (8.97%), 6/30/2028	1,926	1,913	1,926	0.1%
Simplifi Holdings, Inc. (e) (n)	Media		S+ 5.25% (8.97%), 12/29/2028	49,267	48,969	49,267	2.8%
SitusAMC Holdings Corp. (e) (n) (p)	Financial Services		S+ 5.50% (9.20%), 5/14/2031	51,868	51,713	51,868	2.9%
Striper Buyer, LLC (e) (n)	Containers & Packaging		S+ 5.50% (9.22%), 1/2/2029	14,965	14,958	14,501	0.8%
SunMed Group Holdings, LLC (e) (h)	Health Care Equipment & Supplies		S+ 5.50%, 6/16/2027	—	(1)	—	—%
SunMed Group Holdings, LLC (e) (n)	Health Care Equipment & Supplies		S+ 5.50% (9.26%), 6/16/2028	12,373	12,300	12,373	0.7%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	68,287	927	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (12.75%) PIK, 3/31/2023	12,122	164	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		12.00% PIK, 3/31/2023	$6,391	$4,742	$6,391	0.4%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.39%), 12/15/2031	5,235	5,175	5,235	0.3%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.42%), 12/15/2031	384	378	384	0.0%
TEI Intermediate, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.25% (8.98%) 2.88% PIK, 12/15/2031	23,349	23,345	23,349	1.3%
The NPD Group, LP (e) (h)	Professional Services		S+ 4.25%, 12/1/2028	—	(15)	—	—%
The NPD Group, LP (e) (n)	Professional Services		S+ 4.25% (7.89%), 12/1/2029	52,102	51,656	52,102	2.9%
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 4.00% (7.93%), 5/18/2028	5,921	5,920	5,536	0.3%
Tivity Health, Inc. (e) (n)	Health Care Providers & Services		S+ 5.00% (8.64%), 6/28/2029	24,167	23,941	24,167	1.3%
Trinity Air Consultants Holdings Corp. (e)	Professional Services		S+ 4.25% (8.03%), 6/29/2029	16,143	16,011	16,143	0.9%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.25%, 6/29/2029	—	(14)	—	—%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.25%, 6/29/2029	—	(7)	—	—%
Triple Lift, Inc. (e) (h)	Media		S+ 5.75%, 5/5/2028	—	(29)	(282)	0.0%
Triple Lift, Inc. (e) (n) (p)	Media		S+ 5.75% (9.58%), 5/5/2028	38,770	38,213	36,443	1.9%
Trystar, LLC (e)	Electrical Equipment		S+ 4.25% (7.91%), 8/6/2031	12,552	12,450	12,552	0.7%
Trystar, LLC (e) (h)	Electrical Equipment		S+ 4.25%, 8/6/2031	—	(46)	—	—%
Trystar, LLC (e) (n) (p)	Electrical Equipment		S+ 4.25% (7.91%), 8/6/2031	22,896	22,724	22,896	1.3%
Trystar, LLC (e) (p)	Electrical Equipment		S+ 4.25% (7.91%), 8/6/2031	10,311	10,236	10,311	0.6%
Urban One, Inc. (b)	Media	12/18/2025	10.50%, 4/1/2030	164	158	157	0.0%
US Oral Surgery Management Holdco, LLC (e)	Health Care Providers & Services		S+ 5.25% (9.02%), 11/20/2028	5,050	5,034	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Health Care Providers & Services		S+ 5.25%, 11/20/2028	—	(3)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.01%), 11/20/2028	6,997	6,968	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.01%), 11/20/2028	6,098	6,084	6,098	0.3%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.02%), 11/20/2028	17,668	17,580	17,668	1.0%
US Salt Investors, LLC (a) (e)	Chemicals		S+ 4.25% (7.98%), 2/28/2033	16,679	16,527	16,521	0.9%
US Salt Investors, LLC (a) (e) (h)	Chemicals		S+ 4.25%, 2/26/2033	—	(18)	(18)	0.0%
Vanco Payment Solutions, LLC (e)	Software		S+ 4.75% (8.45%), 12/1/2031	11,203	11,151	11,092	0.6%
Vanco Payment Solutions, LLC (e) (h)	Software		S+ 4.75%, 12/1/2031	—	(5)	(5)	0.0%
Varicent Intermediate Holdings Corp. (e)	Software		S+ 6.00% (9.73%) 3.25% PIK, 8/23/2031	6,452	6,408	6,339	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	$—	$(5)	$(21)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(14)	(35)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(33)	(54)	0.0%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software		S+ 6.00% (9.73%) 3.25% PIK, 8/23/2031	21,451	21,230	21,076	1.2%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.17%), 6/1/2029	2,969	2,942	2,969	0.2%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.17%), 6/1/2029	942	934	942	0.1%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.17%), 6/1/2029	1,543	1,530	1,543	0.1%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 4.50%, 6/1/2029	—	(4)	—	—%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 4.50%, 6/1/2029	—	(11)	—	—%
Victors CCC Buyer, LLC (e) (n)	Professional Services		S+ 4.50% (8.17%), 6/1/2029	23,334	23,106	23,334	1.3%
West Coast Dental Services, Inc. (e) (h)	Health Care Providers & Services		S+ 5.75% (9.63%), 7/1/2028	3,630	3,603	2,901	0.2%
West Coast Dental Services, Inc. (e)	Health Care Providers & Services		S+ 5.75% (9.60%), 7/1/2028	1,656	1,639	1,325	0.1%
West Coast Dental Services, Inc. (e)	Health Care Providers & Services		S+ 5.75% (9.56%), 7/1/2028	27,732	27,470	22,186	1.2%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.75% (8.48%), 9/19/2031	6,942	6,861	6,942	0.4%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.75%, 9/19/2031	—	(51)	—	—%
Westwood Professional Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 4.75% (8.48%), 9/19/2031	44,621	44,281	44,621	2.5%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.50%, 9/16/2032	—	(13)	(26)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.50%, 9/16/2032	—	(25)	(26)	0.0%
Wharf Street Ratings Acquisition, LLC (e) (n)	Capital Markets		S+ 4.50% (8.14%), 9/16/2032	25,668	25,434	25,440	1.4%
WHCG Purchaser III, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.20%) 3.25% PIK, 6/29/2029	24,712	24,712	24,712	1.4%
WIN Holdings III Corp. (e) (h)	Diversified Consumer Services		S+ 5.00% (8.72%), 1/16/2028	3,575	3,566	3,575	0.2%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.72%), 7/16/2028	41,683	41,605	41,683	2.3%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.75%), 7/16/2028	9,865	9,753	9,865	0.6%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.00% (8.74%), 7/16/2028	20,154	20,007	20,154	1.1%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.25% (7.98%), 10/1/2032	994	991	980	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.25%, 10/1/2032	$—	$(18)	$(18)	0.0%
Wipfli Advisory, LLC (e) (n)	Financial Services		S+ 4.25% (7.98%), 10/1/2032	16,096	16,063	16,060	0.9%
Zendesk, Inc. (e)	Software		S+ 5.00% (8.73%), 11/22/2028	5,463	5,463	5,376	0.3%
Zendesk, Inc. (e)	Software		S+ 5.00% (8.73%), 11/22/2028	10,409	10,330	10,243	0.6%
Zendesk, Inc. (e) (h)	Software		S+ 5.00%, 11/22/2028	—	—	(105)	0.0%
Zendesk, Inc. (e) (n)	Software		S+ 5.00% (8.73%), 11/22/2028	64,564	64,231	63,531	3.5%
Subtotal Senior Secured First Lien Debt					$3,188,484	$3,111,375	173.8%

Senior Secured Second Lien Debt - 8.4% (d)
Alera Group, Inc. (n) (p)	Insurance		S+ 5.50% (9.14%), 5/30/2033	$22,191	$22,098	$21,063	1.2%
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (11.24%), 6/11/2029	6,010	5,977	5,276	0.3%
Ascensus Group Holdings, Inc.	Financial Services		S+ 5.25% (8.98%), 11/25/2033	16,682	16,606	16,765	0.9%
Corelogic, Inc. (n)	Capital Markets		S+ 6.50% (10.26%), 6/4/2029	9,272	8,823	9,110	0.5%
Coronis Health I, LLC (e) (m)	Health Care Technology		5.00% PIK, 5/1/2032	2,820	2,820	2,820	0.2%
Hologic, Inc.	Health Care Equipment & Supplies		S+ 5.00% (8.75%), 4/7/2034	7,075	6,995	6,964	0.4%
Lakeland Tours, LLC (e) (j) (p)	Diversified Consumer Services		9.00% PIK, 3/29/2030	2,873	1,967	2,026	0.1%
Obra Capital, Inc. (e)	Capital Markets		14.00% PIK, 12/21/2029	4,499	4,092	4,095	0.2%
ORG GC Holdings, LLC (e) (j) (m)	Professional Services		18.00% PIK, 11/29/2027	7,676	6,226	2,433	0.1%
Pluto Acquisition I, Inc. (e) (n)	Health Care Providers & Services		S+ 8.75% (12.41%), 12/20/2028	40,167	36,119	33,540	1.9%
Resilience Parent, LLC (e)	Electrical Equipment		S+ 5.25% (8.98%), 2/27/2034	9,727	9,636	9,634	0.5%
Victory Buyer, LLC (e) (n)	Machinery		S+ 6.00% (9.66%), 2/13/2034	38,325	37,959	37,961	2.1%
Subtotal Senior Secured Second Lien Debt					$159,318	$151,687	8.4%

Subordinated Debt - 15.4% (d)
Aventine Holdings, LLC (e) (j)	Entertainment		10.25% PIK, 12/22/2030	$51,176	$49,802	$36,847	2.1%
Kahala Ireland Opco DAC (a) (e) (h) (l)	Asset Based Financing		15.00%, 12/31/2032	—	—	—	—%
Kahala Aviation, LLC (e) (l)	Asset Based Financing		13.50%, 8/31/2031	58,990	58,703	58,990	3.3%
OSV Thunderbold Topco, Inc. (e)	Professional Services		12.00% PIK, 1/30/2034	4,780	4,780	4,185	0.2%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75% (11.42%), 12/31/2028	—	(73)	—	—%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75% (11.42%), 12/31/2028	31,000	30,995	31,000	1.7%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.42%), 12/31/2028	62,600	62,622	62,600	3.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Siena Capital Finance, LLC (e) (l)	Asset Based Financing		12.50%, 4/25/2028	$72,500	$72,528	$72,500	4.0%
Smile Brands, Inc. (e) (j)	Health Care Providers & Services		14.50% PIK, 10/12/2028	67	62	—	—%
WHCG Purchaser III, Inc. (e) (j)	Health Care Providers & Services		10.00% PIK, 6/30/2030	21,441	8,387	10,129	0.6%
Subtotal Subordinated Debt					$287,806	$276,251	15.4%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Capital Markets	1/24/2024	S+ 11.00% (14.93%), 4/25/2031	$4,750	$4,281	$3,248	0.2%
Sub Total Collateralized Securities - Debt Investments					$4,281	$3,248	0.2%

Collateralized Securities - Equity Investments - 0.0% (d) (s)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 4/25/2031	$31,603	$3,163	$183	0.0%
NewStar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 1/20/2027	31,575	(12)	467	0.0%
Sub Total Collateralized Securities - Equity Investments					$3,151	$650	0.0%

Equity/Other - 29.9% (d) (f)
BCPE Oceandrive Buyer, Inc. (b) (e) (g) (l)	Health Care Providers & Services	10/31/2025		265,831	$12,528	$12,529	0.7%
Black Mountain Sand, LLC (b) (e) (q)	Energy Equipment & Services	7/1/2025		55,436	2,170	1,304	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	6/23/2022		1,680	1,680	2,386	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	8/22/2025		270	445	748	0.0%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Entertainment	1/24/2024		1,413,708	16,127	18,849	1.1%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	—	—%
Coronis Health I, LLC (b) (e) (g) (m)	Health Care Technology	5/1/2025		5,319	4,900	4,900	0.3%
FBLC Senior Loan Fund, LLC (a) (b) (c) (e) (l)	Investment in Joint Ventures	1/24/2024		224,956	225,161	218,207	12.2%
Foresight Energy Operating, LLC (b) (e) (g) (q)	Oil, Gas & Consumable Fuels	1/24/2024		158,093	3,063	876	0.0%
GoHealth, Inc. (g) (q)	Insurance			3,131	—	1	0.0%
Gordian Medical, Inc. (b) (e) (g)	Health Care Providers & Services	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (g) (n)	Health Care Providers & Services	5/17/2024		166,787	2,997	2,944	0.2%
Higginbotham Insurance Agency, Inc. (b) (e)	Insurance	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.6%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (q)	Electrical Equipment	1/24/2024		55,991	—	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Hotels, Restaurants & Leisure	12/31/2024		179,900	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Kahala Aviation, LLC (b) (e) (g) (l)	Asset Based Financing	10/2/2024		15,212,266	$15,826	$16,125	0.9%
Lakeland Tours, LLC (b) (e) (g) (p)	Diversified Consumer Services	3/2/2026		207,087	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Professional Services	1/24/2024		20,167	3,118	10,828	0.6%
Motor Vehicle Software Corp. (b) (e) (g) (t)	Software	1/24/2024		223,503	355	1,077	0.1%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		22,819	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		153,038	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	1/24/2024		1,771	—	—	—%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	2/1/2025	15.00% PIK, 11/29/2031	17,686,676	—	—	—%
Obra Capital, Inc. (b) (e) (g)	Capital Markets	5/4/2026		1,304	332	332	0.0%
OSV Thunderbold Topco, Inc. (b) (e) (g)	Professional Services	1/30/2026		577,005	—	589	0.0%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		8,739	962	653	0.0%
Pluralsight, LLC (b) (e) (g)	Software	8/22/2024		2,267,044	5,986	—	—%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/29/2024		164,759	—	124	0.0%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/1/2021		3,710,315	4,941	4,935	0.3%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q)	Asset Based Financing	12/30/2021		199,972	128,429	138,475	7.7%
Resolute Investment Managers, Inc. (b) (e) (g)	Capital Markets	1/24/2024		61,958	2,026	112	0.0%
RMP Group, Inc. (b) (e) (g) (q)	Health Care Technology	1/24/2024		223	333	43	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Asset Based Financing	1/24/2024		41,789,400	77,437	85,668	4.8%
Smile Brands, Inc. (b) (e) (g)	Health Care Providers & Services	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Wireless Telecommunication Services	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		10,000	1,668	392	0.0%
Travelpro Products, Inc. (a) (b) (e) (g)	Textiles, Apparel & Luxury Goods	1/24/2024		447,007	913	63	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Health Care Providers & Services	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e)	Financial Services	1/24/2024		922,669	1,617	3,967	0.2%
YummyEarth, Inc. (b) (e) (g)	Food Products	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$534,686	$536,173	29.9%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Total Investments - 227.8% (d)					$4,177,726	$4,079,384	227.8%

Interest Rate Swaps:

Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
N/A	S+ 0.097%	4.14%	Wells Fargo, N.A	1/1/2029	$20,025	$(45)	$—	$(45)
2030 Notes	6.00%	S+ 2.515%	Wells Fargo, N.A	10/2/2030	$300,000	$(5,701)	$—	$(5,701)
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At June 30, 2026, qualifying assets represent 91.9% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities.” As of June 30, 2026, the aggregate fair value of these securities is $540.2 million or 30.2% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of June 30, 2026.
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
(g)    Non-income producing at June 30, 2026.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“C”), or Prime (“P”) and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2026. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of June 30, 2026.
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
June 30, 2026
(Unaudited)
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

(t)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of June 30, 2026.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
June 30, 2026
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2026:

Industry	Investments at Fair Value	Percentage of Total Portfolio
Asset Based Financing	$465,358	11.4%
Health Care Providers & Services	434,352	10.6%
Professional Services	402,973	9.9%
Software	387,794	9.5%
Investment in Joint Ventures	218,207	5.3%
Aerospace & Defense	199,497	4.9%
Construction & Engineering	199,346	4.9%
Machinery	166,284	4.1%
Financial Services	160,308	3.9%
Capital Markets	138,413	3.4%
Containers & Packaging	111,331	2.7%
Media	102,384	2.5%
Trading Companies & Distributors	96,010	2.4%
Food Products	92,519	2.3%
Entertainment	90,207	2.2%
Electrical Equipment	84,030	2.1%
Diversified Consumer Services	83,694	2.1%
Commercial Services & Supplies	82,038	2.0%
Insurance	76,462	1.9%
Chemicals	71,189	1.7%
Diversified Telecommunication Services	67,878	1.7%
Consumer Staples Distribution & Retail	65,439	1.6%
Wireless Telecommunication Services	51,867	1.3%
Air Freight & Logistics	42,527	1.0%
Distributors	29,255	0.7%
Electric Utilities	28,548	0.7%
Specialty Retail	28,153	0.7%
Oil, Gas & Consumable Fuels	23,951	0.6%
Beverages	20,180	0.5%
Health Care Equipment & Supplies	19,337	0.5%
Health Care Technology	18,555	0.5%
Life Sciences Tools & Services	14,035	0.3%
Automobile Components	4,538	0.1%
Hotels, Restaurants & Leisure	1,358	0.0%
Energy Equipment & Services	1,304	0.0%
Textiles, Apparel & Luxury Goods	63	0.0%
Total	$4,079,384	100.0%
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
For the period ended June 30, 2026
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
For the period ended June 30, 2026
(Unaudited)
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K. The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Financial Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies.
We have also formed and expect to continue to form consolidated subsidiaries. The Company consolidates the following subsidiaries for accounting purposes: FBCC Jupiter Funding, LLC (“Jupiter Funding”), FBLC Funding I, LLC (“Funding I”), Kahala Aviation Holdings, LLC and 54th Street Equity Holdings, Inc. All intercompany balances and transactions have been eliminated in consolidation. Prior to December 31, 2025, the Company consolidated FBCC EEF Holdings LLC and on December 31, 2025, FBCC EEF Holdings LLC merged into 54th Street Equity Holdings, Inc. Prior to the liquidation of Kahala Aviation US, Inc. on December 22, 2025, in which the Company owned 100% of the equity, the Company consolidated this entity. Prior to October 4, 2023 and December 27, 2024, the Company also consolidated FBCC Lending I, LLC and FBLC 57th Street Funding LLC (“57th Street”), respectively. Refer to Note 5 - Borrowings for additional information.
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
For the period ended June 30, 2026
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
For the period ended June 30, 2026
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2026 and 2025, respectively, there were no reimbursements from the Adviser.

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
For the period ended June 30, 2026
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
For the period ended June 30, 2026
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
For the period ended June 30, 2026
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether it is “more-likely-than-not” (i.e., greater than 50-percent) that each tax position will be sustained upon examination by a taxing authority based on the technical merits of the position. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense, if applicable. The Company did not record any tax provision in the current period. However, management’s conclusions regarding tax positions taken may be subject to review and adjustment at a later date based on factors including, but not limited to, examination by tax authorities on-going analysis of and changes to tax laws, regulations and interpretations thereof. See Note 15 - Income Tax Information and Distributions to Stockholders for additional information.
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
For the period ended June 30, 2026
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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2026 and December 31, 2025, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2026 and December 31, 2025 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2026
(Unaudited)
Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of June 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$5,563	$3,105,812	$—	$3,111,375
Senior Secured Second Lien Debt	—	53,902	97,785	—	151,687
Subordinated Debt	—	—	276,251	—	276,251
Collateralized Securities	—	—	3,898	—	3,898
Equity/Other	1	18,849	298,071	1,045	317,966
FBLC Senior Loan Fund, LLC	—	—	218,207	—	218,207
Total	$1	$78,314	$4,000,024	$1,045	$4,079,384
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2026:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of March 31, 2026	$3,051,735	$101,855	$285,017	$4,098	$511,305	$3,954,010
Purchases and other adjustments to cost	92,880	4,789	27,442	15	3,445	128,571
Sales and repayments	(39,988)	(9,504)	(32,500)	(28)	(1,803)	(83,823)
Net realized gain (loss)	121	(1,274)	(9)	(204)	575	(791)
Transfers in	7,320	—	—	—	—	7,320
Net change in unrealized appreciation (depreciation) on investments	(6,256)	1,919	(3,699)	17	2,756	(5,263)
Balance as of June 30, 2026	$3,105,812	$97,785	$276,251	$3,898	$516,278	$4,000,024
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(5,913)	$1,004	$(3,699)	$(144)	$3,202	$(5,550)
_______________
(1) Includes the Company’s investment in FBLC Senior Loan Fund, LLC.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2026:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of January 1, 2026	$3,121,003	$110,594	$259,132	$4,861	$502,467	$3,998,057
Purchases and other adjustments to cost	250,642	56,611	55,515	33	5,468	368,269
Sales and repayments	(241,563)	(54,155)	(32,515)	(40)	(1,797)	(330,070)
Net realized gain (loss)	(33,822)	(4)	(9)	(204)	575	(33,464)
Transfers in	7,555	—	—	—	—	7,555
Transfers out	—	(16,600)	—	—	—	(16,600)
Net change in unrealized appreciation (depreciation) on investments	1,997	1,339	(5,872)	(752)	9,565	6,277
Balance as of June 30, 2026	$3,105,812	$97,785	$276,251	$3,898	$516,278	$4,000,024
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(33,668)	$874	$(5,872)	$(916)	$10,013	$(29,569)
_______________
(1) Includes the Company’s investment in FBLC Senior Loan Fund, LLC.
For the three and six months ended June 30, 2026, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three and six months ended June 30, 2026, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended June 30, 2025:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of March 31, 2025	$2,985,186	$92,885	$220,889	$7,486	$553,774	$3,860,220
Purchases and other adjustments to cost	336,787	1,954	18,301	24	—	357,066
Sales and repayments	(195,873)	4,608	(7,025)	(476)	4,900	(193,866)
Net realized gain (loss)	(11,542)	—	—	34	—	(11,508)
Transfers in	(14,617)	—	—	—	—	(14,617)
Net change in unrealized appreciation (depreciation) on investments	(1,166)	850	627	(504)	305	112
Balance as of June 30, 2025	$3,098,775	$100,297	$232,792	$6,564	$558,979	$3,997,407
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(13,168)	$851	$627	$(505)	$304	$(11,891)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
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
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
For the three and six months ended June 30, 2025, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three and six months ended June 30, 2025, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The composition of the Company’s investments as of June 30, 2026, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,188,484	$3,111,375	76.3%
Senior Secured Second Lien Debt	159,318	151,687	3.7
Subordinated Debt	287,806	276,251	6.8
Collateralized Securities	7,432	3,898	0.1
Equity/Other	309,525	317,966	7.8
FBLC Senior Loan Fund, LLC	225,161	218,207	5.3
Total	$4,177,726	$4,079,384	100.0%
The composition of the Company’s investments as of December 31, 2025, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,215,223	$3,136,374	77.1%
Senior Secured Second Lien Debt	160,045	152,406	3.7
Subordinated Debt	264,813	259,132	6.4
Collateralized Securities	7,642	4,861	0.1
Equity/Other	305,470	293,279	7.2
FBLC Senior Loan Fund, LLC	225,161	224,956	5.5
Total	$4,178,354	$4,071,008	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the Level 3 investments as of June 30, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,861,199	Yield Analysis	Market Yield	0.00%	26.00%	10.11%
Senior Secured First Lien Debt	178,462	Waterfall Analysis	EBITDA Multiple	4.90x	17.34x	7.26x
Senior Secured First Lien Debt	33,792	Waterfall Analysis	Revenue Multiple	0.09x	0.90x	0.28x
Senior Secured First Lien Debt(c)	32,359	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	54,897	Yield Analysis	Market Yield	9.15%	20.12%	11.09%
Senior Secured Second Lien Debt	38,793	Waterfall Analysis	EBITDA Multiple	6.75x	17.34x	10.54x
Senior Secured Second Lien Debt(b)(c)	4,095	N/A	N/A	N/A	N/A	N/A
Subordinated Debt	166,100	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.45x	1.32x
Subordinated Debt	58,990	Waterfall Analysis	Market Yield	11.74%	11.74%	11.74%
Subordinated Debt	41,031	Yield Analysis	Market Yield	14.72%	19.05%	18.61%
Subordinated Debt	10,130	Waterfall Analysis	EBITDA Multiple	8.70x	10.75x	8.70x
Collateralized Securities	3,431	Yield Analysis	Discount Margin	16.70%	50.00%	18.47%
Collateralized Securities(b)(d)	467	Waterfall Analysis	Asset Recovery	$0.51	$0.51	$0.51
Equity/Other	224,143	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.45x	1.34x
Equity/Other	20,874	Yield Analysis	Market Yield	4.00%	11.65%	7.68%
Equity/Other	20,100	Waterfall Analysis	EBITDA Multiple	2.26x	24.84x	14.48x
Equity/Other(b)	16,125	Waterfall Analysis	Market Yield	11.74%	11.74%	11.74%
Equity/Other	12,530	Waterfall Analysis	Revenue Multiple	0.18x	0.90x	0.32x
Equity/Other(b)	3,967	Waterfall Analysis	Adjusted BV Multiple	3.12x	3.12x	3.12x
Equity/Other(c)	332	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC(b)	218,207	Discounted Cash Flow	Discount Rate	11.44%	11.44%	11.44%
Total	$4,000,024
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
There were no significant changes in valuation approach or technique as of June 30, 2026.
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
For the period ended June 30, 2026
(Unaudited)
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of June 30, 2026, the Company had eleven portfolio companies on non-accrual status with a total amortized cost of $112.7 million and fair value of $68.3 million, which represented 2.7% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2025, the Company had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of June 30, 2026, the Company and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members, provided that two individuals are present that were elected, designated or appointed by each member.

As of June 30, 2026, the Company’s investment in SLF consisted of equity contributions of $225.0 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of June 30, 2026 and December 31, 2025. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	June 30, 2026	December 31, 2025

Total assets	$721,472	$751,516
Total investments (1)	$679,825	$704,292
Weighted Average Current Yield for Total Portfolio (2)	8.0%	7.9%
Number of Portfolio companies in SLF	149	139
Largest portfolio company investment (1)	$17,528	$13,952
Total of five largest portfolio company investments (1)	$64,733	$62,136
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of June 30, 2026:

June 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
AAdvantage Loyalty IP, Ltd. (f)	Passenger Airlines	S+ 2.25% (5.93%)	4/20/2028	$3,970	$3,969	$3,963	1.5%
Acrisure, LLC (b)	Insurance	S+ 3.25% (6.89%)	6/21/2032	5,130	5,091	4,622	1.8%
ADMI Corp. (f)	Health Care Providers & Services	S+ 5.75% (9.39%)	12/23/2027	2,779	2,710	2,602	1.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

June 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Alera Group, Inc. (b)	Insurance	S+ 2.75% (6.39%)	5/31/2032	$7,722	$7,689	$7,325	2.9%
Allwyn Entertainment Financing US, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.50% (6.16%)	11/24/2032	6,983	6,853	6,886	2.7%
American Auto Auction Group, LLC (f)	Commercial Services & Supplies	S+ 4.50% (8.23%)	5/28/2032	1,990	1,979	1,986	0.8%
Arches Buyer, Inc. (b)	Media	S+ 3.25% (6.99%)	12/6/2027	5,883	5,824	5,860	2.3%
Arcline FM Holdings, LLC (f)	Aerospace & Defense	S+ 2.75% (6.60%)	6/24/2030	4,950	4,941	4,963	1.9%
Artera Services, LLC (b)	Construction & Engineering	S+ 4.50% (8.14%)	2/18/2031	5,492	5,465	4,843	1.9%
Ascend Learning, LLC (f)	Diversified Consumer Services	S+ 3.00% (6.64%)	12/11/2028	3,955	3,948	3,852	1.5%
Ascensus Group Holdings, Inc. (b) (f)	Financial Services	S+ 3.00% (6.64%)	11/25/2032	7,466	7,461	7,282	2.8%
Athenahealth Group, Inc. (b)	Health Care Technology	S+ 3.25% (6.89%)	2/16/2032	7,905	7,847	7,814	3.1%
Bond German BidCo 2 GmbH (f)	Chemicals	S+ 3.50% (7.24%)	5/6/2033	1,685	1,677	1,690	0.7%
Beach Acquisition Bidco, LLC (f)	Textiles, Apparel & Luxury Goods	S+ 2.75% (6.39%)	9/13/2032	1,443	1,440	1,448	0.6%
Bella Holding Co., LLC (f)	Health Care Providers & Services	S+ 3.25% (6.89%)	6/16/2033	8,000	7,921	7,920	3.1%
Belron Finance 2019, LLC (b) (f)	Diversified Consumer Services	S+ 2.00% (5.66%)	10/16/2031	5,699	5,690	5,691	2.2%
Blackhawk Network Holdings, Inc. (b)	Professional Services	S+ 3.50% (7.14%)	3/12/2029	4,901	4,856	4,873	1.9%
Calcasieu Pass Funding, LLC (f)	Energy Equipment & Services	S+ 3.25% (6.95%)	4/11/2033	3,700	3,646	3,707	1.4%
CD&R Hydra Buyer, Inc. (b) (f)	Industrial Conglomerates	S+ 4.00% (7.74%)	3/25/2031	8,148	8,122	8,150	3.2%
Charter Communications Operating, LLC	Media	4.40%	12/1/2061	1,000	637	644	0.3%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Entertainment	S+ 3.75% (7.48%)	3/8/2030	7,302	7,273	7,018	2.7%
Citadel Securities Global Holdings, LLC (b)	Financial Services	S+ 2.00% (5.66%)	6/10/2033	4,400	4,400	4,389	1.7%
Clarios Global, LP (b) (f)	Automobile Components	S+ 2.50% (6.14%)	1/28/2032	9,950	9,947	9,950	3.9%
Clover Holding 2, LLC (b)	Software	S+ 3.75% (7.38%)	12/9/2031	5,198	5,157	4,955	1.9%
Clydesdale Acquisition Holdings, Inc. (f)	Containers & Packaging	S+ 3.25% (6.89%)	4/1/2032	3,990	3,762	3,829	1.5%
CNT Holdings I Corp. (b) (f)	Personal Care Products	S+ 2.50% (6.16%)	11/8/2032	6,001	6,002	6,003	2.3%
Compass Power Generation, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.50% (6.15%)	4/16/2029	6,183	6,123	6,178	2.4%
Connectwise, LLC (b) (f)	Software	S+ 3.50% (7.49%)	9/29/2028	5,604	5,599	5,138	2.0%
Corelogic, Inc. (b) (f)	Capital Markets	S+ 3.50% (7.26%)	6/2/2028	8,836	8,812	8,725	3.4%
Coreweave Financing DDTL V, LLC (d) (f)	IT Services	S+ 4.50% (8.12%)	11/17/2031	479,468	466	506	0.2%
Cotiviti, Inc. (b)	Health Care Providers & Services	S+ 2.75% (6.37%)	3/26/2032	4,703	4,662	4,262	1.7%
Cotiviti, Inc. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.37%)	5/1/2031	9,776	9,748	8,927	3.5%
CQP Holdco, LP (b) (f)	Oil, Gas & Consumable Fuels	S+ 1.75% (5.48%)	12/31/2032	4,915	4,919	4,884	1.9%
Crisis Prevention Institute, Inc. (b)	Diversified Consumer Services	S+ 4.00% (7.73%)	4/9/2031	2,290	2,282	2,267	0.9%
Crown Finance US, Inc. (b)	Entertainment	S+ 4.50% (8.11%)	12/2/2031	4,925	4,887	4,931	1.9%
Edelman Financial Engines Center, LLC (f)	Capital Markets	S+ 4.00% (7.64%)	11/28/2031	4,750	4,746	4,760	1.9%
EIG Management Co., LLC (b)	Capital Markets	S+ 5.00% (8.64%)	5/17/2029	3,442	3,398	3,442	1.3%
Emerald Borrower, LP (b) (f)	Machinery	S+ 2.25% (5.89%)	8/4/2031	2,282	2,279	2,279	0.9%
Emma Buyer, LLC (d) (f)	Media	S+ 3.50%	7/14/2033	—	(2)	(1)	0.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

June 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Emma Buyer, LLC (d) (f)	Media	S+ 3.50%	7/14/2033	$—	$(1)	$(1)	0.0%
Emma Buyer, LLC (f)	Media	S+ 3.50% (7.23%)	7/14/2033	1,307	1,300	1,302	0.5%
EMRLD Borrower, LP (f)	Machinery	S+ 2.25% (5.92%)	5/31/2030	1,861	1,859	1,859	0.7%
Ensemble RCM, LLC (b) (f)	Health Care Providers & Services	S+ 3.00% (6.66%)	2/9/2033	13,000	12,989	12,945	5.0%
Entain, PLC (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.98%)	7/30/2032	4,764	4,764	4,756	1.9%
Entain, PLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.98%)	10/31/2029	3,441	3,438	3,435	1.3%
Epicor Software Corp. (b)	Software	S+ 2.75% (6.39%)	5/30/2031	6,039	6,014	5,760	2.3%
Fiesta Purchaser, Inc. (f)	Food Products	S+ 2.75% (6.39%)	2/12/2031	3,990	3,936	3,909	1.5%
FinThrive Software Intermediate Holdings, Inc. (b)	Health Care Technology	S+ 5.25% (8.95%)	12/15/2028	2,955	2,936	1,452	0.6%
Fitness International, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 4.50% (8.14%)	2/12/2029	6,798	6,681	6,791	2.7%
FNZ Group Entities, Ltd. (b)	Financial Services	S+ 5.00% (8.66%)	11/5/2031	2,953	2,910	2,327	0.9%
Focus Financial Partners, LLC (f)	Capital Markets	S+ 2.50% (6.14%)	9/15/2031	4,414	4,409	4,302	1.7%
Foresight Energy Operating, LLC (b)	Oil, Gas & Consumable Fuels	S+ 8.00% (11.83%)	6/30/2027	644	636	644	0.3%
Freeport LNG Investments, LLLP (f)	Oil, Gas & Consumable Fuels	S+ 3.25% (6.93%)	2/11/2033	5,000	4,977	5,004	2.0%
Gainwell Acquisition Corp. (f)	Health Care Technology	S+ 4.00% (7.83%)	10/1/2027	2,984	2,910	2,937	1.1%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.24%)	8/18/2028	4,501	4,489	4,217	1.6%
Geosyntec Consultants, Inc. (b) (f)	Professional Services	S+ 3.00% (6.64%)	7/31/2031	9,135	9,103	9,120	3.6%
Global Medical Response, Inc. (b) (f)	Health Care Providers & Services	S+ 3.25% (6.89%)	10/1/2032	8,061	7,966	8,079	3.2%
Golden State Foods, LLC (b)	Food Products	S+ 3.50% (7.23%)	12/4/2031	6,403	6,366	6,406	2.5%
Graftech Global Enterprises, Inc. (f)	Electrical Equipment	S+ 6.00% (9.64%)	12/21/2029	1,091	1,048	1,042	0.4%
Graftech Global Enterprises, Inc. (f)	Electrical Equipment	S+ 6.00% (9.67%)	12/21/2029	1,909	1,834	1,824	0.7%
Gulfside Supply, Inc. (b) (f)	Building Products	S+ 3.00% (6.73%)	6/17/2031	4,407	4,407	3,699	1.4%
HelpSystems Holdings, Inc. (b) (f)	Software	S+ 6.00% (9.77%)	5/21/2029	6,557	6,227	4,937	1.9%
Hologic, Inc. (b) (f)	Health Care Equipment & Supplies	S+ 2.25% (6.00%)	4/7/2033	10,000	9,977	9,777	3.7%
Hudson River Trading, LLC (b) (f)	Capital Markets	S+ 2.50% (6.14%)	3/18/2030	5,197	5,178	5,158	2.0%
Hunter Douglas, Inc. (f)	Household Durables	S+ 3.00% (6.73%)	1/16/2032	4,461	4,450	4,452	1.7%
Hyperion Refinance SARL (f)	Insurance	S+ 2.75% (6.39%)	4/18/2030	3,990	3,946	3,754	1.5%
Icon Parent I, Inc. (b)	Software	S+ 2.75% (6.45%)	11/13/2031	4,950	4,933	4,621	1.8%
IDERA, Inc. (f)	Software	S+ 3.50% (7.16%)	3/2/2028	4,924	4,926	3,797	1.5%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.38%)	5/17/2032	3,403	3,396	3,411	1.3%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.38%)	5/17/2032	225	225	225	0.1%
ION Platform Finance US, Inc. (f)	Software	S+ 3.75% (7.48%)	10/7/2032	4,627	4,564	3,283	1.3%
IXS Holdings, Inc. (f)	Automobiles	S+ 5.50% (9.16%)	9/5/2029	2,992	2,999	2,964	1.2%
Jane Street Group, LLC (b) (f)	Financial Services	S+ 2.00% (5.67%)	12/15/2031	8,041	8,033	7,962	3.0%
Jump Financial, LLC (b) (f)	Financial Services	S+ 3.50% (7.23%)	2/26/2032	7,195	7,139	7,186	2.8%
Kaman Corp. (b) (d)	Aerospace & Defense	S+ 2.00%	2/26/2032	—	—	(1)	0.0%
Kaman Corp. (b) (f)	Aerospace & Defense	S+ 2.00% (5.67%)	2/26/2032	4,074	4,072	4,065	1.6%
Kaseya, Inc. (b)	Software	S+ 3.25% (6.91%)	3/22/2032	3,753	3,736	2,887	1.1%
Kingpin Intermediate Holdings, LLC	Hotels, Restaurants & Leisure	7.25%	10/15/2032	5,000	4,902	4,248	1.7%
Kingpin Intermediate Holdings, LLC (f)	Hotels, Restaurants & Leisure	S+ 3.25% (6.89%)	9/22/2032	6,914	6,867	6,000	2.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

June 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
LBM Acquisition, LLC (f)	Building Products	S+ 3.75% (7.50%)	6/6/2031	$3,431	$2,969	$2,867	1.1%
Max US Bidco, Inc. (b)	Food Products	S+ 5.00% (8.73%)	10/3/2030	4,888	4,723	4,438	1.7%
Merlin Buyer, Inc. (f)	diversified Consumer Services	S+ 4.00% (7.73%)	4/15/2033	2,500	2,488	2,503	1.0%
Mermaid Bidco, Inc. (b) (f)	IT Services	S+ 3.25% (6.91%)	7/3/2031	7,424	7,410	7,177	2.8%
MH Sub I, LLC (b) (f)	IT Services	S+ 4.25% (7.89%)	5/3/2028	5,340	5,227	5,184	2.0%
Monogram Food Solutions, LLC (f)	Food Products	S+ 3.50% (7.26%)	8/28/2028	2,077	2,027	2,074	0.8%
Multi-Color Corp.	Containers & Packaging	S+ 4.88% (8.52%) 2.50% PIK	5/11/2033	2,517	2,121	2,151	0.8%
Nexus Buyer, LLC (b)	Capital Markets	S+ 3.50% (7.14%)	7/31/2031	4,937	4,921	4,750	1.9%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (6.94%)	4/3/2028	2,192	2,184	2,191	0.9%
Omnia Partners, LLC (f)	Commercial Services & Supplies	S+ 2.75% (6.42%)	12/31/2032	6,121	6,094	6,124	2.4%
OneDigital Borrower, LLC (f)	Insurance	S+ 3.00% (6.64%)	7/2/2031	2,992	2,974	2,894	1.1%
Peer Holding III B.V. (b)	Broadline Retail	S+ 2.50% (6.23%)	7/1/2031	5,910	5,910	5,917	2.3%
Peraton Corp. (b)	Communications Equipment	S+ 3.75% (7.51%)	2/1/2028	1,995	1,794	1,795	0.7%
PetSmart, LLC (f)	Specialty Retail	S+ 4.00% (7.65%)	8/18/2032	2,449	2,449	2,444	1.0%
Pluto Acquisition I, Inc. (b)	Health Care Providers & Services	S+ 4.00% (7.65%)	9/20/2028	9,582	9,582	8,937	3.4%
PODS, LLC (f)	Air Freight & Logistics	S+ 4.50% (8.13%)	5/14/2031	4,000	3,941	3,886	1.5%
Pregis TopCo, LLC (b)	Containers & Packaging	S+ 3.75% (7.39%)	2/1/2029	6,628	6,619	6,643	2.6%
Pretzel Parent, Inc. (b)	Entertainment	S+ 4.50% (8.14%)	10/1/2031	3,456	3,415	3,278	1.3%
Primo Brands Corp. (f)	Beverages	S+ 2.75% (6.48%)	3/31/2031	6,118	6,090	6,144	2.4%
ProAmpac PG Borrower, LLC (b)	Chemicals	S+ 4.00% (7.66%)	3/7/2033	7,061	6,958	6,931	2.7%
Proofpoint, Inc. (b) (f)	Software	S+ 3.00% (6.73%)	8/31/2028	6,583	6,562	6,344	2.5%
Pug, LLC (f)	Entertainment	S+ 4.75% (8.39%)	3/15/2030	4,952	4,930	4,978	1.9%
Quikrete Holdings, Inc. (f)	Construction Materials	S+ 2.25% (5.89%)	4/14/2031	4,483	4,477	4,477	1.7%
Quikrete Holdings, Inc. (b)	Construction Materials	S+ 2.25% (5.89%)	2/10/2032	2,518	2,514	2,515	1.0%
Radiology Partners, Inc. (b)	Health Care Providers & Services	S+ 4.50% (8.23%)	6/30/2032	7,553	7,487	7,543	2.9%
Raven Acquisition Holdings, LLC (b)	Health Care Providers & Services	S+ 3.00% (6.64%)	11/19/2031	9,678	9,626	9,542	3.7%
Raven Acquisition Holdings, LLC (b) (d)	Health Care Providers & Services	S+ 3.00%	11/19/2031	—	(4)	(10)	0.0%
RealTruck Group, Inc. (b)	Automobile Components	S+ 4.75% (8.65%)	1/31/2031	8,340	8,285	5,129	2.0%
RealTruck Group, Inc. (b)	Automobile Components	S+ 6.00% (9.90%)	1/31/2031	4,432	4,380	2,751	1.1%
RealTruck Group, Inc. (b)	Automobile Components	S+ 5.75% (9.39%)	1/31/2031	2,884	2,162	2,943	1.1%
Recess Holdings, Inc. (b)	Household Durables	S+ 3.75% (7.42%)	2/21/2030	3,321	3,313	3,315	1.3%
Red Planet Borrower, LLC (b)	Media	S+ 3.75% (7.39%)	9/8/2032	2,703	2,678	2,700	1.1%
Renaissance Holdings Corp. (f)	Diversified Consumer Services	S+ 4.00% (7.66%)	4/5/2030	4,127	4,061	3,256	1.3%
Rithum Holdings, Inc. (b)	Software	S+ 4.75% (8.48%)	7/21/2032	4,963	4,873	4,671	1.8%
S&S Holdings, LLC (b)	Textiles, Apparel & Luxury Goods	S+ 5.00% (8.75%)	3/13/2028	4,648	4,604	4,590	1.8%
Sedgwick Claims Management Services, Inc. (b) (f)	Health Care Providers & Services	S+ 2.50% (6.14%)	7/31/2031	7,182	7,172	7,088	2.8%
Sotera Health Holdings, LLC (b)	Life Sciences Tools & Services	S+ 2.25% (5.89%)	5/30/2031	7,391	7,368	7,391	2.9%
Specialty Building Products Holdings, LLC (b) (f)	Building Products	S+ 3.75% (7.49%)	10/16/2028	6,393	6,248	5,755	2.2%
Staples, Inc. (f)	Specialty Retail	S+ 5.75% (9.41%)	9/4/2029	2,939	2,862	2,727	1.1%
Starlight Parent, LLC (b)	Software	S+ 4.00% (7.67%)	4/16/2032	2,701	2,639	2,252	0.9%
Stonepeak Nile Parent, LLC (b) (f)	Air Freight & Logistics	S+ 2.00% (5.66%)	4/9/2032	4,364	4,356	4,350	1.7%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

June 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Tamko Building Products, Inc. (f)	Building Products	S+ 3.00% (6.73%)	9/20/2030	$1,360	$1,353	$1,358	0.5%
Tecta America Corp. (b)	Construction & Engineering	S+ 2.50% (6.14%)	2/18/2032	5,441	5,432	5,443	2.1%
The E.W. Scripps Company (f)	Media	S+ 5.75% (9.50%)	6/30/2028	2,668	2,687	2,658	1.0%
TransDigm, Inc. (f)	Aerospace & Defense	S+ 2.50% (6.12%)	2/28/2031	3,880	3,875	3,881	1.5%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.50% (6.16%)	2/16/2028	9,825	9,825	9,838	3.8%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.25% (5.98%)	4/20/2033	7,699	7,680	7,690	3.0%
UKG, Inc. (b) (f)	Software	S+ 2.25% (5.91%)	2/10/2031	9,589	9,540	9,012	3.5%
University Support Services, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.37%)	2/12/2029	4,998	4,908	4,918	1.9%
US Anesthesia Partners, Inc. (b) (f)	Health Care Providers & Services	S+ 4.00% (7.74%)	10/2/2028	6,878	6,687	6,881	2.7%
Vaco Holdings, LLC (f)	Professional Services	S+ 5.00% (8.88%)	1/22/2029	549	452	447	0.2%
VFH Parent, LLC (f)	Capital Markets	S+ 2.50% (6.14%)	6/23/2031	4,950	4,950	4,948	1.9%
WCG Intermediate Corp. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.39%)	2/25/2032	4,450	4,421	4,414	1.7%
Western Dental Services, Inc.	Health Care Providers & Services	S+ 10.00% (13.67%) 7.50% PIK	1/28/2032	942	883	942	0.4%
Western Dental Services, Inc. (d)	Health Care Providers & Services	S+ 10.00%	1/28/2032	—	—	—	—%
WestJet Loyalty, LP (b)	Passenger Airlines	S+ 2.75% (6.48%)	2/14/2031	5,670	5,629	5,485	2.1%
White Cap Supply Holdings, LLC (f)	Building Products	S+ 3.25% (6.89%)	10/19/2029	5,254	5,235	5,241	2.0%
Wideopenwest Finance, LLC (f)	Media	S+ 3.00% (6.93%)	12/11/2028	2,992	2,762	2,716	1.1%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.39%)	8/1/2030	3,228	3,186	3,225	1.3%
Zayo Group Holdings, Inc. (f)	Diversified Telecommunication Services	S+ 3.50% (6.76%) 0.50% PIK	3/11/2030	3,531	3,353	3,529	1.4%
Subtotal Senior Secured First Lien Debt					$646,114	$624,359	243.30%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.24%)	6/11/2029	$1,943	$1,932	$1,706	0.7%
IDERA, Inc. (b) (e)	Software	S+ 6.75% (10.56%)	3/2/2029	1,036	1,031	622	0.2%
Peraton Corp. (b)	Communications Equipment	S+ 7.75% (11.52%)	2/1/2029	7,750	6,441	5,181	2.0%
Western Dental Holdings, LLC	Health Care Providers & Services	15.00% PIK	4/28/2032	2,056	2,056	2,057	0.8%
Subtotal Senior Secured Second Lien Debt					$11,460	$9,566	3.70%

Subordinated Debt
Resideo Funding, Inc.	Building Products	4.00%	9/1/2029	$2,000	$1,925	$1,917	0.7%
Subtotal Subordinated Debt					$1,925	$1,917	0.7%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Capital Markets	S+ 6.90% (10.83%)	4/22/2034	$1,410	$1,317	$1,320	0.5%
Battalion CLO, Ltd. 21-17A F	Capital Markets	S+ 7.50% (11.44%)	3/9/2034	1,224	1,156	417	0.2%
Carlyle GMS CLO, 16-3A FRR	Capital Markets	S+ 8.60% (12.54%)	7/20/2034	2,100	2,012	1,731	0.7%
Eaton Vance CDO, Ltd. 15-1A FR	Capital Markets	S+ 7.97% (11.91%)	1/20/2030	2,000	1,856	227	0.1%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

June 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Greywolf CLO, Ltd. 20-3RA ER	Capital Markets	S+ 8.74% (12.67%)	4/22/2033	$1,000	$907	$729	0.3%
Highbridge Loan Management, Ltd. 11A-17 E	Capital Markets	S+ 6.10% (10.02%)	5/6/2030	3,000	2,831	2,201	0.9%
KKR Financial CLO, Ltd. 15 FR	Capital Markets	S+ 8.50% (12.44%)	1/18/2032	2,000	1,928	697	0.3%
LCM, Ltd. Partnership 16A ER2	Capital Markets	S+ 6.38% (10.32%)	10/15/2031	2,500	2,361	1,635	0.6%
Saranac CLO, Ltd. 20-8A E	Capital Markets	S+ 8.12% (12.02%)	2/20/2033	1,455	1,446	618	0.2%
Sound Point CLO, Ltd. 17-2A E	Capital Markets	S+ 6.10% (10.03%)	7/25/2030	2,401	2,211	1,494	0.6%
Sound Point CLO, Ltd. 18-3A D	Capital Markets	S+ 5.79% (9.72%)	10/26/2031	1,025	962	605	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Capital Markets	S+ 6.95% (10.89%)	7/16/2032	3,000	2,845	2,478	1.0%
Venture CLO 43, Ltd. 21-43A E	Capital Markets	S+ 7.15% (11.09%)	4/15/2034	3,000	2,937	1,724	0.7%
Wind River CLO, Ltd. 14-2A FR	Capital Markets	S+ 7.87% (11.81%)	1/15/2031	3,000	2,687	100	0.0%
Subtotal Collateralized Securities					$27,456	$15,976	6.3%
Equity/Other
Bond US Bidco 1, Inc.	Chemicals	7.13%	6/15/2033	500	$500	$504	0.2%
Gordian Medical, Inc.	Health Care Providers & Services			414,532	7,448	7,316	2.9%
Gordian Medical, Inc.	Health Care Providers & Services			392,171	—	—	—%
Multi-Color Corp.	Containers & Packaging			483	46	44	0.0%
Multi-Color Corp.	Containers & Packaging			839	699	688	0.3%
Multi-Color Corp.	Containers & Packaging			776	6	2	0.0%
PG&E Corp.	Electric Utilities	6.00%	12/1/2027	229,550	10,683	9,496	3.7%
PODS, LLC	Air Freight & Logistics	8.75%	5/15/2031	3,000	3,000	2,926	1.1%
Resolute Investment Managers, Inc.	Capital Markets			30,370	1,286	55	0.0%
Rithm Capital Corp.	Mortgage Real Estate Investment Trusts (REITs)	8.50%	6/1/2031	3,000	3,000	3,009	1.2%
Univision Communications	Media	8.88%	4/15/2033	2,670	2,670	2,627	1.0%
Western Dental Holdings, LLC	Health Care Providers & Services			11,676	1,340	1,340	0.5%
Subtotal Equity/Other					$30,678	$28,007	10.9%

TOTAL INVESTMENTS					$717,633	$679,825	264.9%
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) which resets daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2026. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members’ capital as of June 30, 2026.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $2.7 million of unfunded commitments to portfolio companies as of June 30, 2026.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Directv Financing, LLC (b)	Media	S+ 5.00% (9.10%)	8/2/2027	$196	$195	$196	0.1%
EIG Management Co., LLC (b)	Capital Markets	S+ 5.00% (8.72%)	5/17/2029	3,442	3,391	3,442	1.2%
Emerald Borrower, LP (b) (f)	Machinery	S+ 2.25% (6.12%)	8/4/2031	2,294	2,290	2,297	0.8%
Ensemble RCM, LLC (b) (f)	Health Care Providers & Services	S+ 3.00% (6.84%)	8/1/2029	13,311	13,238	13,368	4.7%
Entain, PLC (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	7/30/2032	4,788	4,788	4,747	1.7%
Entain, PLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	10/31/2029	3,459	3,454	3,435	1.2%
Epicor Software Corp. (b)	Software	S+ 2.50% (6.22%)	5/30/2031	6,070	6,041	6,086	2.2%
FinThrive Software Intermediate Holdings, Inc. (b)	Health Care Technology	S+ 5.25% (8.95%)	12/15/2028	2,970	2,947	2,732	1.0%
Fitness International, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 4.50% (8.22%)	2/12/2029	6,833	6,694	6,839	2.5%
FNZ Group Entities, Ltd. (b)	Financial Services	S+ 5.00% (8.90%)	11/5/2031	2,968	2,920	2,330	0.8%
Focus Financial Partners, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	9/15/2031	4,436	4,430	4,443	1.6%
Foresight Energy Operating, LLC (b)	Oil, Gas & Consumable Fuels	S+ 8.00% (11.77%)	6/30/2027	648	637	648	0.2%
Freeport LNG Investments, LLLP (f)	Oil, Gas & Consumable Fuels	S+ 3.00% (7.15%)	11/17/2026	4,818	4,805	4,820	1.7%
Galaxy US OpCo, Inc. (f)	Professional Services	S+ 5.75% (9.59%) 3.75% PIK	7/31/2030	2,326	2,094	2,229	0.8%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.18%)	8/18/2028	4,523	4,506	3,555	1.3%
Geosyntec Consultants, Inc. (b) (f)	Professional Services	S+ 3.00% (6.72%)	7/31/2031	9,181	9,144	9,227	3.3%
Global Medical Response, Inc. (b) (f)	Health Care Providers & Services	S+ 3.50% (7.38%)	10/1/2032	9,966	9,839	10,022	3.5%
Golden State Foods, LLC (b)	Food Products	S+ 4.00% (8.00%)	12/4/2031	6,419	6,379	6,450	2.3%
Gulfside Supply, Inc. (b) (f)	Building Products	S+ 3.00% (6.67%)	6/17/2031	4,444	4,444	4,375	1.6%
Hamilton Projects Acquiror, LLC (f)	Independent Power and Renewable Electricity Producers	S+ 2.50% (6.22%)	5/30/2031	6,580	6,568	6,617	2.4%
HelpSystems Holdings, Inc. (b)	Software	S+ 6.00% (9.97%)	5/21/2029	4,590	4,333	4,139	1.5%
Hudson River Trading, LLC (b) (f)	Capital Markets	S+ 2.75% (6.49%)	3/18/2030	5,224	5,201	5,243	1.9%
Hunter Douglas, Inc. (f)	Household Durables	S+ 3.00% (6.67%)	1/16/2032	4,484	4,471	4,500	1.6%
Icon Parent I, Inc. (b)	Software	S+ 2.75% (6.45%)	11/13/2031	4,975	4,956	4,981	1.8%
IDERA, Inc. (f)	Software	S+ 3.50% (7.35%)	3/2/2028	4,950	4,952	4,602	1.7%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	3,567	3,559	3,578	1.3%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	225	224	226	0.1%
ION Platform Finance US, Inc. (f)	Software	S+ 3.75% (7.42%)	9/30/2032	4,063	4,022	3,803	1.4%
Jane Street Group, LLC (b) (f)	Financial Services	S+ 2.00% (5.82%)	12/15/2031	8,084	8,075	8,040	2.9%
Jump Financial, LLC (b) (f)	Financial Services	S+ 3.50% (7.17%)	2/26/2032	7,232	7,169	7,124	2.6%
Kaman Corp. (b) (d)	Aerospace & Defense	S+ 2.50% (6.43%)	2/26/2032	56	55	58	—%
Kaman Corp. (b) (f)	Aerospace & Defense	S+ 2.50% (6.32%)	2/26/2032	6,199	6,193	6,220	2.2%
Kaseya, Inc. (b)	Software	S+ 3.00% (6.72%)	3/22/2032	3,772	3,754	3,772	1.4%
Kingpin Intermediate Holdings, LLC	Hotels, Restaurants & Leisure	7.25%	10/15/2032	5,000	4,896	4,733	1.7%
Kingpin Intermediate Holdings, LLC (f)	Hotels, Restaurants & Leisure	S+ 3.25% (6.97%)	9/22/2032	7,500	7,445	7,331	2.6%
Kodiak Building Partners, LLC (f)	Building Products	S+ 3.75% (7.47%)	12/4/2031	4,000	3,836	3,896	1.4%
LABL, Inc. (b)	Containers & Packaging	S+ 5.00% (8.94%)	10/30/2028	4,910	4,871	3,093	1.1%
Max US Bidco, Inc. (b)	Food Products	S+ 5.00% (8.67%)	10/3/2030	4,912	4,730	3,755	1.4%
Merlin Buyer, Inc. (f)	Machinery	S+ 4.00% (7.67%)	12/13/2028	1,108	1,106	1,118	0.4%
Mermaid Bidco Inc (b) (f)	IT Services	S+ 3.25% (7.15%)	7/3/2031	7,462	7,444	7,481	2.7%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
MH Sub I, LLC (b) (f)	IT Services	S+ 4.25% (7.97%)	5/3/2028	$5,367	$5,225	$4,978	1.8%
Monogram Food Solutions, LLC (f)	Food Products	S+ 4.00% (7.83%)	8/28/2028	2,088	2,027	2,088	0.8%
Nexus Buyer, LLC (b)	Capital Markets	S+ 3.50% (7.22%)	7/31/2031	4,962	4,944	4,889	1.8%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.04%)	4/3/2028	2,204	2,192	2,202	0.8%
Omnia Partners, LLC (f)	Commercial Services & Supplies	S+ 2.75% (6.46%)	12/31/2032	6,152	6,121	6,171	2.2%
Peer Holding III B.V. (b)	Broadline Retail	S+ 2.50% (6.17%)	7/1/2031	5,940	5,940	5,961	2.1%
PetSmart, LLC (f)	Specialty Retail	S+ 4.00% (7.73%)	8/18/2032	2,455	2,455	2,442	0.9%
Pluto Acquisition I, Inc. (b)	Health Care Providers & Services	S+ 4.00% (7.87%)	9/20/2028	9,630	9,631	7,984	2.9%
PODS, LLC (b) (f)	Air Freight & Logistics	S+ 3.00% (6.83%)	3/31/2028	7,438	7,133	7,343	2.6%
Pregis TopCo, LLC (b)	Containers & Packaging	S+ 4.00% (7.72%)	2/1/2029	6,661	6,648	6,712	2.4%
Pretzel Parent, Inc. (b)	Entertainment	S+ 4.50% (8.22%)	10/1/2031	3,474	3,428	3,426	1.2%
Proofpoint, Inc. (b) (f)	Software	S+ 3.00% (6.92%)	8/31/2028	6,616	6,591	6,644	2.4%
Pug, LLC (f)	Entertainment	S+ 4.75% (8.47%)	3/15/2030	2,500	2,471	2,474	0.9%
Quikrete Holdings, Inc. (f)	Construction Materials	S+ 2.25% (5.97%)	4/14/2031	4,506	4,499	4,517	1.6%
Quikrete Holdings, Inc. (b)	Construction Materials	S+ 2.25% (5.97%)	2/10/2032	2,531	2,525	2,538	0.9%
Radiology Partners, Inc. (b)	Health Care Providers & Services	S+ 4.50% (8.17%)	6/30/2032	7,591	7,518	7,570	2.7%
Raven Acquisition Holdings, LLC (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	11/19/2031	9,727	9,670	9,754	3.5%
Raven Acquisition Holdings, LLC (b) (d)	Health Care Providers & Services	S+ 3.00%	11/19/2031	—	(4)	2	0.0%
Recess Holdings, Inc. (b)	Household Durables	S+ 3.75% (7.62%)	2/21/2030	5,343	5,312	5,373	1.9%
Red Planet Borrower, LLC (b)	Media	S+ 4.00% (7.72%)	9/8/2032	7,499	7,427	7,506	2.7%
Renaissance Holdings Corp. (f)	Diversified Consumer Services	S+ 4.00% (7.72%)	4/5/2030	4,148	4,073	3,613	1.3%
Rithum Holdings, Inc. (b)	Software	S+ 4.75% (8.42%)	7/21/2032	4,988	4,891	4,977	1.8%
Roper Industrial Products Investment Co., LLC (f)	Industrial Conglomerates	S+ 2.75% (6.42%)	11/22/2029	4,947	4,877	4,973	1.8%
S&S Holdings, LLC (b)	Textiles, Apparel & luxury goods	S+ 5.00% (8.83%)	3/13/2028	4,673	4,615	4,668	1.7%
Sedgwick Claims Management Services, Inc. (b) (f)	Health Care Providers & Services	S+ 2.50% (6.22%)	7/31/2031	7,218	7,205	7,239	2.6%
Sharp Services, LLC (f)	Health Care Providers & Services	S+ 3.00% (6.67%)	9/29/2032	3,016	3,001	3,023	1.1%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%)	5/18/2028	1,847	1,663	1,754	0.6%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%) 5.50% PIK	8/18/2028	10,782	10,463	1,617	0.6%
Sonrava Health Holdings, LLC	Health Care Providers & Services	S+ 10.00% (13.77%) 2.50% PIK	6/3/2026	311	311	311	0.1%
Sotera Health Holdings, LLC (b)	Life Sciences Tools & Services	S+ 2.50% (6.34%)	5/30/2031	7,410	7,382	7,442	2.7%
Specialty Building Products Holdings, LLC (b)	Building Products	S+ 3.75% (7.57%)	10/16/2028	4,926	4,823	4,583	1.7%
Staples, Inc. (f)	Specialty Retail	S+ 5.75% (9.60%)	9/4/2029	2,955	2,866	2,799	1.0%
Starlight Parent, LLC (b)	Software	S+ 4.00% (7.70%)	4/16/2032	5,486	5,334	5,472	2.0%
Stonepeak Nile Parent, LLC (b) (f)	Air Freight & Logistics	S+ 2.25% (6.16%)	4/9/2032	4,375	4,365	4,373	1.6%
Tecta America Corp. (b)	Construction & Engineering	S+ 2.75% (6.47%)	2/18/2032	5,468	5,458	5,485	2.0%
TransDigm, Inc. (f)	Aerospace & Defense	S+ 2.50% (6.22%)	2/28/2031	3,900	3,894	3,914	1.4%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.50% (6.34%)	2/16/2028	9,849	9,847	9,859	3.6%
Triton Water Holdings, Inc. (b) (f)	Beverages	S+ 2.25% (5.92%)	3/31/2028	7,384	7,365	7,402	2.7%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 5.00% (8.83%)	1/31/2028	4,444	4,378	3,428	1.2%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 3.75% (7.58%)	1/31/2028	$8,362	$8,295	$6,391	2.3%
UKG, Inc. (b) (f)	Software	S+ 2.50% (6.34%)	2/10/2031	9,638	9,581	9,642	3.5%
United Airlines, Inc. (b)	Passenger Airlines	S+ 2.00% (5.73%)	2/24/2031	3,710	3,697	3,722	1.3%
University Support Services, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	2/12/2029	4,025	3,974	3,882	1.4%
US Anesthesia Partners, Inc. (b) (f)	Health Care Providers & Services	S+ 4.00% (7.99%)	10/2/2028	6,913	6,682	6,938	2.5%
VFH Parent, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	6/23/2031	5,000	5,000	5,010	1.8%
Victory Buyer, LLC (b)	Building Products	S+ 3.75% (7.58%)	11/20/2028	7,349	7,182	7,375	2.7%
WCG Purchaser Corp. (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	2/25/2032	4,473	4,453	4,479	1.6%
WestJet Loyalty, LP (b)	Passenger Airlines	S+ 3.25% (6.92%)	2/14/2031	5,699	5,653	5,718	2.1%
White Cap Supply Holdings, LLC (f)	Building Products	S+ 3.25% (6.97%)	10/19/2029	5,280	5,258	5,301	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.47%)	8/1/2030	3,245	3,197	3,249	1.2%
X Corp. (b)	Interactive Media & Services	S+ 6.50% (10.45%)	10/26/2029	4,949	4,923	4,857	1.7%
X Corp. (b) (f)	Interactive Media & Services	9.50%	10/26/2029	7,500	7,430	7,468	2.7%
Zayo Group Holdings, Inc. (f)	Diversified Telecommunication Services	S+ 3.50% (6.83%) 0.50% PIK	3/11/2030	4,482	4,205	4,242	1.5%
Subtotal Senior Secured First Lien Debt					$668,611	$648,199	233.4%
Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.33%)	6/11/2029	$1,943	$1,930	$1,570	0.6%
Edelman Financial Center, LLC (f)	Capital Markets	S+ 5.25% (8.97%)	10/6/2028	4,750	4,743	4,734	1.7%
IDERA, Inc. (b) (e)	Software	S+ 6.75% (10.75%)	3/2/2029	1,036	1,031	933	0.3%
Neptune Bidco US, Inc. (f)	Interactive Media & Services	S+ 9.75% (13.76%)	10/11/2029	579	568	579	0.2%
Peraton Corp. (b)	Communications Equipment	S+ 7.75% (11.67%)	2/1/2029	9,750	7,882	7,636	2.8%
Subtotal Senior Secured Second Lien Debt					$16,154	$15,452	5.6%

Subordinated Debt
Resideo Funding, Inc.	Building Products	4.00%	9/1/2029	$2,000	$1,915	$1,934	0.7%
Subtotal Subordinated Debt					$1,915	$1,934	0.7%

Collateralized Securities				`
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Capital Markets	S+ 6.90% (11.02%)	4/22/2034	$1,410	$1,313	$1,320	0.5%
Battalion CLO, Ltd. 21-17A F	Capital Markets	S+ 7.50% (11.65%)	3/9/2034	1,224	1,153	570	0.2%
Carlyle GMS CLO, 16-3A FRR	Capital Markets	S+ 8.60% (12.75%)	7/20/2034	2,100	2,008	1,823	0.7%
Eaton Vance CDO, Ltd. 15-1A FR	Capital Markets	S+ 7.97% (12.12%)	1/20/2030	2,000	1,839	846	0.3%
Greywolf CLO, Ltd. 20-3RA ER	Capital Markets	S+ 8.74% (12.86%)	4/22/2033	1,000	902	916	0.3%
Highbridge Loan Management, Ltd. 11A-17 E	Capital Markets	S+ 6.10% (10.25%)	5/6/2030	3,000	2,812	2,592	0.9%
KKR Financial CLO, Ltd. 15 FR	Capital Markets	S+ 8.50% (12.65%)	1/18/2032	2,000	1,923	1,795	0.6%
LCM, Ltd. Partnership 16A ER2	Capital Markets	S+ 6.38% (10.55%)	10/15/2031	2,500	2,350	1,807	0.7%
Saranac CLO, Ltd. 20-8A E	Capital Markets	S+ 8.12% (12.27%)	2/20/2033	1,455	1,445	1,095	0.4%
Sound Point CLO, Ltd. 17-2A E	Capital Markets	S+ 6.10% (10.22%)	7/25/2030	2,400	2,190	1,820	0.7%
Sound Point CLO, Ltd. 18-3A D	Capital Markets	S+ 5.79% (9.91%)	10/26/2031	1,000	931	819	0.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Symphony CLO, Ltd. 2012-9A ER2	Capital Markets	S+ 6.95% (11.11%)	7/16/2032	$3,000	$2,834	$2,779	1.0%
Venture CLO 43, Ltd. 21-43A E	Capital Markets	S+ 7.15% (11.32%)	4/15/2034	3,000	2,933	2,715	1.0%
Wind River CLO, Ltd. 14-2A FR	Capital Markets	S+ 7.87% (12.04%)	1/15/2031	3,000	2,660	91	0.0%
Subtotal Collateralized Securities					$27,293	$20,988	7.6%

Equity/Other
Gordian Medical, Inc.	Health Care Providers & Services			414,532	$7,448	$7,316	2.6%
Gordian Medical, Inc.	Health Care Providers & Services			392,171	—	—	—%
PG&E Corp.	Electric Utilities	6.00%	12/1/2027	229,550	10,683	9,412	3.4%
Resolute Investment Managers, Inc.	Financial Services			30,370	1,286	991	0.4%
Subtotal Equity/Other					$19,417	$17,719	6.4%

TOTAL INVESTMENTS					$733,390	$704,292	253.7%
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Below is certain summarized financial information for SLF as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and June 30, 2025:

Selected Statements of Assets and Liabilities Information	June 30,	December 31,
	2026	2025

ASSETS
Investments, at fair value (amortized cost of $717,633 and $733,390, respectively)	$679,825	$704,292
Cash and other assets	41,647	47,224
Total assets	$721,472	$751,516

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,107 and $1,445, respectively)	$441,393	$450,555
Secured borrowings	461	599
Other liabilities	23,678	22,715
Total Liabilities	$465,532	$473,869

MEMBERS’ CAPITAL
Total members’ capital	$255,940	$277,647

Total liabilities and members’ capital	$721,472	$751,516

Selected Statements of Operations Information	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Investment income:
Total investment income	13,193	20,787	27,343	43,584

Operating expenses:
Interest and credit facility financing expenses	6,558	8,949	13,208	18,047
Other expenses	541	604	1,167	1,214
Total expenses	7,099	9,553	14,375	19,261

Net investment income	6,094	11,234	12,968	24,323

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	(2,923)	(1,145)	(22,023)	(13,011)

Net increase (decrease) in members’ capital resulting from operations	$3,171	$10,089	$(9,055)	$11,312

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the six months ended June 30, 2026 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Post Road Equipment Finance, LLC.

Selected Balance Sheet Information	As of June 30,	As of December 31,
	2026	2025

Total Assets	$1,369,732	$1,252,779
Total Liabilities	1,163,902	1,069,033

Selected Income Statement Information	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$33,771	$35,228	$68,075	$69,335
Net income (loss)	5,854	3,939	15,316	3,568
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
For the period ended June 30, 2026
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
As of June 30, 2026 and December 31, 2025, $14.9 million and $15.4 million was payable to the Adviser for Management Fees, respectively.
For the three and six months ended June 30, 2026, the Company incurred $14.9 million and $29.9 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement. For the three and six months ended June 30, 2025, the Company incurred $15.2 million and $30.2 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
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
For the period ended June 30, 2026
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
As of June 30, 2026, $6.9 million was payable to the Adviser for the incentive fee on income. As of December 31, 2025, $8.4 million was payable to the Adviser for the incentive fee on income.
For the three and six months ended June 30, 2026, the Company incurred $6.8 million and $14.2 million, in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the three and six months ended June 30, 2025, the Company incurred $7.9 million and $16.9 million, in incentive fees on income under the Amended and Restated Investment Advisory Agreement.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
For the three and six months ended June 30, 2026 and 2025, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of June 30, 2026 and December 31, 2025, $1.7 million and $3.1 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For the three and six months ended June 30, 2026, the Company incurred $0.9 million and $1.7 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations. For the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.4 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of June 30, 2026, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.3 billion and the Company’s asset coverage was 178%.
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
For the period ended June 30, 2026
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
For the period ended June 30, 2026
(Unaudited)
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. The Wells Fargo Credit Facility had an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Pursuant to an amendment to the loan and servicing agreement entered into on August 30, 2024 (the “Fourth Wells Fargo Credit Facility Amendment”), the spread was reduced to 2.15% per annum from 2.75% per annum. The loan and servicing agreement was further amended on April 10, 2026 (the “Fifth Wells Fargo Credit Facility Amendment”), and such amendment, among other things, (i) increased the facility amount from $300.0 million to $400.0 million, (ii) reduced the spread on borrowings from 2.15% to 1.95% per annum, (iii) extended the maturity date from August 25, 2028 to April 10, 2031, (iv) extended the reinvestment period from August 25, 2026 to April 10, 2029 and (v) reduced the non-usage fee to (a) 0.35% per annum on the unused balance through July 10, 2026, (b) 0.50% per annum on the unused balance between July 10, 2026 and January 10, 2027, and (c) thereafter, (1) 0.50% per annum for any unused balance up to or equal to 70.0% of the then current facility amount and (2) 1.50% per annum for any unused balance in excess of 70% of the facility amount. Interest is payable quarterly in arrears.
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
For the period ended June 30, 2026
(Unaudited)
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
For the period ended June 30, 2026
(Unaudited)
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
In addition, on the occurrence of a “Change of Control Repurchase Event,” as defined in the Fourth Supplemental Indenture, the Company will generally be required to make an offer to purchase the outstanding 2030 Notes at a price equal to 100% of the principal amount of such 2030 Notes plus any accrued and unpaid interest on the 2030 Notes repurchased to, but not including, the date of purchase. In connection with the issuance of the 2030 Notes, the Company entered into a Registration Rights Agreement, dated as of October 2, 2025 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers of the 2030 Notes, pursuant to which, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2030 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2030 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the 2030 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2030 Notes. See Note 20 - Subsequent Events for additional information about the exchange offer.

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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
As of June 30, 2026 and December 31, 2025, the components of the carrying value of the 2030 Notes were as follows:

	June 30, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(3,442)	(3,843)
Original issue discount, net of accretion	(2,951)	(3,295)
Adjustment for the change in fair value of an effective hedge accounting relationship	(5,702)	(609)
Carrying value of 2030 Notes	$287,905	$292,253
For the three and six months ended June 30, 2026, the components of interest expense related to the 2030 Notes, including the impact of the hedge accounting relationship, were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Borrowing interest expense	$4,500	$9,000
Amortization of debt issuance cost	201	400
Accretion of original issue discount	173	344
Interest rate swaps	3,331	5,425
Hedged items	(3,132)	(5,092)
Total interest and debt financing expenses	$5,073	$10,077
For the three and six months ended June 30, 2025, no amounts were recognized.

The following table represents borrowings as of June 30, 2026:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$1,050,000	$945,532	$(3,681)	$941,851
JPM Revolver Facility	1/16/2030	780,000	307,678	(2,313)	305,365
Wells Fargo Credit Facility	4/10/2031	400,000	272,236	(3,245)	268,991
2029 Notes	6/15/2029	400,000	398,937	(3,599)	395,338
2030 Notes (1)	10/2/2030	300,000	291,347	(3,442)	287,905
Total		$2,930,000	$2,215,730	$(16,280)	$2,199,450
(1) 2030 Notes are inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
The following table represents borrowings as of December 31, 2025:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$1,050,000	$962,969	$(4,241)	$958,728
JPM Revolver Facility	1/16/2030	780,000	2,216	(2,636)	(420)
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,759	(4,202)	394,557
2030 Notes (1)	10/2/2030	300,000	296,096	(3,843)	292,253
Total		$3,130,000	$2,260,040	$(14,922)	$2,245,118

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
(1) 2030 Notes are inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
The weighted average annualized interest cost for all facility borrowings and unsecured notes for the six months ended June 30, 2026 and 2025 was 5.99% and 6.20%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for six months ended June 30, 2026 and 2025 was $2.2 billion and $2.1 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the six months ended June 30, 2026 and 2025 was $2.6 billion and $2.3 billion, respectively.

Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of June 30, 2026 and December 31, 2025, the Company had no short-term borrowings outstanding. For the three and six months ended June 30, 2026 and 2025, the Company did not incur interest expense in connection with short-term borrowings. For the three and six months ended June 30, 2026 and 2025, the Company did not have short-term borrowings.
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

As of June 30, 2026 and December 31, 2025, the Company had no total return swaps outstanding. Due to the Company’s continuing involvement in these assets, these assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedules of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

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

As of June 30, 2026 and December 31, 2025, the Company had no secured borrowings outstanding. For the three and six months ended June 30, 2026, the Company had no interest expense in connection with secured borrowings. For the three months ended June 30, 2025, the Company recorded no interest expense. For the six months ended June 30, 2025, the Company recorded interest expense of $0.4 million in connection with secured borrowings. For the six months ended June 30, 2026, the Company had no outstanding balance of secured borrowings. For the six months ended June 30, 2025, the Company had an average outstanding balance of secured borrowings of $12.7 million and bore interest at a weighted average rate of 5.71%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The following table represents interest and debt fees for the three and six months ended June 30, 2026:

	Three months ended June 30, 2026					Six months ended June 30, 2026
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$13,651	$281	$255	(3)	(4)	$27,126	$560	$526
JPM Revolver Facility	(5)	0.38%	4,427	162	471	(5)	0.38%	4,680	323	1,209
Wells Fargo Credit Facility	(6)	(7)	4,230	151	104	(6)	(7)	8,591	150	130
2026 Notes (8)	(8)	n/a	—	—	—	3.25%	n/a	2,410	—	—
2029 Notes	7.20%	n/a	7,200	303	90	7.20%	n/a	14,400	603	178
2030 Notes	6.00% (9)	n/a	4,500	201	372	6.00%(9)	n/a	9,000	401	677
Total			$34,008	$1,098	$1,292			$66,207	$2,037	$2,720
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, administrative agent fees, and the impact of the effective hedge through the interest rate swap associated with the 2030 Notes.
(3)    From January 1, 2026 through June 30, 2026 the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.15% per annum.
(4)    From January 1, 2026 through June 30, 2026, the non-usage fee per annum was 0.55%.
(5)    From January 1, 2026 through June 30, 2026, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(6)    From January 1, 2026 through April 9, 2026, the interest rate was daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum. From April 10, 2026 through June 30, 2026, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 1.95% per annum.
(7)    From January 1, 2026 through April 9, 2026, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance. From April 10, 2026 through June 30, 2026 , the non-usage fee per annum was amended to 0.35%.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The following table represents interest and debt fees for the three and six months ended June 30, 2025:

	Three months ended June 30, 2025					Six months ended June 30, 2025
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$10,941	$186	$295	(3)	(4)	$21,407	368	596
JPM Revolver Facility	(5)	0.38%	8,062	163	283	(5)	0.38%	15,280	295	568
Wells Fargo Credit Facility	(6)	(7)	4,906	—	23	(6)	(7)	9,773	—	53
2026 Notes	3.25%	n/a	2,438	—	—	3.25%	n/a	4,876	—	—
2029 Notes	7.20%	n/a	7,200	303	89	7.20%	n/a	14,400	588	178
Secured borrowings	(8)	n/a	—	—	—	(8)	n/a	359	—	—
Total			$33,547	$652	$690			$66,095	$1,251	$1,395
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, and administrative agent fees.
(3)    From January 1, 2025 through June 29, 2025, the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.25% per annum. Subsequent to June 30, 2025, the interest rate was amended to three-month Term SOFR, plus a spread of 2.15% per annum.
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
At June 30, 2026 and December 31, 2025, the Company had no secured borrowings outstanding. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2026 and December 31, 2025, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

	Level	Principal Outstanding as of June 30, 2026	Fair Value as of June 30, 2026
JPM Credit Facility	3	$945,532	$945,532
JPM Revolver Facility	3	307,678	307,678
Wells Fargo Credit Facility	3	272,236	272,236
2029 Notes	3	398,937	409,392
2030 Notes(1)	3	291,347	290,202
Total		$2,215,730	$2,225,040
(1) 2030 Notes are inclusive of change in fair value of effective hedge.

	Level	Principal Outstanding as of December 31, 2025	Fair Value as of December 31, 2025
JPM Credit Facility	3	$962,969	$962,969
JPM Revolver Facility	3	2,216	2,216
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	298,980
2029 Notes	3	398,759	412,368
2030 Notes(1)	3	296,096	297,126
Total		$2,260,040	$2,273,659
(1) 2030 Notes are inclusive of change in fair value of effective hedge.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
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

In connection with the Company’s issuance of the 2030 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $300 million that matures on October 2, 2030. The Company receives fixed interest rate of 6.00% and pays floating interest rate of three-month SOFR plus 2.515%. The Company designated this interest rate swap and the 2030 Notes as a qualifying fair value hedge accounting relationship. As of June 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(5.7) million and $(0.6) million, respectively, included as a component of other liabilities on the consolidated statement of assets and liabilities.

The Company may also enter into interest rate swap agreements for which the Company does not utilize hedge accounting. These agreements are marked-to-market by recognizing the difference between the contract interest rate and the current market rate as unrealized gain (loss) on derivatives on the consolidated statements of assets and liabilities. As of June 30, 2026 and December 31, 2025, there was $45 thousand and $0.3 million of unrealized loss, respectively. For the three and six months ended June 30, 2026, the net change in unrealized appreciation (depreciation) on derivatives that does not utilize hedge accounting was $0.1 million and $0.3 million. For the three and six months ended June 30, 2025, the net change in unrealized appreciation (depreciation) on derivatives that does not utilize hedge accounting was $(0.1) million, and $(0.3) million, respectively. For the three and six months ended June 30, 2026, the net realized loss on derivatives that does not utilize hedge accounting was $(21) thousand and $(40) thousand, respectively. For the three and six months ended June 30, 2025, the net realized gain on derivatives that does not utilize hedge accounting was $17 thousand and $6 thousand.

As of June 30, 2026 and December 31, 2025, the interest rate swaps are classified within Level 2 of the fair value hierarchy and is subject to ISDA Master Agreements or similar agreements. As of June 30, 2026 and December 31, 2025, there was $5.4 million and $1.4 million, respectively, of collateral pledged for derivatives which is included in restricted cash on the consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Note 7 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments of $678.3 million and $701.3 million, respectively. The Company maintains sufficient cash on hand, and available borrowings to fund such unfunded commitments.
As of June 30, 2026, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Accel International Holdings, LLC	Senior Secured First Lien Debt	Revolver	$4,762	$3,810
ACE Solutions, LLC	Senior Secured First Lien Debt	Delayed Draw	3,135	3,135
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,797	616
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,590
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Delayed Draw	6,772	5,637
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Revolver	7,906	7,906
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Delayed Draw	11,249	10,492
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Revolver	911	911
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,012	118
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	2,530
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	6,601	6,601
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,107	4,107
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,284	3,284
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,817	16,725
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,424	2,780
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,919	3,829
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	2,274
CCI Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,051	3,051
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	3,540	3,540
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Revolver	5,313	5,313
Cliffwater, LLC	Senior Secured First Lien Debt	Revolver	2,881	2,881
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	9,760	3,997
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Revolver	4,885	4,553
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,622
Coronis Health I, LLC	Senior Secured First Lien Debt	Delayed Draw	1,330	532
DayMark Wealth Partners, LLC	Senior Secured First Lien Debt	Delayed Draw	4,000	4,000
DayMark Wealth Partners, LLC	Senior Secured First Lien Debt	Revolver	500	500
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	$13,290	$6,911
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	3,190
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
Flow Traders Holding, LLC	Senior Secured First Lien Debt	Revolver	6,253	3,335
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	3,379	3,379
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,269
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	5,262	4,385
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
GRVTY, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,371	2,371
GRVTY, Inc.	Senior Secured First Lien Debt	Revolver	1,185	1,185
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,695	29,490
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	579
Hunter Communications & Technologies, LLC	Senior Secured First Lien Debt	Delayed Draw	3,143	2,703
Hunter Communications & Technologies, LLC	Senior Secured First Lien Debt	Revolver	628	628
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	4,857	4,857
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	8,667	3,908
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	3,978
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,364	1,600
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	1,094
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	608
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	150,000	150,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	24,750	1,670
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	2,820
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	8,029	5,085
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	3,961
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	12,009
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	2,300
Maravai Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,857	2,857
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	39,427	5
McDonald Worley, P.C.	Senior Secured First Lien Debt	Delayed Draw	23	23
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,775	1,775
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	$429	$192
MRI Software, LLC	Senior Secured First Lien Debt	Revolver	57	43
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver	1,299	390
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	1,811	869
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
OneSource Virtual, Inc.	Senior Secured First Lien Debt	Revolver	2,710	2,710
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	3,351	3,351
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	2,822
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151
Post Road Equipment Finance, LLC	Subordinated Debt	Revolver	35,000	4,000
Post Road Equipment Finance, LLC	Subordinated Debt	Revolver	40,000	40,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Delayed Draw	17,300	17,300
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Revolver	2,306	2,306
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,510	4,510
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	3,576
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	2,077
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,723
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,865
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,477	3,477
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	926	926
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	1,939	1,939
Vanco Payment Solutions, LLC	Senior Secured First Lien Debt	Revolver	530	530
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,210	1,210
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,990	1,990
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	3,058	3,058
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	996	996

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	$4,537	$4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,644	14
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,091	6,149
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	2,781
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	6,035	5,041
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Revolver	4,024	4,024
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$879,701	$678,318
As of December 31, 2025, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Accel International Holdings, LLC	Senior Secured First Lien Debt	Revolver	$4,762	$4,762
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,797	1,540
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	7,960
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,091
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Delayed Draw	6,778	6,778
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Revolver	7,906	7,906
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Delayed Draw	11,249	11,249
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Revolver	911	911
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,008	63
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed Draw	5,246	2,003
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	2,882
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	6,601	6,601
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,107	4,107
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,284	3,284
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,323	3,323
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,847	17,638
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,424	3,424
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,929	4,337

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	$2,715	$2,715
CCI Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,051	3,051
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	3,540	3,540
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Revolver	5,313	5,313
Cliffwater, LLC	Senior Secured First Lien Debt	Revolver	2,881	2,881
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	9,771	8,991
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Revolver	4,885	4,885
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,173
Coronis Health I, LLC	Senior Secured First Lien Debt	Delayed Draw	1,330	798
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	13,290
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	5,317
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	3,120	3,120
Flow Traders Holding, LLC	Senior Secured First Lien Debt	Revolver	6,253	6,253
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	4,507	3,587
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,743
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	3,509	3,509
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	5,262	5,262
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,717	31,239
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	698
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	8,685	6,514
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	2,394
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	5,620
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,398	7,391
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	4,513
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	532
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	100,000	100,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	5,483
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	24,918	3,296
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	15,349	11,190
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	3,961
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	12,009
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	$3,103	$3,103
Vanco Payment Solutions, LLC	Senior Secured First Lien Debt	Revolver	530	530
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,210	1,210
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	2,926	2,926
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	3,058	3,058
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,663	33
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,122	8,693
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	5,164
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	6,035	6,035
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Revolver	4,024	4,024
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,491	5,491
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$863,841	$701,341
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
For the period ended June 30, 2026
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
Note 9 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of June 30, 2026 and as of December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$—
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$—
Capital Drawdowns
For the six months ended June 30, 2026 and the year ended December 31, 2025, there were no capital drawdowns of Common Stock or Series A Preferred Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Note 10 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2026:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2025	135,487,319	$135	$2,530,983	$(691,048)	$1,840,070
Net investment income (loss)	—	—	—	36,549	36,549
Net realized gain (loss)	—	—	—	(32,817)	(32,817)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	14,739	14,739
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,226)	(1,226)
Distributions to common stockholders	—	—	—	(32,517)	(32,517)
Reinvested dividends	495,249	1	6,856	—	6,857
Balance as of March 31, 2026	135,982,568	$136	$2,537,839	$(706,325)	$1,831,650
Net investment income (loss)	—	—	—	33,233	33,233
Net realized gain (loss)	—	—	—	(1,239)	(1,239)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,466)	(5,466)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,226)	(1,226)
Distributions to common stockholders	—	—	—	(32,035)	(32,035)
Reinvested dividends	(124)	—	(2)	—	(2)
Repurchases	(2,499,996)	(3)	(33,947)	—	(33,950)
Balance as of June 30, 2026	133,482,448	$133	$2,503,890	$(713,062)	$1,790,961

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

The following table reflects the net assets attributable to Common Stock activity for the six months ended June 30, 2025:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2024	135,487,595	$135	$2,517,890	$(607,648)	$1,910,377
Net investment income (loss)	—	—	—	44,924	44,924
Net realized gain (loss) from investment transactions	—	—	—	3,452	3,452
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(23,517)	(23,517)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,686)	(1,686)
Distributions to common stockholders	—	—	—	(44,703)	(44,703)
Reinvested dividends	708,547	1	9,990	—	9,991
Balance as of March 31, 2025	136,196,142	$136	$2,527,880	$(629,183)	$1,898,833
Net investment income (loss)	—	—	—	39,580	39,580
Net realized gain (loss) from investment transactions	—	—	—	(11,492)	(11,492)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,930)	(1,930)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,687)	(1,687)
Distributions to common stockholders	—	—	—	(44,942)	(44,942)
Repurchases	(2,475,426)	(2)	(34,901)	—	(34,903)
Reinvested dividends	666,581	1	9,291	—	9,292
Balance as of June 30, 2025	134,387,297	$135	$2,502,270	$(649,658)	$1,852,747
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
The following table reflects the Common Stock activity for the six months ended June 30, 2026:

	Shares	Value
Shares issued through DRIP	495,125	$6,856
Share repurchases	(2,499,996)	(33,950)
	(2,004,871)	$(27,094)

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The following table reflects the Common Stock activity for the year ended December 31, 2025:

	Shares	Value
Shares issued through DRIP	2,568,531	$35,668
Share repurchases	(2,568,807)	(36,219)
	(276)	$(551)
Note 11 - Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of June 30, 2026 and December 31, 2025, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of June 30, 2026, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2025, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem, and each holder of Series A Preferred Stock has the right to require the Company to redeem, the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to the other party. As of June 30, 2026, a liquidity event had not commenced.
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
The following table presents the activity in the Company’s Series A Preferred Stock for the six months ended June 30, 2026:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2025	77,500	$77,434
Amortization of offering costs	—	9
Ending Balance, June 30, 2026	77,500	$77,443
The following table presents the activity in the Company’s Series A Preferred Stock for the six months ended June 30, 2025:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2024	77,500	$77,416
Amortization of offering costs	—	9
Ending Balance, June 30, 2025	77,500	$77,425
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
For the period ended June 30, 2026
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

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
March 3, 2025	May 9, 2025	23,444,496	2,475,427	$14.10	$34,903.49
March 5, 2026	May 8, 2026	34,527,343	2,499,996	$13.58	$33,949.95
Note 13 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2026 and 2025.

	For the three months ended June 30,		For the six months ended June 30,
Numerator	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$26,528	$26,158	$44,999	$51,017
Less: cumulative preferred stock dividends	(1,226)	(1,482)	(2,452)	(3,168)
Less: changes in carrying value of redeemable securities	(4)	(4)	(9)	(9)
Numerator for EPS - income available to common stockholders	$25,298	$24,672	$42,538	$47,840

Denominator
Weighted average common shares outstanding basic and diluted	134,526,401	135,118,703	135,004,283	135,356,935
Basic and diluted earnings per share	$0.19	$0.18	$0.32	$0.35

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Note 14 - Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2026
March 24, 2026	March 24, 2026	March 31, 2026	$0.24
May 11, 2026	May 11, 2026	July 1, 2026	$0.24

The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$0.29
March 10, 2025 (special)	March 10, 2025	March 18, 2025	$0.04
May 6, 2025	May 6, 2025	May 15, 2025	$0.29
May 6, 2025 (special)	May 6, 2025	May 15, 2025	$0.04

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2026
March 24, 2026	March 24, 2026	March 31, 2026	$15.82
May 11, 2026	May 11, 2026	July 1, 2026	$15.82

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$21.76
May 6, 2025	May 6, 2025	May 15, 2025	$21.76

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
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
As of June 30, 2026, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $55.9 million and deferred tax liabilities of $(77.8) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of June 30, 2026, there was no valuation allowance. The net deferred tax liability is included within accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Note 16 - Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025
Per share data:
Net asset value attributable to common stock, beginning of period	$13.58	$14.10

Results of operations (1)
Net investment income (loss)	0.52	0.62
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.19)	(0.24)
Net realized and unrealized gain (loss) on derivatives	0.00 (9)	(0.00) (9)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.33	0.38

Accretion to redemption value of Series A redeemable convertible preferred stock (1)	(0.00) (9)	(0.00) (9)
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.02)	(0.02)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.31	0.36

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.48)	(0.66)
Net decrease in net assets resulting from stockholder distributions	(0.48)	(0.66)

Other (3)	0.01	(0.01)
Net asset value attributable to common stock, end of period	$13.42	$13.79

Common shares outstanding at end of period	133,482,448	134,387,297
Total return (4)	2.34%	2.43%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,790,961	$1,852,747

Ratio of net investment income to average net assets attributable to common stock (5)	8.52%	9.94%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	13.03%	12.60%
Ratio of total net expenses to average net assets attributable to common stock (5)(7)	13.03%	12.60%
Portfolio turnover rate (8)	8.41%	13.06%
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
For the period ended June 30, 2026
(Unaudited)
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
(9)    Less than $0.01.
Note 17 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the six months ended June 30, 2026:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at June 30, 2026
Control Investments
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	$124	$—	$3,441	$(83)	$—	$75	$3,433
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	434	8,307	577	—	—	—	8,884
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	193	4,984	346	—	—	—	5,330
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	33	—	4,264	(133)	—	215	4,346
BCPE Oceandrive Buyer, Inc.(2) (5)	Equity/Other Investments	—	12,528	—	—	—	1	12,529
FBLC Senior Loan Fund, LLC (3) (5) (7)	Joint Venture	10,040	224,956	—	—	—	(6,749)	218,207
Kahala Aviation, LLC (5)	Subordinated Debt	2,966	33,911	24,829	—	—	250	58,990
Kahala Aviation, LLC (2) (5)	Equity/Other Investments	—	10,330	5,468	—	—	327	16,125
MGTF Radio Company, LLC (4) (5)	Senior Secured First Lien Debt	—	11,408	—	(12,000)	(33,020)	33,612	—
Post Road Equipment Finance, LLC (5) (7)	Equity/Other Investments	5,840	128,252	—	—	—	10,223	138,475
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	3,613	62,601	11	—	—	(12)	62,600
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	1,632	34,000	14,000	(17,000)	—	—	31,000
Post Road Equipment Finance, LLC (5) (7)	Subordinated Debt	40	—	3,000	(3,015)	—	15	—
Siena Capital Finance, LLC (5)	Equity/Other Investments	5,525	77,728	—	—	—	7,940	85,668
Siena Capital Finance, LLC (5)	Subordinated Debt	5,099	77,500	7,510	(12,500)	(9)	(1)	72,500
Total Control Investments		$35,539	$686,505	$63,446	$(44,731)	$(33,029)	$45,896	$718,087

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc. (2)	Equity/Other Investments	$—	$14,632	$—	$(14,632)	$—	$—	$—
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	32	532	266	—	—	—	798
Coronis Health I, LLC (5)	Senior Secured First Lien Debt	234	4,225	233	—	—	—	4,458
Coronis Health I, LLC (5)	Senior Secured Second Lien Debt	70	2,751	69	—	—	—	2,820
Coronis Health I, LLC (2)(5)	Equity/Other Investments	—	4,900	—	—	—	—	4,900

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at June 30, 2026
CRS-SPV, Inc. (4)(5)	Equity/Other Investments	$—	$2,008	$—	$(2,068)	$507	$(447)	$—
Integrated Efficiency Solutions, Inc. (4)(5)	Senior Secured First Lien Debt	8	1,378	—	(1,397)	18	1	—
Integrated Efficiency Solutions, Inc. (4)(5)	Senior Secured Second Lien Debt	—	668	—	(629)	(446)	407	—
Integrated Efficiency Solutions, Inc. (2)(5)	Equity/Other Investments	—	—	—	—	—	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (5)	Collateralized Securities	385	4,322	28	—	—	(1,102)	3,248
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (5)	Collateralized Securities	—	—	—	—	—	183	183
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (5)	Collateralized Securities	—	477	—	(12)	—	2	467
ORG GC Holdings, LLC (5)	Senior Secured First Lien Debt	530	10,111	(1)	—	—	2	10,112
ORG GC Holdings, LLC (2)(5)	Equity/Other Investments	—	—	—	—	—	—	—
ORG GC Holdings, LLC (5)	Senior Secured Second Lien Debt	—	2,810	—	—	—	(377)	2,433
ORG GC Holdings, LLC (2)(5)	Equity/Other Investments	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (2)	Equity/Other Investments	—	552	—	—	—	101	653
Tennenbaum Waterman Fund, LP (2)	Equity/Other Investments	—	461	—	—	—	(69)	392
Total Affiliate Investments		$1,259	$49,827	$595	$(18,738)	$79	$(1,299)	$30,464
Total Control & Affiliate Investments		$36,798	$736,332	$64,041	$(63,469)	$(32,950)	$44,597	$748,551
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
(2)Investment is non-income producing at June 30, 2026.
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
(4)Investment no longer held as of June 30, 2026.
(5)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6)Gross of net change in deferred taxes in the amount of $(23) thousand.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Dividends and interest for the six months ended June 30, 2026 attributable to Controlled and Affiliated investments no longer held as of June 30, 2026 were $7.9 thousand.
Realized gain (loss) for the six months ended June 30, 2026 attributable to Controlled and Affiliated investments no longer held as of June 30, 2026 was $(32.9) million.
Change in unrealized gain (loss) for the six months ended June 30, 2026 attributable to Controlled and Affiliated investments no longer held as of June 30, 2026 was $33.6 million.
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
For the period ended June 30, 2026
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
For the period ended June 30, 2026
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
Note 18 - Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker (the “CODM”) is comprised of the Company’s Chief Executive Officer, President, and Chief Operating Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). The evaluation of this key metric is used in determining the allocation of resources and the amount of dividends to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as total assets and the significant segment expenses are listed on the accompanying consolidated statements of operations.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2026
(Unaudited)
Note 20 - Subsequent Events

Distribution Declarations

On August 10, 2026, our Board of Directors declared a regular quarterly distribution of $0.24 per share of Common Stock, which will be paid on or around September 30, 2026 to stockholders of record as of September 24, 2026.

On August 10, 2026, our Board of Directors declared a distribution of $15.82 per share of Series A Preferred Stock, which will be paid on or around September 30, 2026 to stockholders of record as of September 24, 2026.

2030 Notes Exchange

Pursuant to a Registration Statement on Form N-14 (File No. 333-296000), on July 6, 2026, holders of the 2030 Notes were offered the opportunity to exchange their 2030 Notes for new registered notes with substantially identical terms (the “Unrestricted 2030 Notes”), through which holders representing 99.99% of the outstanding principal of the then 2030 Notes obtained Unrestricted 2030 Notes on July 31, 2026.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2026, 80.0% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of June 30, 2026, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of June 30, 2026, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At June 30, 2026:
Investment Portfolio	$4,079,384
Net assets attributable to common stock	1,790,961
Debt (net of deferred financing costs)	2,199,450
Net asset value per share attributable to common stock	13.42

Portfolio Activity for the Six Months Ended June 30, 2026:
Purchases during the period	364,103
Sales, repayments, and other exits during the period	341,995
Number of portfolio companies at end of period	151

Operating Results for the Six Months Ended June 30, 2026:
Net investment income (loss) per share	0.52
Net increase (decrease) in net assets per share resulting from operations attributable to common stockholders and participating securities	0.33
Net investment income (loss)	69,782
Net realized and unrealized gain (loss)	(24,783)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	42,538

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

During the six months ended June 30, 2026, we made $364.1 million of investments in portfolio companies and had $342.0 million in aggregate amount of sales and repayments, resulting in net investments of $22.1 million for the period. The total portfolio of debt investments at fair value consisted of 93.5% bearing variable interest rates and 6.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2026 was as follows:

	June 30, 2026
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	76.3%	9.3%
Senior Secured Second Lien Debt	3.7	11.9
Subordinated Debt	6.8	10.3
Debt Subtotal	86.8%	9.5%
Collateralized Securities (3)	0.1	18.9
Equity/Other (4)	7.8	7.5
FBLC Senior Loan Fund LLC (4)	5.3	9.3
Total	100.0%	9.3%
(1) As of June 30, 2026, FBLC Senior Loan Fund, LLC's holdings consisted of 93.2% senior secured debt, of which 91.8% represented senior secured first lien debt. As of June 30, 2026, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.8% and 2.1% of our total portfolio, respectively. As of June 30, 2026, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.3% and 3.4% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of June 30, 2026 would be as follows:

June 30, 2026
Percentage of Total Portfolio
Senior Secured First Lien Debt	90.9%
Senior Secured Second Lien Debt	3.6
Senior Secured - Subtotal	94.5%
Subordinated Debt	2.5
Collateralized Securities	0.4
Equity/Other	2.6
Total	100.0%
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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.1 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, we had eleven portfolio companies on non-accrual status with a total amortized cost of $112.7 million and fair value of $68.3 million, which represented 2.7% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2025, we had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans and, to a lesser extent, may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of June 30, 2026, we and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an administrative and loan services agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of June 30, 2026, our investment in SLF consisted of equity contributions of $225.0 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

Below is a summary of SLF’s portfolio as of June 30, 2026 and December 31, 2025. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	June 30, 2026	December 31, 2025

Total assets	$721,472	$751,516
Total investments (1)	$679,825	$704,292
Weighted Average Current Yield for Total Portfolio (2)	8.0%	7.9%
Number of Portfolio companies in SLF	149	139
Largest portfolio company investment (1)	$17,528	$13,952
Total of five largest portfolio company investments (1)	$64,733	$62,136
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	June 30,	December 31,
	2026	2025

ASSETS
Investments, at fair value (amortized cost of $717,633 and $733,390, respectively)	$679,825	$704,292
Cash and other assets	41,647	47,224
Total assets	$721,472	$751,516

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,107 and $1,445, respectively)	$441,393	$450,555
Secured borrowings	461	599
Other liabilities	23,678	22,715
Total Liabilities	$465,532	$473,869

MEMBERS’ CAPITAL
Total members’ capital	$255,940	$277,647

Total liabilities and members’ capital	$721,472	$751,516

Selected Statements of Operations Information	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Investment income:
Total investment income	$13,193	$20,787	$27,343	$43,584

Operating expenses:
Interest and credit facility financing expenses	6,558	8,949	13,208	18,047
Other expenses	541	604	1,167	1,214
Total expenses	7,099	9,553	14,375	19,261

Net investment income	6,094	11,234	12,968	24,323

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	(2,923)	(1,145)	(22,023)	(13,011)

Net increase (decrease) in members’ capital resulting from operations	$3,171	$10,089	$(9,055)	$11,312

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

Our operating results for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$96,412	$103,415	$194,627	$210,932
Total expenses	62,644	62,740	124,166	124,978
Income tax expense, including excise tax	535	1,095	679	1,450
Net investment income (loss)	$33,233	$39,580	$69,782	$84,504
Investment Income
Investment income decreased from $103.4 million for the three months ended June 30, 2025 to $96.4 million for the three months ended June 30, 2026 due to lower SOFR rates. Investment income decreased from $210.9 million for the six months ended June 30, 2025 to $194.6 million for the six months ended June 30, 2026 due to lower SOFR rates. PIK income from investments decreased from $6.5 million for the three months ended June 30, 2025 to $3.0 million for the three months ended June 30, 2026. PIK income from investments decreased from $10.3 million for the six months ended June 30, 2025 to $6.9 million for the six months ended June 30, 2026. Fee and other income, included within total investment decreased from $0.9 million for the three months ended June 30, 2025 to $0.2 million for the three months ended June 30, 2026. Fee and other income, included within total investment income, decreased from $1.6 million for the six months ended June 30, 2025, to $0.6 million for the six months ended June 30, 2026. Dividend income, included within total investment income, decreased from $12.7 million for the three months ended June 30, 2025 to $11.1 million for the three months ended June 30, 2026. Dividend income, included within total investment income, decreased from $29.3 million for the six months ended June 30, 2025, to $22.1 million for the six months ended June 30, 2026.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Management fees	$14,941	$15,231	$29,873	$30,216
Incentive fee on income	6,756	7,934	14,193	16,930
Interest and debt fees	36,398	34,889	70,964	68,741
Professional fees	2,071	1,784	3,946	3,918
Other general and administrative	2,028	2,448	4,266	4,241
Administrative services	207	211	423	431
Directors' fees	243	243	501	501
Expenses	$62,644	$62,740	$124,166	$124,978
Management Fees

Management Fees decreased from $15.2 million for the three months ended June 30, 2025 to $14.9 million for the three months ended June 30, 2026. Management Fees decreased from $30.2 million for the six months ended June 30, 2025 to $29.9 million for the six months ended June 30, 2026. The decrease in Management Fees for the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026 is attributable to a decrease in average gross assets. In addition, a greater portion of average gross assets as of June 30, 2026 as compared to as of June 30, 2025 was financed with borrowings above 1.0x debt-to-equity and therefore was subject to the lower annual management fee rate of 1.00%, rather than the 1.50% annual rate otherwise applicable.

Incentive Fees
Incentive Fees decreased from $7.9 million for the three months ended June 30, 2025 to $6.8 million for the three months ended June 30, 2026. Incentive Fees decreased from $16.9 million for the six months ended June 30, 2025 to $14.2 million for the six months ended June 30, 2026. The decrease in Incentive Fees from the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026 was driven by lower SOFR rates which resulted in a decrease in pre-incentive fee net investment income.

Interest and Debt Fees
Interest and debt fees increased from $34.9 million for the three months ended June 30, 2025 to $36.4 million for the three months ended June 30, 2026. Interest and debt fees increased from $68.7 million for the six months ended June 30, 2025 to $71.0 million for the six months ended June 30, 2026. The increase for the three and six months ended June 30, 2025 to the three and six months ended June 30, 2026 was primarily driven by the increase in the average daily debt outstanding for facility borrowings and unsecured notes partially offset by a lower weighted average annualized interest cost of the facility borrowings and unsecured notes. The average daily debt outstanding for the six months ended June 30, 2025 was $2.1 billion compared to $2.2 billion for the six months ended June 30, 2026. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the six months ended June 30, 2025 and 2026 were 6.20% and 5.99%, respectively.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses decreased from $4.2 million for the three months ended June 30, 2025 to $4.1 million for the three months ended June 30, 2026. Professional fees and other general and administrative expenses amounted to $8.2 million for the six months ended June 30, 2025 and $8.2 million for the six months ended June 30, 2026. The professional fees and other general and administrative expenses for the three and six months ended June 30, 2025 remained relatively consistent compared to the three and six months ended June 30, 2026.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for three and six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net realized gain (loss)
Control Investments	$(9)	$—	$(33,029)	$(164)
Affiliate Investments	526	—	79	137
Non-Affiliated Investments	(1,735)	(11,509)	(1,066)	(8,019)
Net realized gain (loss) on derivatives	(21)	17	(40)	6
Total net realized gain (loss)	$(1,239)	$(11,492)	$(34,056)	$(8,040)

Net change in unrealized appreciation (depreciation) on investments
Control Investments	$7,933	$(5,751)	$45,896	$(11,392)
Affiliate Investments	(865)	(938)	(1,299)	(2,511)
Non-Affiliated Investments	(9,701)	6,554	(35,592)	(7,464)
Net change in deferred taxes	(2,981)	(1,684)	(23)	(3,731)
Net change in unrealized appreciation (depreciation) on derivatives	148	(111)	291	(349)
Total net change in unrealized appreciation (depreciation) on investments	$(5,466)	$(1,930)	$9,273	$(25,447)
Net realized and unrealized gain (loss)	$(6,705)	$(13,422)	$(24,783)	$(33,487)

Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2026, we recorded a net realized loss of $1.2 million. For the six months ended June 30, 2026, we recorded a net realized loss of $34.1 million. The net realized loss for the six months ended June 30, 2026, was primarily driven by one portfolio company. In January 2026, we sold our first lien debt position of MGTF Radio Company, LLC which resulted in a net realized loss of $33.0 million and a corresponding unrealized gain of $33.6 million from the reversal of previously recognized unrealized depreciation.

For the three months ended June 30, 2025, we recorded a net realized loss of $11.5 million. For the six months ended June 30, 2025, we recorded a net realized loss of $8.0 million. The net realized loss for the six months ended June 30, 2025, was primarily driven by one portfolio company. In June 2025, we restructured our first lien debt position of Coronis Health LLC which resulted in a net realized loss of $14.0 million and a corresponding unrealized gain of $14.8 million from the reversal of previously recognized unrealized depreciation.

Net Change in Unrealized Appreciation (Depreciation) on Investments

Net change in unrealized appreciation or depreciation is the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

For the three months ended June 30, 2026 we recorded unrealized appreciation of $20.2 million on 40 portfolio company investments, which was offset by $22.8 million of unrealized depreciation on 101 portfolio company investments. The unrealized depreciation primarily resulted from deteriorating credit performance of certain portfolio companies, including FBLC Senior Loan Fund, LLC and Aventine Holdings, LLC, which resulted in unrealized losses of $4.5 million and $3.5 million, respectively. These declines were partially offset by a $10.2 million unrealized gain on Post Road Equipment Finance, LLC. In addition, $3.0 million of the net unrealized loss was driven by a change in deferred taxes.

For the three months ended June 30, 2025 we recorded unrealized appreciation of $21.1 million on 116 portfolio company investments, which was offset by $21.3 million of unrealized depreciation on 246 portfolio company investments. The unrealized depreciation primarily resulted from deteriorating credit performance of certain portfolio companies offset by the restructure of Coronis Health LLC. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. MGTF Radio Company, LLC and Saturn SHC Buyer Holdings, Inc. had their valuations lowered, which resulted in an unrealized loss of $6.6 million and $3.2 million, respectively. $1.7 million of the net unrealized loss was driven by a change in deferred taxes.

For the six months ended June 30, 2026, we recorded unrealized appreciation of $70.4 million on 44 portfolio company investments which was offset by $61.4 million of unrealized depreciation on 106 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation including MGTF Radio Company, LLC which resulted in a net realized loss of $33.0 million offset by an unrealized gain of $33.6 million. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. The overall net unrealized appreciation on our portfolio was primarily driven by the reversal of previously recorded unrealized depreciations on MGTF Radio Company, LLC.

For the six months ended June 30, 2025, we recorded unrealized appreciation of $32.1 million on 116 portfolio company investments, which was offset by $53.8 million of unrealized depreciation on 246 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. $3.7 million of the net unrealized loss was driven by a change in deferred taxes. Additionally, $0.3 million of the net unrealized loss was driven by a change in unrealized depreciation on derivatives. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

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

Non-GAAP Supplemental Disclosure:	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net investment income (loss)	$33,233	$39,580	$69,782	$84,504
Less: purchase premium and other cost adjustments (1)	(156)	(488)	(412)	(1,312)
Adjusted net investment income after taxes	$33,077	$39,092	$69,370	$83,192

Net realized and unrealized gains (losses)	$(6,705)	$(13,422)	$(24,783)	$(33,487)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	834	878	3,522	2,589
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(678)	(390)	(3,110)	(1,277)
Adjusted net realized and unrealized gains (losses)	$(6,549)	$(12,934)	$(24,371)	$(32,175)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the periods January 1, 2026 to June 30, 2026 and January 1, 2025 to June 30, 2025, respectively.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the six months ended June 30,
	2026	2025
Distributions declared	$64,553	$89,645
Distributions paid	$32,517	$89,645
Portion of distributions paid in cash	$25,661	$70,362
Portion of distributions paid in DRIP shares	$6,856	$19,283

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the six months ended June 30,
	2026	2025
Distributions declared	$2,452	$3,373
Distributions paid	$1,226	$3,373
Portion of distributions paid in cash	$1,226	$3,373
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2026 and 2025, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our fiscal year ended December 31, 2026 are reported to stockholders shortly after the end of the calendar year 2026 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2026, we incurred $0.9 million and $1.7 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and six months ended June 30, 2025, we incurred $0.7 million and $1.4 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of June 30, 2026, the aggregate principal amount outstanding of the senior securities issued by us was $2.3 billion and our asset coverage was 178%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

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
The Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. The Wells Fargo Credit Facility has an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Pursuant to an amendment to the loan and servicing agreement entered into on August 30, 2024 (the “Fourth Wells Fargo Credit Facility Amendment”), the spread was reduced to 2.15% per annum from 2.75% per annum. The loan and servicing agreement was further amended on April 10, 2026 (the “Fifth Wells Fargo Credit Facility Amendment”), and such amendment, among other things, (i) increased the facility amount from $300.0 million to $400.0 million, (ii) reduced the spread on borrowings from 2.15% to 1.95% per annum, (iii) extended the maturity date from August 25, 2028 to April 10, 2031, (iv) extended the reinvestment period from August 25, 2026 to April 10, 2029 and (v) reduced the non-usage fee to (a) 0.35% per annum on the unused balance through July 10, 2026, (b) 0.50% per annum on the unused balance between July 10, 2026 and January 10, 2027, and (c) thereafter, (1) 0.50% per annum for any unused balance up to or equal to 70.0% of the then current facility amount and (2) 1.50% per annum for any unused balance in excess of 70% of the facility amount. Interest is payable quarterly in arrears.
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
In addition, on the occurrence of a “Change of Control Repurchase Event,” as defined in the Fourth Supplemental Indenture, the Company will generally be required to make an offer to purchase the outstanding 2030 Notes at a price equal to 100% of the principal amount of such 2030 Notes plus any accrued and unpaid interest on the 2030 Notes repurchased to, but not including, the date of purchase. In connection with the issuance of the 2030 Notes, the Company entered into a Registration Rights Agreement, dated as of October 2, 2025 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC, BofA Securities, Inc., SMBC Nikko Securities America, Inc. and Wells Fargo Securities, LLC, as the representatives of the initial purchasers of the 2030 Notes, pursuant to which, the Company is obligated to file with the Securities and Exchange Commission a registration statement relating to an offer to exchange the 2030 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2030 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the 2030 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2030 Notes. See Recent Developments below for additional information about the exchange offer.
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

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2026 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$945,532	$—	$—	$945,532	$—
JPM Revolver Facility (2)	307,678	—	—	307,678	—
Wells Fargo Credit Facility (3)	272,236	—	—	272,236	—
2029 Notes	398,937	—	398,937	—	—
2030 Notes (4)	291,347	—	—	291,347	—
Total	$2,215,730	$—	$398,937	$1,816,793	$—
—–—–—–—–—–
(1) As of June 30, 2026, we had $104.5 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of June 30, 2026, we had $472.3 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(3) As of June 30, 2026, we had $127.8 million in unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
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
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2026 and December 31, 2025, we had unfunded commitments of $678.3 million and $701.3 million, respectively. We maintain sufficient cash on hand, and available borrowings to fund such unfunded commitments. Please refer to Note 7 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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

Recent Developments

Distribution Declarations

On August 10, 2026, our Board of Directors declared a regular quarterly distribution of $0.24 per share of Common Stock, which will be paid on or around September 30, 2026 to stockholders of record as of September 24, 2026.

On August 10, 2026, our Board of Directors declared a distribution of $15.82 per share of Series A Preferred Stock, which will be paid on or around September 30, 2026 to stockholders of record as of September 24, 2026.

2030 Notes Exchange

Pursuant to a Registration Statement on Form N-14 (File No. 333-296000), on July 6, 2026, holders of the 2030 Notes were offered the opportunity to exchange their 2030 Notes for new registered notes with substantially identical terms (the “Unrestricted 2030 Notes”), through which holders representing 99.99% of the outstanding principal of the then 2030 Notes obtained Unrestricted 2030 Notes on July 31, 2026.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of June 30, 2026, we had 133.5 million shares of Common Stock outstanding, representing aggregate net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of June 30, 2025, we had 134.4 million shares of Common Stock outstanding, representing aggregate net proceeds of $2.0 billion, including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of June 30, 2026, we had $45.1 million of cash. For the six months ended June 30, 2026, net cash provided by operating activities was $28.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the six months ended June 30, 2026 was a result of sales and repayments of investments of $342.0 million, offset by purchases of investments of $364.1 million. As of June 30, 2025, we had $121.4 million of cash. For the six months ended June 30, 2025, net cash used in operating activities was $96.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the six months ended June 30, 2025 was primarily a result of purchases of investments of $653.1 million, offset by sales and repayments of investments of $520.7 million.

Net cash used in financing activities of $104.0 million during the six months ended June 30, 2026 primarily related to payments on debt of $592.9 million, repurchase of common stock of $34.0 million, common stockholder distributions of $25.7 million, and preferred stockholder distributions of $1.2 million offset by proceeds from debt of $553.1 million. Net cash provided by financing activities of $87.0 million during the six months ended June 30, 2025 primarily related to repayments of secured borrowings of $29.1 million, payments on debt of $329.3 million, payments of financing costs of $5.3 million, common stockholder distributions of $70.4 million, and preferred stockholder distributions of $3.4 million partially offset by proceeds from debt of $559.3 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of June 30, 2026, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of June 30, 2026, our asset coverage ratio was 178%.
As of June 30, 2026, we had $704.6 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of June 30, 2025, we had $535.1 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability).
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
As of June 30, 2026, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.08% and a fixed rate debt, bearing a weighted average interest rate of 6.84% with a total carrying value (net of deferred financing costs) of $2.2 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 373 Basis Points	$(69,591)
(-) 200 Basis Points	$(37,277)
(-) 100 Basis Points	$(18,639)
(-) 50 Basis Points	$(9,319)
(+) 50 Basis Points	$9,319
(+) 100 Basis Points	$18,639
(+) 200 Basis Points	$37,277

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2026, we were not party to any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of shares of Common Stock during the quarter ended June 30, 2026:

Repurchase Request Deadline (1)	Total Number of Shares Repurchased (1)	Percentage of Outstanding Common Stock Repurchased (2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (1)	Maximum number of shares that may yet be purchased under the repurchase plan (1)
April 14, 2026	2,499,996	1.84%	$13.58	December 31, 2025	$33,949.95	—
(1) On March 5, 2026, we commenced a tender offer to repurchase up to 2,500,000 shares of our Common Stock. On May 8, 2026, we repurchased 2,499,996 shares of Common Stock as set forth in the table above. For a description of our Share Repurchase Program, see Note 12 — Share Repurchase Program to the consolidated financial statements.
(2) Percentage is based on total shares as of the close of the previous calendar quarter.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 12, 2026

/s/ Kathleen L. Oates Kathleen L. Oates	Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	August 12, 2026