Form 10-Q
period 2026-09-30
Franklin BSP Capital Corp
filed 2026-11-12
CIK 1825248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of November 5, 2026 was 134,253,735.

FRANKLIN BSP CAPITAL CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Investments, at fair value:
Control Investments, at fair value (amortized cost of $721,720 and $720,008, respectively)	$743,381	$686,505
Affiliate Investments, at fair value (amortized cost of $39,734 and $58,945, respectively)	30,413	49,827
Non-Affiliated Investments, at fair value (amortized cost of $3,368,696 and $3,399,401, respectively)	3,256,353	3,334,676
Investments, at fair value (amortized cost of $4,130,150 and $4,178,354, respectively)	4,030,147	4,071,008
Cash and cash equivalents	33,688	100,581
Restricted cash	14,364	20,102
Unrealized gain on derivatives	183	—
Interest and dividends receivable	36,169	49,421
Receivable for unsettled trades	1,874	2,397
Prepaid expenses and other assets	4,315	4,378
Total assets	$4,120,740	$4,247,887

Liabilities:
Debt (net of deferred financing costs of $15,150 and $14,922, respectively)	$2,127,048	$2,245,118
Management fees payable	14,957	15,438
Incentive fees on income payable	6,957	8,355
Accounts payable and accrued expenses	31,613	31,575
Stockholder distributions payable	33,345	—
Interest and debt fees payable	18,488	28,253
Directors' fees payable	16	16
Other liabilities	15,463	1,292
Unrealized loss on derivatives	—	336
Total liabilities	2,247,887	2,330,383
Commitments and Contingencies (Note 7)

Redeemable convertible preferred stock Series A, $0.001 par value, 50,000,000 shares authorized; 77,500 issued and outstanding at both September 30, 2026 and December 31, 2025	77,448	77,434
Net assets attributable to common stock:
Common stock, $0.001 par value, 450,000,000 shares authorized; 133,827,787 issued and outstanding at September 30, 2026, and 135,487,319 issued and outstanding at December 31, 2025	134	135
Additional paid in capital	2,508,535	2,530,983
Total distributable earnings (loss)	(713,264)	(691,048)
Total net assets attributable to common stock	1,795,405	1,840,070
Total liabilities, redeemable convertible preferred stock, and net assets attributable to common stock	$4,120,740	$4,247,887

Net asset value per share attributable to common stock	$13.42	$13.58
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment income:
From Control Investments:
Interest income	$7,425	$5,432	$20,493	$17,010
Dividend income	10,786	12,602	32,192	41,299
Payment-in-kind income	571	—	1,630	—
Fee and other income	—	—	6	—
Total investment income from Control Investments	18,782	18,034	54,321	58,309
From Affiliate Investments:
Interest income	(55)	536	898	1,610
Payment-in-kind income	703	149	1,006	715
Fee and other income	2	(9)	5	—
Total investment income from Affiliate Investments	650	676	1,909	2,325
From Non-Affiliated Investments:
Interest income	74,038	77,733	222,333	232,828
Dividend income	381	309	1,039	951
Payment-in-kind income	2,286	5,316	7,807	15,014
Fee and other income	824	942	3,113	2,486
Total investment income from Non-Affiliated Investments	77,529	84,300	234,292	251,279
Interest from cash and cash equivalents	311	923	1,377	2,952
Total investment income	97,272	103,933	291,899	314,865
Operating expenses:
Management fees	14,968	15,493	44,841	45,709
Incentive fee on income	6,859	8,122	21,052	25,052
Interest and debt fees	36,964	35,704	107,928	104,445
Professional fees	1,961	1,490	5,907	5,408
Other general and administrative	1,698	1,561	5,964	5,802
Administrative services	209	217	632	648
Directors' fees	244	256	745	757
Total expenses	62,903	62,843	187,069	187,821
Net investment income (loss) before income taxes	34,369	41,090	104,830	127,044
Income tax expense, including excise tax	544	1,012	1,223	2,462
Net investment income (loss)	33,825	40,078	103,607	124,582

Realized and unrealized gain (loss):
Net realized gain (loss)
Control Investments	—	—	(33,029)	(164)
Affiliate Investments	1	—	80	137
Non-Affiliated Investments	546	970	(520)	(7,049)
Net realized gain (loss) on derivatives	(18)	17	(58)	23
Total net realized gain (loss)	529	987	(33,527)	(7,053)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments
Control Investments	$9,269	$(7,183)	$55,165	$(18,575)
Affiliate Investments	(400)	(1,688)	(1,699)	(4,199)
Non-Affiliated Investments	(10,530)	(6,776)	(46,122)	(14,240)
Net change in deferred taxes	225	(1,132)	202	(4,863)
Net change in unrealized appreciation (depreciation) on derivatives	228	(4)	519	(353)
Total net change in unrealized appreciation (depreciation) on investments	(1,208)	(16,783)	8,065	(42,230)
Net realized and unrealized gain (loss)	(679)	(15,796)	(25,462)	(49,283)

Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$33,146	$24,282	$78,145	$75,299
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)	(14)	(14)
Accrual of Series A redeemable convertible preferred stock distributions	(1,226)	(1,482)	(3,678)	(4,855)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	$31,915	$22,795	$74,453	$70,430

Per share information
Net investment income (loss)	$0.25	$0.30	$0.77	$0.92
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$0.25	$0.18	$0.58	$0.56
Basic and diluted earnings (loss) per share	$0.24	$0.17	$0.55	$0.52
Weighted average common shares outstanding	133,836,527	134,499,911	134,610,737	135,068,128

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income (loss)	$33,825	$40,078	$103,607	$124,582
Net realized gain (loss) from investments	547	970	(33,469)	(7,076)
Net realized gain (loss) on derivatives	(18)	17	(58)	23
Net change in unrealized appreciation (depreciation) on investments	(1,661)	(15,647)	7,344	(37,014)
Net change in unrealized appreciation (depreciation) on derivatives	228	(4)	519	(353)
Net change in deferred taxes	225	(1,132)	202	(4,863)
Accretion to redemption value of Series A redeemable convertible preferred stock	(5)	(5)	(14)	(14)
Accrual of Series A redeemable convertible preferred stock distributions	(1,226)	(1,482)	(3,678)	(4,855)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	31,915	22,795	74,453	70,430
Stockholder distributions:
Common stockholder distributions	(32,117)	(38,958)	(96,670)	(128,603)
Net decrease in net assets attributable to common stock from stockholder distributions	(32,117)	(38,958)	(96,670)	(128,603)
Capital share transactions:
Reinvestment of common stockholder distributions	6,057	8,200	12,913	27,483
Repurchases of common stock	(1,411)	(1,237)	(35,361)	(36,140)
Net increase (decrease) in net assets attributable to common stock from capital share transactions	$4,646	$6,963	$(22,448)	$(8,657)
Total increase (decrease) in net assets attributable to common stock	4,444	(9,200)	(44,665)	(66,830)
Net assets at beginning of period attributable to common stock	1,790,961	1,852,747	1,840,070	1,910,377
Net assets at end of period attributable to common stock	$1,795,405	$1,843,547	$1,795,405	$1,843,547

Net asset value per share attributable to common stock	$13.42	$13.67	$13.42	$13.67
Common shares outstanding at end of period	133,827,787	134,894,155	133,827,787	134,894,155

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	$78,145	$75,299
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(10,443)	(15,729)
Net accretion of discount on investments	(5,866)	(7,577)
Amortization of deferred financing costs	3,167	2,005
Accretion of discount on unsecured notes	998	479
Amortization of premium on unsecured notes	(211)	(211)
Sales and repayments of investments	476,019	703,449
Purchases of investments	(445,032)	(842,524)
Net realized (gain) loss from investments	33,469	7,076
Net realized (gain) loss on derivatives	58	(23)
Net change in carrying value of unsecured notes attributed to hedging	(14,446)	—
Net change in unrealized (appreciation) depreciation on investments	(7,344)	37,014
Net change in unrealized (appreciation) depreciation on derivatives	(519)	353
(Increase) decrease in operating assets:
Interest and dividend receivable	13,252	5,436
Receivable for unsettled trades	523	(41,471)
Prepaid expenses and other assets	63	682
Due from broker	—	7,690
Increase (decrease) in operating liabilities:
Management fees payable	(481)	336
Incentive fees on income payable	(1,398)	(731)
Accounts payable and accrued expenses	38	3,518
Payable for unsettled trades	—	(23,996)
Interest and debt fees payable	(9,765)	8,897
Directors' fees payable	—	13
Other liabilities	14,171	(721)
Net cash provided by (used in) operating activities	$124,398	$(80,736)

Financing activities
Repayments of secured borrowings	$—	$(29,052)
Repurchase of common stock	(35,361)	(36,140)
Proceeds from debt	625,112	954,302
Payments on debt	(729,294)	(702,300)
Payments of financing costs	(3,395)	(5,293)
Common stockholder distributions	(51,639)	(101,120)
Preferred stockholder distributions	(2,452)	(4,855)
Net cash provided by (used in) financing activities	$(197,029)	$75,542

Net increase (decrease) in cash, cash equivalents and restricted cash	$(72,631)	$(5,194)
Cash, cash equivalents and restricted cash, beginning of period	120,683	130,760
Cash, cash equivalents and restricted cash, end of period	$48,052	$125,566
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, except share and per share data)
(Unaudited)

	For the nine months ended September 30,
Supplemental and non-cash activities:	2026	2025
Non-cash repayments of secured borrowings	$—	$1,706
Interest and non-usage fees paid during the period	$113,193	$92,527
Net taxes paid, including excise tax, during the period	$2,412	$1,311
Distributions reinvested during the period	$12,913	$27,483

	As of September 30,
	2026	2025
Cash and cash equivalents	$33,688	$108,603
Restricted cash	14,364	16,963
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$48,052	$125,566

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured First Lien Debt - 169.8% (d)
1236904 BC, Ltd. (e) (n)	Software		S+ 7.50% (11.52%), 3/4/2027	$587	$587	$581	0.0%
1236904 BC, Ltd. (e) (n) (p)	Software		S+ 5.50% (9.52%), 3/4/2027	4,427	4,407	4,382	0.2%
Accel International Holdings, LLC (e) (h)	Electrical Equipment		S+ 4.25%, 4/26/2032	—	(19)	—	—%
Accel International Holdings, LLC (e) (n) (p)	Electrical Equipment		S+ 4.25% (8.15%), 4/26/2032	27,685	27,568	27,685	1.5%
ACE Solutions, LLC (e)	Oil, Gas & Consumable Fuels		S+ 5.25% (9.33%), 3/24/2032	7,501	7,394	7,398	0.4%
ACE Solutions, LLC (e) (h)	Oil, Gas & Consumable Fuels		S+ 5.25%, 3/24/2032	—	(21)	(43)	0.0%
ACE Solutions, LLC (e) (n)	Oil, Gas & Consumable Fuels		S+ 5.25% (9.33%), 3/24/2032	10,498	10,347	10,354	0.6%
ADCS Clinics Intermediate Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.27%), 5/7/2027	123	123	110	0.0%
ADCS Clinics Intermediate Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.31%), 10/26/2026	1,797	1,797	1,618	0.1%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.50% (10.45%), 5/7/2027	3,824	3,814	3,442	0.2%
ADCS Clinics Intermediate Holdings, LLC (e) (n)	Health Care Providers & Services		S+ 6.50% (10.27%), 5/7/2027	18,652	18,608	16,786	0.9%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.00% (9.77%), 5/8/2030	2,189	2,117	2,189	0.1%
Adelaide Borrower, LLC (e) (h)	Software		S+ 6.00%, 5/8/2030	—	(60)	—	—%
Adelaide Borrower, LLC (e) (n) (p)	Software		S+ 6.00% (10.08%), 5/8/2030	35,895	35,409	35,895	2.0%
Advanced Integration Technology, LP (e) (n)	Aerospace & Defense		S+ 5.75% (9.65%), 6/1/2033	12,265	12,148	12,148	0.7%
American Rock Salt Company, LLC (n)	Chemicals		S+ 4.00% (8.02%), 6/9/2028	1,961	1,960	1,915	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 4.75% (8.67%), 6/10/2031	1,132	1,100	1,132	0.1%
Amylu Borrower Sub, LLC (e) (h)	Food Products		S+ 4.75%, 6/10/2031	—	(62)	—	—%
Amylu Borrower Sub, LLC (e) (n)	Food Products		S+ 4.75% (8.59%), 6/10/2031	39,138	38,815	39,138	2.2%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75% (8.83%), 8/1/2031	931	878	931	0.1%
Aprio Advisory Group, LLC (e) (h)	Financial Services		S+ 4.75%, 8/1/2031	—	(8)	—	—%
Arch Global Precision, LLC (e)	Machinery		S+ 4.75% (8.93%), 4/30/2028	2,280	2,280	2,191	0.1%
Arch Global Precision, LLC (e) (h)	Machinery		S+ 5.25% (9.08%), 4/30/2028	813	813	806	0.0%
Arch Global Precision, LLC (e) (n) (p)	Machinery		S+ 5.25% (9.43%), 4/30/2028	7,235	7,235	6,952	0.4%
Arctic Holdco, LLC (e)	Trading Companies & Distributors		S+ 5.25% (9.33%), 1/31/2032	5,211	5,168	5,211	0.3%
Arctic Holdco, LLC (e) (h)	Trading Companies & Distributors		S+ 5.25% (9.33%), 1/31/2031	597	572	597	0.0%
Arctic Holdco, LLC (e) (n) (p)	Trading Companies & Distributors		S+ 5.25% (9.33%), 1/31/2032	45,574	45,216	45,574	2.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Armada Parent, Inc. (e)	Aerospace & Defense		S+ 4.75% (8.57%), 10/29/2030	$3,812	$3,780	$3,812	0.2%
Armada Parent, Inc. (e) (h)	Aerospace & Defense		S+ 4.75%, 10/29/2030	—	(25)	—	—%
Armada Parent, Inc. (e) (n)	Aerospace & Defense		S+ 4.75% (8.57%), 10/29/2030	55,073	54,857	55,073	3.1%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/28/2031	—	(9)	—	—%
Artifact Bidco, Inc. (e) (h)	Software		S+ 4.15%, 7/26/2030	—	(12)	—	—%
Artifact Bidco, Inc. (e) (n) (p)	Software		S+ 4.15% (8.23%), 7/28/2031	10,875	10,796	10,875	0.6%
AuditBoard, Inc. (e)	Software		S+ 5.50% (9.58%) 3.00% PIK, 7/14/2031	10,982	10,898	10,817	0.6%
AuditBoard, Inc. (e) (h)	Software		S+ 5.50%, 3.00% PIK, 7/14/2031	—	(30)	(65)	0.0%
AuditBoard, Inc. (e) (n)	Software		S+ 5.50% (9.58%) 3.00% PIK, 7/14/2031	23,062	22,889	22,717	1.3%
AuditBoard, Inc. (e) (n)	Software		S+ 5.50% (9.58%) 3.00% PIK, 7/14/2031	5,786	5,764	5,699	0.3%
Aventine Holdings, LLC (e)	Entertainment		S+ 6.00% (10.18%) 3.50% PIK, 6/18/2029	10,205	10,164	10,072	0.6%
Aventine Holdings, LLC (e) (p)	Entertainment		S+ 6.00% (10.18%) 3.50% PIK, 6/18/2029	25,077	24,967	24,748	1.4%
Axiom Global, Inc. (e) (n) (p)	Professional Services		S+ 4.75% (8.67%), 10/2/2028	46,303	46,181	46,303	2.6%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.90%), 3/19/2031	22,526	22,275	21,963	1.2%
Azurite Intermediate Holdings, Inc. (e)	Software		S+ 6.00% (9.90%), 3/19/2031	9,912	9,801	9,664	0.5%
Azurite Intermediate Holdings, Inc. (e) (h)	Software		S+ 6.00%, 3/19/2031	—	(35)	(91)	0.0%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(9)	—	—%
Bayou Holdings Buyer, Inc. (e) (h)	Professional Services		S+ 4.75%, 9/18/2031	—	(27)	—	—%
Bayou Holdings Buyer, Inc. (e) (p)	Professional Services		S+ 4.75% (8.83%), 9/18/2031	21,142	21,052	21,142	1.2%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.33%) 6.25% PIK, 4/30/2035	3,520	3,285	3,520	0.2%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.43%) 6.25% PIK, 4/30/2035	5,468	5,468	5,468	0.3%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.10%) 6.25% PIK, 4/30/2035	4,463	4,252	4,463	0.2%
BCPE Oceandrive Buyer, Inc. (e) (l)	Health Care Providers & Services		S+ 6.25% (10.43%) 6.25% PIK, 4/30/2035	9,113	9,113	9,113	0.5%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50% (8.58%), 11/18/2031	6,077	5,967	6,077	0.3%
Big Apple Advisory, LLC (e) (h)	Financial Services		S+ 4.50%, 11/18/2031	—	(47)	—	—%
Big Apple Advisory, LLC (e) (n) (p)	Financial Services		S+ 4.50% (8.34%), 11/18/2031	46,810	46,472	46,810	2.6%
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.83%), 7/10/2031	1,539	1,526	1,539	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Bingo Group Buyer, Inc. (e)	Commercial Services & Supplies		S+ 4.75% (8.83%), 7/10/2031	$1,678	$1,661	$1,678	0.1%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.48%), 7/10/2031	1,009	989	1,009	0.1%
Bingo Group Buyer, Inc. (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.83%), 7/10/2031	20	14	20	0.0%
Bingo Group Buyer, Inc. (e) (n) (p)	Commercial Services & Supplies		S+ 4.75% (8.83%), 7/10/2031	5,368	5,318	5,368	0.3%
Capstone Acquisition Holdings, Inc. (e)	Air Freight & Logistics		S+ 4.50% (8.50%), 11/13/2029	206	205	206	0.0%
Capstone Acquisition Holdings, Inc. (e) (h)	Air Freight & Logistics		S+ 4.50%, 5/14/2029	—	—	—	—%
Capstone Acquisition Holdings, Inc. (e) (n)	Air Freight & Logistics		S+ 4.50% (8.50%), 11/13/2029	20,394	20,394	20,394	1.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25% (8.33%), 11/18/2031	2,649	2,616	2,650	0.1%
Carr, Riggs & Ingram Capital, LLC (e) (h)	Financial Services		S+ 4.25% (8.09%), 11/18/2031	1,228	1,208	1,228	0.1%
Carr, Riggs & Ingram Capital, LLC (e) (n) (p)	Financial Services		S+ 4.25% (8.33%), 11/18/2031	11,532	11,445	11,532	0.6%
CCI Buyer, Inc. (e) (h)	Wireless Telecommunication Services		S+ 5.00%, 5/13/2032	—	(24)	—	—%
CCI Buyer, Inc. (e) (n) (p)	Wireless Telecommunication Services		S+ 5.00% (9.08%), 5/13/2032	51,736	51,288	51,736	2.9%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (10.10%), 6/23/2027	10,305	10,289	10,305	0.6%
Center Phase Energy, LLC (e) (n)	Electric Utilities		S+ 6.00% (10.00%), 6/23/2027	15,071	14,939	15,071	0.8%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(15)	—	—%
Charter Industries Holdings, LLC (e) (h)	Distributors		S+ 4.75%, 10/1/2032	—	(46)	—	—%
Charter Industries Holdings, LLC (e) (n)	Distributors		S+ 4.75% (8.49%), 10/1/2032	28,547	28,330	28,547	1.6%
Cliffwater, LLC (e) (h)	Capital Markets		S+ 4.50%, 4/22/2032	—	(23)	—	—%
Cliffwater, LLC (e) (n) (p)	Capital Markets		S+ 4.50% (8.40%), 4/22/2032	29,926	29,673	29,926	1.7%
Coalesce Merlin Purchaser, LLC (e)	Commercial Services & Supplies		S+ 4.75% (8.64%), 9/10/2031	5,749	5,710	5,711	0.3%
Coalesce Merlin Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.65%), 9/10/2031	332	306	300	0.0%
Coalesce Merlin Purchaser, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 4.75% (8.65%), 9/10/2031	17,283	17,182	17,169	1.0%
Cold Spring Brewing, Co. (e) (n) (p)	Beverages		S+ 4.75% (8.65%), 12/10/2030	19,296	19,159	19,296	1.1%
Communication Technology Intermediate, LLC (e) (h)	Professional Services		S+ 5.50% (9.40%), 5/7/2029	963	958	963	0.1%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.40%), 5/7/2029	24,172	24,094	24,172	1.3%
Communication Technology Intermediate, LLC (e) (n)	Professional Services		S+ 5.50% (9.40%), 5/7/2029	2,402	2,391	2,402	0.1%
Communication Technology Intermediate, LLC (e) (n) (p)	Professional Services		S+ 5.50% (9.40%), 5/7/2029	33,016	32,973	33,016	1.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Consolidated Precision Products Corp. (e) (q)	Aerospace & Defense		10.14%, 1/1/2030	$18,723	$18,723	$18,541	1.0%
Corfin Industries, LLC (e)	Aerospace & Defense		S+ 5.25% (9.25%), 12/27/2027	1,537	1,537	1,537	0.1%
Corfin Industries, LLC (e)	Aerospace & Defense		S+ 5.25% (9.25%), 12/27/2027	9,362	9,362	9,362	0.5%
Corfin Industries, LLC (e) (n) (p)	Aerospace & Defense		S+ 5.25% (9.25%), 12/27/2027	15,724	15,724	15,724	0.9%
Corfin Industries, LLC (e) (n) (p)	Aerospace & Defense		S+ 5.25% (9.25%), 12/27/2027	19,434	19,320	19,434	1.1%
Coronis Health I, LLC (e) (h) (m)	Health Care Technology		S+ 4.50% (8.25%), 5/1/2030	904	904	904	0.1%
Coronis Health I, LLC (e) (m)	Health Care Technology		S+ 7.00% (10.75%) 7.00% PIK, 5/1/2031	4,580	4,580	4,580	0.3%
DayMark Wealth Partners, LLC (e)	Financial Services		S+ 4.25% (8.01%), 6/1/2032	2,993	2,963	2,964	0.2%
DayMark Wealth Partners, LLC (e) (h)	Financial Services		S+ 4.25% (8.30%), 6/1/2032	360	339	322	0.0%
DayMark Wealth Partners, LLC (e) (h)	Financial Services		S+ 4.25%, 6/1/2031	—	(5)	(5)	0.0%
Demakes Borrower, LLC (e) (n)	Consumer Staples Distribution & Retail		S+ 5.75% (9.83%), 12/31/2031	17,400	17,139	17,400	1.0%
Einstein Parent, Inc. (e) (h)	Software		S+ 5.25%, 1/22/2031	—	(33)	(69)	0.0%
Einstein Parent, Inc. (e) (n) (p)	Software		S+ 5.25% (8.98%), 1/22/2031	22,317	21,977	21,648	1.2%
Electric Power Engineers, LLC (e) (h)	Construction & Engineering		S+ 4.50% (8.58%), 12/31/2031	6,379	6,300	6,379	0.4%
Electric Power Engineers, LLC (e) (h)	Construction & Engineering		S+ 4.50% (8.58%), 12/31/2031	2,127	2,087	2,127	0.1%
Electric Power Engineers, LLC (e) (n)	Construction & Engineering		S+ 4.50% (8.58%), 12/31/2031	27,909	27,690	27,909	1.6%
Electro-Methods, LP (e) (h)	Aerospace & Defense		S+ 4.50%, 2/23/2032	—	(96)	—	—%
Electro-Methods, LP (e) (n) (p)	Aerospace & Defense		S+ 4.50% (8.26%), 2/23/2032	34,153	33,750	34,153	1.9%
Eliassen Group, LLC (e) (n)	Professional Services		S+ 5.75% (9.83%), 4/14/2028	1,333	1,332	1,296	0.1%
Eliassen Group, LLC (e) (n) (p)	Professional Services		S+ 5.75% (9.83%), 4/14/2028	16,672	16,624	16,205	0.9%
FGT Purchaser, LLC (e) (h)	Specialty Retail		S+ 5.50%, 3.00% PIK, 9/13/2028	—	(4)	(296)	0.0%
FGT Purchaser, LLC (e) (n)	Specialty Retail		S+ 5.50% (9.68%) 3.00% PIK, 9/13/2028	31,598	31,553	28,596	1.6%
Florida Food Products, LLC (e) (n)	Food Products		S+ 5.00% (9.34%) 1.00% PIK, 10/15/2030	10,275	10,190	7,495	0.4%
Flow Traders Holding, LLC (a) (e)	Capital Markets		S+ 5.00% (9.08%), 10/29/2031	16,506	16,290	16,297	0.9%
Flow Traders Holding, LLC (a) (e) (h)	Capital Markets		S+ 5.00%, 10/29/2031	—	(79)	(79)	0.0%
Galway Borrower, LLC (e)	Insurance		S+ 4.50% (8.58%), 9/29/2028	1,119	1,116	1,119	0.1%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.58%), 9/29/2028	531	524	531	0.0%
Galway Borrower, LLC (e) (h)	Insurance		S+ 4.50% (8.58%), 9/29/2028	615	607	615	0.0%
Galway Borrower, LLC (e) (n)	Insurance		S+ 4.50% (8.58%), 9/29/2028	37,815	37,750	37,815	2.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Groome Purchaser, LLC (e)	Commercial Services & Supplies		S+ 4.50% (8.32%), 8/29/2031	$3,500	$3,469	$3,500	0.2%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.50% (8.32%), 8/29/2031	875	849	875	0.0%
Groome Purchaser, LLC (e) (h)	Commercial Services & Supplies		S+ 4.50%, 8/29/2031	—	(22)	—	—%
Groome Purchaser, LLC (e) (n)	Commercial Services & Supplies		S+ 4.50% (8.26%), 8/29/2031	16,399	16,259	16,399	0.9%
GRVTY, Inc. (e) (h)	Aerospace & Defense		S+ 4.75%, 5/28/2033	—	(11)	(23)	0.0%
GRVTY, Inc. (e) (h)	Aerospace & Defense		S+ 4.75%, 5/28/2033	—	(11)	(11)	0.0%
GRVTY, Inc. (e) (p)	Aerospace & Defense		S+ 4.75% (8.52%), 5/28/2033	3,323	3,291	3,292	0.2%
High Street Buyer, Inc. (e) (h)	Insurance		S+ 4.50% (8.58%), 4/14/2028	8,947	8,849	8,802	0.5%
Hometown Food, Co. (e) (n) (p)	Food Products		S+ 4.50% (8.29%), 12/3/2030	14,921	14,794	14,921	0.8%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 5.50% (9.03%), 3/31/2028	4,581	4,560	4,581	0.3%
Hospice Care Buyer, Inc. (e)	Health Care Providers & Services		S+ 5.50% (9.03%), 3/31/2028	2,116	2,106	2,116	0.1%
Hospice Care Buyer, Inc. (e) (h)	Health Care Providers & Services		S+ 5.50% (8.96%), 3/31/2028	2,601	2,596	2,601	0.1%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 5.50% (9.03%), 3/31/2028	24,643	24,525	24,643	1.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 5.50% (9.03%), 3/31/2028	6,396	6,363	6,396	0.4%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 5.50% (9.03%), 3/31/2028	8,338	8,296	8,338	0.5%
Hospice Care Buyer, Inc. (e) (n)	Health Care Providers & Services		S+ 5.50% (9.03%), 3/31/2028	3,501	3,484	3,501	0.2%
Hunter Communications & Technologies, LLC (e) (h)	Diversified Telecommunication Services		S+ 4.75% (8.65%), 3/31/2032	440	424	411	0.0%
Hunter Communications & Technologies, LLC (e) (h)	Diversified Telecommunication Services		S+ 4.75% (8.65%), 3/31/2032	236	230	230	0.0%
Hunter Communications & Technologies, LLC (e) (n)	Diversified Telecommunication Services		S+ 4.75% (8.65%), 3/31/2032	5,812	5,757	5,759	0.3%
ICAT Intermediate Holdings, LLC (e)	Air Freight & Logistics		S+ 6.25% (10.01%), 3/1/2029	8,655	8,549	8,564	0.5%
ICAT Intermediate Holdings, LLC (e)	Air Freight & Logistics		S+ 6.25% (10.01%), 3/1/2029	4,857	4,790	4,805	0.3%
ICAT Intermediate Holdings, LLC (e) (h)	Air Freight & Logistics		S+ 6.25%, 3/1/2029	—	(14)	(14)	0.0%
ICAT Intermediate Holdings, LLC (e) (n)	Air Freight & Logistics		S+ 6.25% (10.01%), 3/1/2029	17,176	16,987	16,994	0.9%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00%, 6/30/2032	—	(32)	(64)	0.0%
Ideal Tridon Holdings, Inc. (e) (h)	Machinery		S+ 5.00% (8.90%), 6/30/2032	778	725	725	0.0%
Ideal Tridon Holdings, Inc. (e) (n)	Machinery		S+ 5.00% (9.08%), 6/30/2032	41,951	41,582	41,607	2.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
IG Investments Holdings, LLC (e) (h)	Professional Services		S+ 5.00%, 9/22/2028	$—	$(13)	$—	—%
IG Investments Holdings, LLC (e) (n)	Professional Services		S+ 5.00% (8.82%), 9/22/2028	25,804	25,804	25,804	1.4%
Indigo Buyer, Inc. (e)	Containers & Packaging		S+ 5.25% (9.33%), 5/23/2028	9,739	9,664	9,739	0.5%
Indigo Buyer, Inc. (e) (h)	Containers & Packaging		S+ 5.25%, 5/23/2028	—	(15)	—	—%
Indigo Buyer, Inc. (e) (n)	Containers & Packaging		S+ 5.25% (9.07%), 5/23/2028	60,418	60,418	60,418	3.4%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(14)	(109)	0.0%
InhabitIQ, Inc. (e) (h)	Software		S+ 4.50%, 1/12/2032	—	(17)	(68)	0.0%
InhabitIQ, Inc. (e) (n) (p)	Software		S+ 4.50% (8.40%), 1/12/2032	25,813	25,717	25,426	1.4%
Integrated Global Services, Inc. (e) (h)	Construction & Engineering		S+ 5.00%, 3/6/2032	—	(32)	—	—%
Integrated Global Services, Inc. (e) (h)	Construction & Engineering		P+ 4.00% (11.00%), 3/6/2031	5,060	4,992	5,060	0.3%
Integrated Global Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 5.00% (8.81%), 3/6/2032	32,335	31,930	32,335	1.8%
International Cruise & Excursion Gallery, Inc. (e) (p)	Hotels, Restaurants & Leisure		S+ 6.00% (10.08%), 12/29/2028	1,353	1,353	1,353	0.1%
IQN Holding Corp. (e)	Software		S+ 5.25% (9.33%), 5/2/2029	5,866	5,866	5,778	0.3%
IQN Holding Corp. (e) (h)	Software		S+ 5.25% (9.33%), 5/2/2028	937	936	914	0.1%
IQN Holding Corp. (e) (n) (p)	Software		S+ 5.25% (9.33%), 5/2/2029	17,423	17,360	17,162	1.0%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.73%), 12/10/2029	23,310	23,198	23,310	1.3%
Knowledge Pro Buyer, Inc. (e) (h)	Professional Services		S+ 4.50% (8.73%), 12/10/2029	5,248	5,228	5,248	0.3%
Knowledge Pro Buyer, Inc. (e) (n) (p)	Professional Services		S+ 4.50% (8.73%), 12/10/2029	41,579	41,480	41,579	2.3%
LaserShip, Inc. (j)	Air Freight & Logistics		S+ 7.50% (11.84%), 8/10/2029	2,964	2,788	321	0.0%
Last Dance Intermediate II, LLC (e)	Diversified Telecommunication Services		S+ 5.25% (9.15%), 3/31/2031	15,349	15,189	15,349	0.9%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 4.75% (8.44%), 3/31/2031	5,513	5,452	5,513	0.3%
Last Dance Intermediate II, LLC (e) (h)	Diversified Telecommunication Services		S+ 5.25%, 3/31/2031	—	(38)	—	—%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (9.15%), 3/31/2031	19,054	18,894	19,054	1.1%
Last Dance Intermediate II, LLC (e) (n) (p)	Diversified Telecommunication Services		S+ 5.25% (9.15%), 3/31/2031	19,312	19,075	19,312	1.1%
Lighthouse Intelligence, Ltd. (a) (e)	Software		S+ 5.00% (8.67%) 2.50% PIK, 4/10/2030	22,827	22,580	22,172	1.2%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00% (8.95%) 2.50% PIK, 4/10/2030	3,431	3,342	3,086	0.2%
Lighthouse Intelligence, Ltd. (a) (e) (h)	Software		S+ 5.00%, 2.50% PIK, 4/10/2030	—	(91)	(246)	0.0%
LSF12 Donnelly Bidco, LLC (e) (n)	Machinery		S+ 6.50% (10.40%), 10/2/2029	18,595	18,338	18,595	1.0%
Mandrake Bidco, Inc. (e) (h)	Machinery		S+ 4.50%, 8/20/2030	—	(65)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Mandrake Bidco, Inc. (e) (n) (p)	Machinery		S+ 4.50% (8.32%), 8/20/2031	$55,557	$55,145	$55,557	3.1%
Manna Pro Products, LLC (e)	Food Products		S+ 6.50% (10.40%) 3.50% PIK, 12/10/2029	4,082	4,037	3,062	0.2%
Manna Pro Products, LLC (e) (h)	Food Products		S+ 6.50% (10.42%) 3.50% PIK, 12/10/2029	1,018	977	341	0.0%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.40%) 3.50% PIK, 12/10/2029	1,946	1,925	1,460	0.1%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.40%) 3.50% PIK, 12/10/2029	6,999	6,916	5,249	0.3%
Manna Pro Products, LLC (e) (p)	Food Products		S+ 6.50% (10.40%) 3.50% PIK, 12/10/2029	24,684	24,408	18,513	1.0%
Maravai Intermediate Holdings, LLC (a) (e) (h)	Life Sciences Tools & Services		S+ 4.75%, 6/2/2032	—	(40)	(41)	0.0%
Maravai Intermediate Holdings, LLC (a) (e) (n)	Life Sciences Tools & Services		S+ 4.75% (8.83%), 6/2/2032	14,288	14,082	14,085	0.8%
McDonald Worley, P.C. (e) (h) (j)	Professional Services		30.00% PIK, 12/31/2025	39,422	14,088	4,264	0.2%
Medical Management Resource Group, LLC (e) (h)	Health Care Providers & Services		S+ 5.50%, 11/30/2026	—	—	—	—%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.50% (9.68%), 9/30/2027	9,237	9,202	9,237	0.5%
Medical Management Resource Group, LLC (e) (n)	Health Care Providers & Services		S+ 5.50% (9.68%), 9/30/2027	22,361	22,276	22,361	1.2%
Megavolt Borrower, LLC (e) (n) (p)	Construction & Engineering		S+ 4.75% (8.83%), 2/13/2032	36,710	36,120	36,710	2.0%
Michael Baker International, LLC (e)	Construction & Engineering		S+ 4.50% (8.40%), 12/1/2028	17,549	17,145	17,188	1.0%
Mirra-Primeaccess Holdings, LLC (e)	Health Care Providers & Services		S+ 6.50% (10.59%), 7/29/2026	67,555	67,554	60,799	3.4%
Mirra-Primeaccess Holdings, LLC (e) (h)	Health Care Providers & Services		S+ 6.50% (10.59%), 7/29/2026	8,442	8,445	7,316	0.4%
MRI Software, LLC (e)	Software		S+ 4.75% (8.83%), 2/10/2028	2,163	2,163	2,141	0.1%
MRI Software, LLC (e)	Software		S+ 4.75% (8.83%), 2/10/2028	6,683	6,665	6,617	0.4%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.83%), 2/10/2028	308	307	304	0.0%
MRI Software, LLC (e) (h)	Software		S+ 4.75% (8.83%), 2/10/2028	14	14	14	0.0%
Muth Mirror Systems, LLC (e) (h) (j)	Automobile Components		11.00%, 4.00% PIK, 3/31/2027	1,039	998	46	0.0%
Muth Mirror Systems, LLC (e) (j)	Automobile Components		11.00%, 4.00% PIK, 3/31/2027	15,749	14,266	3,711	0.2%
MWH Intermediate II, LLC (e)	Capital Markets		S+ 5.00% (8.90%), 8/27/2032	8,982	8,923	8,926	0.5%
MWH Intermediate II, LLC (e)	Capital Markets		S+ 5.00% (8.90%), 8/29/2031	1,811	1,800	1,800	0.1%
MWH Intermediate II, LLC (e) (n)	Capital Markets		S+ 5.00% (8.90%), 8/27/2032	15,278	15,176	15,181	0.8%
Norvax, LLC (e)	Insurance		S+ 5.50% (9.39%), 7/21/2031	233	229	229	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Norvax, LLC (e) (j)	Insurance		S+ 5.50% (9.39%) 5.50% PIK, 7/21/2031	$392	$—	$—	—%
Odessa Technologies, Inc. (e) (h)	Software		S+ 5.50%, 10/19/2027	—	(6)	—	—%
Odessa Technologies, Inc. (e) (n)	Software		S+ 5.50% (9.68%), 10/19/2027	20,078	20,054	20,078	1.1%
OneSource Virtual, Inc. (e)	Professional Services		S+ 4.50% (8.58%), 1/30/2033	18,561	18,476	18,477	1.0%
OneSource Virtual, Inc. (e) (h)	Professional Services		S+ 4.50%, 1/30/2033	—	(12)	(12)	0.0%
ORG GC Holdings, LLC (e) (m)	Professional Services		S+ 6.50% (10.84%), 6/30/2027	10,657	10,662	9,591	0.5%
Palmdale Oil Co., LLC (e)	Oil, Gas & Consumable Fuels		S+ 4.75% (8.83%), 12/12/2031	4,326	4,311	4,308	0.2%
Palmdale Oil Co., LLC (e) (h)	Oil, Gas & Consumable Fuels		S+ 4.75%, 12/12/2031	—	—	(14)	0.0%
PetVet Care Centers, LLC (e) (h)	Health Care Providers & Services		S+ 6.00% (9.90%), 11/15/2029	1,613	1,602	1,008	0.1%
PetVet Care Centers, LLC (e) (n) (p)	Health Care Providers & Services		S+ 6.00% (9.90%), 11/15/2030	30,064	29,676	25,554	1.4%
Pie Buyer, Inc. (e)	Consumer Staples Distribution & Retail		S+ 5.50% (9.62%), 3/31/2028	2,581	2,578	2,194	0.1%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (10.01%), 3/31/2028	8,653	8,642	7,355	0.4%
Pie Buyer, Inc. (e) (n)	Consumer Staples Distribution & Retail		S+ 5.50% (10.01%), 3/31/2028	2,269	2,268	1,929	0.1%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (10.01%), 3/31/2028	39,979	39,921	33,982	1.9%
Pie Buyer, Inc. (e) (n) (p)	Consumer Staples Distribution & Retail		S+ 5.50% (9.70%), 3/31/2028	2,956	2,952	2,513	0.1%
Pluralsight, LLC (e) (h) (j)	Software		S+ 4.50%, 1.50% PIK, 8/22/2029	—	—	(461)	0.0%
Pluralsight, LLC (e) (h) (j)	Software		S+ 4.50%, 1.50% PIK, 8/22/2029	—	—	(184)	0.0%
Pluralsight, LLC (e) (j)	Software		S+ 4.50% (8.40%) 1.50% PIK, 8/22/2029	4,624	4,528	3,884	0.2%
Pluralsight, LLC (e) (j)	Software		S+ 4.50% (8.40%) 1.50% PIK, 8/22/2029	2,349	2,300	1,973	0.1%
Pluralsight, LLC (e) (j)	Software		S+ 7.50% (11.40%) 7.50% PIK, 8/22/2029	8,703	7,917	—	—%
Pluto Acquisition I, Inc.	Health Care Providers & Services		S+ 5.50% (9.53%), 6/20/2028	3,304	3,304	3,308	0.2%
Reagent Chemical and Research, LLC (e)	Chemicals		S+ 5.25% (9.15%), 4/30/2031	5,311	5,244	5,311	0.3%
Reagent Chemical and Research, LLC (e) (h)	Chemicals		S+ 5.25%, 4/30/2030	—	(89)	—	—%
Reagent Chemical and Research, LLC (e) (n) (p)	Chemicals		S+ 5.25% (9.15%), 4/30/2031	39,780	39,233	39,780	2.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Rialto Management Group, LLC (e) (h)	Capital Markets		S+ 5.00%, 12/5/2030	$—	$(5)	$—	—%
Rialto Management Group, LLC (e) (n) (p)	Capital Markets		S+ 5.00% (8.90%), 12/5/2030	20,178	20,026	20,178	1.1%
Roadsafe Holdings, Inc. (e) (n)	Construction & Engineering		S+ 5.00% (8.80%), 10/18/2030	5,324	5,327	5,324	0.3%
Roadsafe Holdings, Inc. (e) (n)	Construction & Engineering		S+ 5.00% (8.80%), 10/18/2030	4,954	4,943	4,954	0.3%
Roadsafe Holdings, Inc. (e) (n) (p)	Construction & Engineering		S+ 5.00% (8.80%), 10/18/2030	8,716	8,701	8,716	0.5%
Roadsafe Holdings, Inc. (e) (n) (p)	Construction & Engineering		P+ 4.00% (11.00%), 10/18/2030	786	778	786	0.0%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.75% (8.83%), 11/12/2031	14,993	14,847	14,827	0.8%
Saab Purchaser, Inc. (e) (h)	Software		S+ 4.75%, 11/12/2031	—	(19)	(22)	0.0%
Saab Purchaser, Inc. (e) (n)	Software		S+ 4.75% (8.83%), 11/12/2031	17,877	17,722	17,705	1.0%
Saturn SHC Buyer Holdings, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.26%), 11/18/2027	37,166	37,106	29,733	1.7%
Saturn SHC Buyer Holdings, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.53%), 11/18/2027	12,993	12,923	10,394	0.6%
Saturn SHC Buyer Holdings, Inc. (e) (h)	Health Care Providers & Services		S+ 6.50%, 11/18/2027	—	(15)	(2,580)	(0.1)%
Saturn Sound Bidco, Ltd. (a) (e) (h)	Aerospace & Defense		S+ 5.25%, 12/3/2031	—	(17)	—	—%
Saturn Sound Bidco, Ltd. (a) (e) (n) (p)	Aerospace & Defense		S+ 5.25% (9.01%), 12/3/2031	24,800	24,617	24,800	1.4%
Sherlock Buyer Corp. (e) (h)	Professional Services		S+ 5.75%, 12/8/2029	—	(3)	(45)	0.0%
Sherlock Buyer Corp. (e) (n) (p)	Professional Services		S+ 5.75% (9.83%), 12/6/2030	15,436	15,390	15,065	0.8%
Simplifi Holdings, Inc. (e) (h)	Media		S+ 5.50% (9.50%), 6/30/2028	2,476	2,465	2,476	0..1%
Simplifi Holdings, Inc. (e) (n)	Media		S+ 5.50% (9.50%), 12/29/2028	49,138	48,860	49,138	2.7%
SitusAMC Holdings Corp. (e) (n) (p)	Financial Services		S+ 5.50% (9.58%), 5/14/2031	51,737	51,583	51,737	2.9%
Striper Buyer, LLC (e) (n)	Containers & Packaging		S+ 5.50% (9.50%), 1/2/2029	14,965	14,959	14,710	0.8%
SunMed Group Holdings, LLC (e) (h)	Health Care Equipment & Supplies		S+ 5.50%, 6/16/2027	—	(1)	—	—%
SunMed Group Holdings, LLC (e) (n)	Health Care Equipment & Supplies		S+ 5.50% (9.42%), 6/16/2028	12,341	12,276	12,341	0.7%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (13.00%) PIK, 3/31/2023	70,837	927	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		P+ 6.00% (13.00%) PIK, 3/31/2023	12,574	164	—	—%
Tax Defense Network, LLC (e) (j)	Diversified Consumer Services		12.00% PIK, 3/31/2023	6,587	4,742	6,587	0.4%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75% (8.51%), 12/15/2031	6,029	5,967	6,029	0.3%
TEI Intermediate, LLC (e) (h)	Commercial Services & Supplies		S+ 4.75%, 12/15/2031	—	(6)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
TEI Intermediate, LLC (e) (n) (p)	Commercial Services & Supplies		S+ 5.25% (9.33%) 2.88% PIK, 12/15/2031	$23,520	$23,516	$23,520	1.3%
The NPD Group, LP (e) (h)	Professional Services		S+ 4.25%, 12/1/2028	—	(13)	—	—%
The NPD Group, LP (e) (n)	Professional Services		S+ 4.25% (8.15%), 12/1/2029	52,102	51,677	52,102	2.9%
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 4.00% (8.03%), 5/18/2028	5,905	5,904	5,196	0.3%
Tivity Health, Inc. (e) (n)	Health Care Providers & Services		S+ 5.00% (8.90%), 6/28/2029	24,106	23,892	24,106	1.3%
Trinity Air Consultants Holdings Corp. (e)	Professional Services		S+ 4.25% (8.08%), 6/29/2029	16,143	16,019	16,143	0.9%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.25%, 6/29/2029	—	(13)	—	—%
Trinity Air Consultants Holdings Corp. (e) (h)	Professional Services		S+ 4.25%, 6/29/2029	—	(7)	—	—%
Triple Lift, Inc. (e) (h)	Media		S+ 5.50%, 5/5/2028	—	(25)	(282)	0.0%
Triple Lift, Inc. (e) (n) (p)	Media		S+ 5.50% (9.65%), 5/5/2028	38,668	38,180	36,348	2.0%
Trystar, LLC (e)	Electrical Equipment		S+ 4.25% (8.07%), 8/6/2031	12,520	12,421	12,520	0.7%
Trystar, LLC (e) (h)	Electrical Equipment		S+ 4.25%, 8/6/2031	—	(44)	—	—%
Trystar, LLC (e) (n) (p)	Electrical Equipment		S+ 4.25% (8.07%), 8/6/2031	22,896	22,728	22,896	1.3%
Trystar, LLC (e) (p)	Electrical Equipment		S+ 4.25% (8.07%), 8/6/2031	10,285	10,212	10,285	0.6%
Urban One, Inc. (b)	Media	12/18/2025	10.50%, 4/1/2030	164	158	157	0.0%
US Oral Surgery Management Holdco, LLC (e)	Health Care Providers & Services		S+ 5.25% (9.11%), 11/20/2028	5,050	5,035	5,050	0.3%
US Oral Surgery Management Holdco, LLC (e) (h)	Health Care Providers & Services		S+ 5.25%, 11/20/2028	—	(3)	—	—%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.17%), 11/20/2028	6,997	6,970	6,997	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.18%), 11/20/2028	6,098	6,084	6,098	0.4%
US Oral Surgery Management Holdco, LLC (e) (n)	Health Care Providers & Services		S+ 5.25% (9.11%), 11/20/2028	17,668	17,586	17,668	1.0%
US Salt Investors, LLC (a) (e)	Chemicals		S+ 4.25% (8.33%), 2/28/2033	16,637	16,488	16,484	0.9%
US Salt Investors, LLC (a) (e) (h)	Chemicals		S+ 4.25%, 2/26/2033	—	(18)	(18)	0.0%
Vanco Payment Solutions, LLC (e)	Software		S+ 4.75% (9.01%), 12/1/2031	9,953	9,908	9,855	0.5%
Vanco Payment Solutions, LLC (e) (h)	Software		S+ 4.75%, 12/1/2031	—	(5)	(5)	0.0%
Varicent Intermediate Holdings Corp. (e)	Software		S+ 6.00% (10.08%) 3.25% PIK, 8/23/2031	6,998	6,955	6,875	0.4%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(5)	(21)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(10)	(26)	0.0%
Varicent Intermediate Holdings Corp. (e) (h)	Software		S+ 6.00%, 3.25% PIK, 8/23/2031	—	(32)	(54)	0.0%
Varicent Intermediate Holdings Corp. (e) (n) (p)	Software		S+ 6.00% (10.08%) 3.25% PIK, 8/23/2031	21,627	21,410	21,248	1.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.40%), 6/1/2029	$2,961	$2,936	$2,961	0.2%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.40%), 6/1/2029	940	932	940	0.1%
Victors CCC Buyer, LLC (e)	Professional Services		S+ 4.50% (8.40%), 6/1/2029	1,539	1,527	1,539	0.1%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 4.50% (8.40%), 6/1/2029	973	964	973	0.1%
Victors CCC Buyer, LLC (e) (h)	Professional Services		S+ 4.50%, 6/1/2029	—	(10)	—	—%
Victors CCC Buyer, LLC (e) (n)	Professional Services		S+ 4.50% (8.40%), 6/1/2029	23,273	23,062	23,273	1.3%
West Coast Dental Services, Inc. (e)	Health Care Providers & Services		S+ 5.75% (9.98%), 7/1/2028	1,570	1,556	1,256	0.1%
West Coast Dental Services, Inc. (e)	Health Care Providers & Services		S+ 5.75% (9.66%), 7/1/2028	26,294	26,063	21,035	1.2%
West Coast Dental Services, Inc. (e) (h)	Health Care Providers & Services		S+ 5.75% (9.98%), 7/1/2028	2,068	2,044	1,339	0.1%
Westwood Professional Services, Inc. (e)	Construction & Engineering		S+ 4.50% (8.58%), 9/19/2031	6,923	6,881	6,923	0.4%
Westwood Professional Services, Inc. (e) (h)	Construction & Engineering		S+ 4.50%, 9/19/2031	—	(48)	—	—%
Westwood Professional Services, Inc. (e) (n) (p)	Construction & Engineering		S+ 4.50% (8.58%), 9/19/2031	44,508	44,175	44,508	2.5%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.50%, 9/16/2032	—	(12)	—	—%
Wharf Street Ratings Acquisition, LLC (e) (h)	Capital Markets		S+ 4.50%, 9/16/2032	—	(24)	—	—%
Wharf Street Ratings Acquisition, LLC (e) (n)	Capital Markets		S+ 4.50% (8.40%), 9/16/2032	25,604	25,374	25,604	1.4%
WHCG Purchaser III, Inc. (e)	Health Care Providers & Services		S+ 6.50% (10.23%) 3.25% PIK, 6/29/2029	24,923	24,923	24,923	1.4%
WIN Holdings III Corp. (e) (h)	Diversified Consumer Services		S+ 5.50% (9.36%), 1/16/2028	5,323	5,315	5,323	0.3%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.50% (9.36%), 7/16/2028	41,683	41,605	41,683	2.3%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.50% (9.37%), 7/16/2028	9,840	9,739	9,840	0.5%
WIN Holdings III Corp. (e) (n)	Diversified Consumer Services		S+ 5.50% (9.60%), 7/16/2028	20,103	19,969	20,103	1.1%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.25% (8.35%), 10/1/2032	994	991	981	0.1%
Wipfli Advisory, LLC (e) (h)	Financial Services		S+ 4.25%, 10/1/2032	—	(17)	(17)	0.0%
Wipfli Advisory, LLC (e) (n)	Financial Services		S+ 4.25% (8.35%), 10/1/2032	16,096	16,063	16,062	0.9%
Zendesk, Inc. (e)	Software		S+ 5.00% (9.03%), 11/22/2028	5,450	5,450	5,363	0.3%
Zendesk, Inc. (e)	Software		S+ 5.00% (9.03%), 11/22/2028	10,383	10,310	10,217	0.6%
Zendesk, Inc. (e) (h)	Software		S+ 5.00%, 11/22/2028	—	—	(105)	0.0%
Zendesk, Inc. (e) (n)	Software		S+ 5.00% (9.03%), 11/22/2028	64,404	64,096	63,374	3.5%
Subtotal Senior Secured First Lien Debt					$3,133,882	$3,047,704	169.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Senior Secured Second Lien Debt - 8.1% (d)
Alera Group, Inc. (n) (p)	Insurance		S+ 5.50% (9.40%), 5/30/2033	$22,191	$22,100	$21,373	1.2%
American Rock Salt Company, LLC (e) (n)	Chemicals		S+ 7.25% (11.27%), 6/11/2029	6,010	5,979	5,710	0.3%
Ascensus Group Holdings, Inc.	Financial Services		S+ 5.25% (9.33%), 11/25/2033	16,682	16,606	16,807	1.0%
Coronis Health I, LLC (e) (m)	Health Care Technology		5.00% PIK, 5/1/2032	2,856	2,856	2,856	0.2%
Hologic, Inc.	Health Care Equipment & Supplies		S+ 5.00% (9.05%), 4/7/2034	7,075	6,996	6,951	0.4%
Lakeland Tours, LLC (e) (j) (p)	Diversified Consumer Services		9.00% PIK, 3/29/2030	2,938	1,967	2,072	0.1%
Obra Capital, Inc. (e)	Capital Markets		14.00% PIK, 12/21/2029	4,660	4,272	4,271	0.2%
ORG GC Holdings, LLC (e) (j) (m)	Professional Services		18.00% PIK, 11/29/2027	8,029	6,226	—	—%
Pluto Acquisition I, Inc. (e) (n)	Health Care Providers & Services		S+ 8.75% (12.59%), 12/20/2028	40,167	36,450	37,556	2.1%
Resilience Parent, LLC (e)	Electrical Equipment		S+ 5.25% (9.33%), 2/27/2034	9,727	9,637	9,637	0.5%
Victory Buyer, LLC (e) (n)	Machinery		S+ 6.00% (9.82%), 2/13/2034	38,325	37,961	37,973	2.1%
Subtotal Senior Secured Second Lien Debt					$151,050	$145,206	8.1%

Subordinated Debt - 16.2% (d)
Aventine Holdings, LLC (e) (j)	Entertainment		10.25% PIK, 12/22/2030	$51,176	$49,802	$36,847	2.1%
Kahala Aviation, LLC (e) (l)	Asset Based Financing		13.50%, 8/31/2031	58,990	58,701	58,990	3.3%
OSV Thunderbolt Topco, Inc. (e)	Professional Services		12.00% PIK, 1/30/2034	4,780	4,780	4,205	0.2%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.50%), 12/31/2028	62,600	62,614	62,600	3.5%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.50%), 12/31/2028	35,000	34,995	35,000	1.9%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75% (12.05%), 12/31/2028	11,000	10,872	11,000	0.6%
Siena Capital Finance, LLC (e) (l)	Asset Based Financing		12.50%, 4/25/2028	72,500	72,522	72,500	4.0%
Smile Brands, Inc. (e) (j)	Health Care Providers & Services		14.50% PIK, 10/12/2028	70	62	—	—%
WHCG Purchaser III, Inc. (e) (j)	Health Care Providers & Services		10.00% PIK, 6/30/2030	21,982	8,388	10,384	0.6%
Subtotal Subordinated Debt					$302,736	$291,526	16.2%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Capital Markets	1/24/2024	S+ 11.00% (15.07%), 4/25/2031	$4,750	$4,295	$3,378	0.2%
Subtotal Collateralized Securities - Debt Investments					$4,295	$3,378	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Collateralized Securities - Equity Investments - 0.0% (d) (s)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 4/25/2031	$31,603	$3,163	$—	—%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 1/20/2027	31,575	(12)	467	0.0%
Subtotal Collateralized Securities - Equity Investments					$3,151	$467	0.0%

Equity/Other - 30.2% (d) (f)
BCPE Oceandrive Buyer, Inc. (b) (e) (g) (l)	Health Care Providers & Services	10/31/2025		265,831	$12,528	$12,528	0.7%
Black Mountain Sand, LLC (b) (e) (q)	Energy Equipment & Services	7/1/2025		55,436	2,170	1,304	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	6/23/2022	8.00%	1,680	1,680	2,355	0.1%
Center Phase Energy, LLC (b) (e) (q)	Electric Utilities	8/22/2025	8.00%	270	446	748	0.0%
Cirque Du Soleil Holding USA Newco, Inc. (a) (b) (g)	Entertainment	1/24/2024		1,413,708	16,127	12,487	0.7%
Cornerstone Chemical, Co. (b) (e) (g)	Chemicals	1/24/2024		327,378	11,626	—	—%
Coronis Health I, LLC (b) (e) (g) (m)	Health Care Technology	5/1/2025		5,319	4,900	8,084	0.5%
FBLC Senior Loan Fund, LLC (a) (b) (c) (e) (l)	Investment in Joint Ventures	1/24/2024		224,956	225,161	218,207	12.2%
Foresight Energy Operating, LLC (b) (e) (g) (q)	Oil, Gas & Consumable Fuels	1/24/2024		158,093	3,063	697	0.0%
Gordian Medical, Inc. (b) (e) (g)	Health Care Providers & Services	5/17/2024		157,787	—	—	—%
Gordian Medical, Inc. (b) (e) (g) (n)	Health Care Providers & Services	5/17/2024		189,197	3,299	3,339	0.2%
Higginbotham Insurance Agency, Inc. (b) (e)	Insurance	12/10/2024	10.50%, 11/25/2028	10,199	10,046	10,046	0.6%
Integrated Efficiency Solutions, Inc. (b) (e) (g) (m) (q)	Electrical Equipment	1/24/2024		55,991	—	—	—%
International Cruise & Excursion Gallery, Inc. (b) (e) (g) (p)	Hotels, Restaurants & Leisure	12/31/2024		179,900	—	—	—%
Kahala Aviation, LLC (b) (e) (g) (l)	Asset Based Financing	10/2/2024		15,712,202	16,343	16,655	0.9%
Lakeland Tours, LLC (b) (e) (g) (p)	Diversified Consumer Services	3/2/2026		207,087	—	—	—%
McDonald Worley, P.C. (b) (e) (g)	Professional Services	1/24/2024		20,167	3,118	10,288	0.6%
Motor Vehicle Software Corp. (b) (e) (t)	Software	1/24/2024		223,503	355	1,077	0.1%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		22,819	—	—	—%
Muth Mirror Systems, LLC (b) (e) (g) (q)	Automobile Components	1/24/2024		153,038	—	—	—%
Norvax, LLC (b) (e) (g) (q)	Insurance	9/30/2026		8,069	—	—	—%
Obra Capital, Inc. (b) (e) (g)	Capital Markets	5/4/2026		1,304	332	332	0.0%
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	1/24/2024		1,771	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
ORG GC Holdings, LLC (b) (e) (g) (m) (q)	Professional Services	2/1/2025	15.00% PIK, 11/29/2031	17,686,676	$—	$—	—%
OSV Thunderbolt Topco, Inc. (b) (e) (g)	Professional Services	1/30/2026		577,005	—	589	0.0%
PennantPark Credit Opportunities Fund II, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		8,739	492	163	0.0%
Pluralsight, LLC (b) (e) (g)	Software	8/22/2024		2,267,044	5,986	—	—%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/29/2024		164,759	—	—	—%
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/1/2021		3,710,315	4,941	4,935	0.3%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q)	Asset Based Financing	12/30/2021		199,972	128,429	138,475	7.7%
Resolute Investment Managers, Inc. (b) (e) (g)	Capital Markets	1/24/2024		61,958	2,026	112	0.0%
RMP Group, Inc. (b) (e) (g) (q)	Health Care Technology	1/24/2024		223	333	43	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Asset Based Financing	1/24/2024		41,789,400	77,437	94,862	5.3%
Smile Brands, Inc. (b) (e) (g)	Health Care Providers & Services	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Wireless Telecommunication Services	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		10,000	1,668	390	0.0%
Travelpro Products, Inc. (a) (b) (e) (g)	Textiles, Apparel & Luxury Goods	1/24/2024		447,007	913	183	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Health Care Providers & Services	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e)	Financial Services	1/24/2024		922,669	1,617	3,967	0.2%
Subtotal Equity/Other					$535,036	$541,866	30.2%

Total Investments - 224.5% (d)					$4,130,150	$4,030,147	224.5%

Interest Rate Swaps:

Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
N/A	S+ 0.097%	4.14%	Wells Fargo, N.A.	1/1/2029	$19,070	$183	$—	$183
2030 Notes	6.00%	S+ 2.515%	Wells Fargo, N.A.	10/2/2030	$300,000	$(15,055)	$—	$(15,055)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)
(a)    All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. At September 30, 2026, qualifying assets represent 91.9% of the Company's total assets.
(b)    Securities exempt from registration under the Securities Act of 1933 (as defined below), and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities is $545.9 million or 30.4% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(c) The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
(d)    Percentages are based on net assets attributable to common stock as of September 30, 2026.
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
(g)    Non-income producing at September 30, 2026.
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
(i)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or Prime (“P”) and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2026. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For funded floating rate securities, the all-in rate is disclosed within parentheses.
(j)     The investment is on non-accrual status as of September 30, 2026.
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

(t)     The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2026.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
September 30, 2026
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2026:

Industry	Investments at Fair Value	Percentage of Total Portfolio
Asset Based Financing	$490,082	12.2%
Health Care Providers & Services	436,105	10.8%
Software	404,994	10.0%
Professional Services	401,793	10.0%
Investment in Joint Ventures	218,207	5.4%
Construction & Engineering	198,919	4.9%
Aerospace & Defense	197,842	4.9%
Machinery	164,342	4.1%
Financial Services	162,046	4.0%
Capital Markets	126,946	3.1%
Food Products	91,311	2.3%
Media	87,837	2.2%
Diversified Consumer Services	85,608	2.1%
Containers & Packaging	84,867	2.1%
Entertainment	84,154	2.1%
Commercial Services & Supplies	83,117	2.1%
Electrical Equipment	83,023	2.1%
Insurance	80,530	2.0%
Diversified Telecommunication Services	70,563	1.8%
Chemicals	69,182	1.7%
Consumer Staples Distribution & Retail	65,373	1.6%
Wireless Telecommunication Services	51,736	1.3%
Trading Companies & Distributors	51,382	1.3%
Air Freight & Logistics	51,270	1.3%
Distributors	28,547	0.7%
Electric Utilities	28,479	0.7%
Specialty Retail	28,300	0.7%
Oil, Gas & Consumable Fuels	22,700	0.6%
Health Care Technology	21,663	0.5%
Beverages	19,296	0.5%
Health Care Equipment & Supplies	19,292	0.5%
Life Sciences Tools & Services	14,044	0.3%
Automobile Components	3,757	0.1%
Hotels, Restaurants & Leisure	1,353	0.0%
Energy Equipment & Services	1,304	0.0%
Textiles, Apparel & Luxury Goods	183	0.0%
Total	$4,030,147	100.0%
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Edelman Financial Center, LLC (n)	Capital Markets		S+ 5.25% (8.97%), 10/6/2028	$9,500	$9,485	$9,468	0.5%
Integrated Efficiency Solutions, Inc. (e) (j) (m)	Electrical Equipment		10.00% PIK, 12/31/2027	2,143	1,075	668	0.0%
ORG GC Holdings, LLC (e) (j) (m)	Professional Services		18.00% PIK, 11/29/2027	7,026	6,226	2,810	0.2%
Pluto Acquisition I, Inc. (e) (n)	Health Care Providers & Services		S+ 8.75% (12.49%) PIK, 12/20/2028	40,167	35,489	32,134	1.8%
Therapy Brands Holdings, LLC (e) (n)	Health Care Technology		S+ 6.75% (10.58%), 5/18/2029	6,601	6,591	4,786	0.3%
Urban One, Inc. (b)	Media	12/18/2025	7.63%, 4/1/2031	951	827	490	0.0%
Victory Buyer, LLC (e) (n)	Building Products		S+ 7.00% (10.83%), 11/19/2029	45,990	44,243	45,990	2.5%
Subtotal Senior Secured Second Lien Debt					$160,045	$152,406	8.3%

Subordinated Debt - 14.1% (d)
Aventine Holdings, LLC (e) (n)	Entertainment		10.25% PIK, 12/22/2030	$48,681	$48,417	$41,466	2.4%
Kahala Aviation, LLC (e) (l)	Asset Based Financing		13.50%, 8/31/2031	33,911	33,874	33,911	1.8%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75% (11.66%), 12/31/2028	34,000	33,995	34,000	1.8%
Post Road Equipment Finance, LLC (c) (e) (h) (l)	Asset Based Financing		S+ 7.75%, 12/31/2028	—	(58)	—	—%
Post Road Equipment Finance, LLC (c) (e) (l)	Asset Based Financing		S+ 7.75% (11.66%), 12/31/2028	62,600	62,609	62,601	3.4%
Siena Capital Finance, LLC (e) (l)	Asset Based Financing		12.50%, 4/25/2028	77,500	77,526	77,500	4.2%
Smile Brands, Inc. (e)	Health Care Providers & Services		14.50% PIK ,10/12/2028	62	62	9	0.0%
WHCG Purchaser III, Inc. (e) (j)	Health Care Providers & Services		10.00% PIK, 6/30/2030	20,416	8,388	9,645	0.5%
Subtotal Subordinated Debt					$264,813	$259,132	14.1%

Collateralized Securities - Debt Investments - 0.2% (d)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (b) (e) (m)	Capital Markets	1/24/2024	S+ 11.00% (15.12%), 4/25/2031	$4,750	$4,253	$4,322	0.2%
Whitehorse, Ltd. 14-1A E (a) (b) (e)	Capital Markets	1/24/2024	S+ 4.55% (8.67%), 5/1/2026	232	226	62	0.0%
Subtotal Collateralized Securities - Debt Investment					$4,479	$4,384	0.2%

Collateralized Securities - Equity Investments - 0.0% (d) (s)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 4/25/2031	$31,603	$3,163	$—	—%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (b) (e) (m) (r)	Capital Markets	1/24/2024	0.00%, 1/20/2027	31,575	—	477	0.0%
Subtotal Collateralized Securities - Equity Investment					$3,163	$477	0.0%
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

FRANKLIN BSP CAPITAL CORPORATION
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands, except share and per share data)
December 31, 2025

Portfolio Company (k) (o)	Industry	Acquisition Date	Investment Coupon Rate/ Maturity (i)	Principal/ Numbers of Shares	Amortized Cost	Fair Value	% of Net Assets (d)
Point Broadband Acquisition, LLC (b) (e) (g) (q)	Diversified Telecommunication Services	10/1/2021		3,710,315	$4,941	$4,935	0.3%
Post Road Equipment Finance, LLC (b) (c) (e) (l) (q)	Asset Based Financing	12/30/2021		199,972	128,429	128,252	7.0%
Resolute Investment Managers, Inc. (b) (e) (g)	Financial Services	1/24/2024		61,958	2,026	2,022	0.1%
RMP Group, Inc. (b) (e) (g) (q)	Health Care Technology	1/24/2024		223	333	246	0.0%
Siena Capital Finance, LLC (b) (e) (l)	Asset Based Financing	1/24/2024		41,789,400	77,437	77,728	4.2%
Skillsoft Corp. (g)	Professional Services			12,435	187	116	0.0%
Smile Brands, Inc. (b) (e) (g)	Health Care Providers & Services	1/24/2024		439	—	—	—%
Squan Holding Corp. (b) (e) (g)	Wireless Telecommunication Services	1/24/2024		180,835	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		147,099	—	—	—%
Tax Defense Network, LLC (b) (e) (g)	Diversified Consumer Services	1/24/2024		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (b) (g) (m)	Capital Markets	1/24/2024		10,000	1,668	461	0.0%
Travelpro Products, Inc. (a) (b) (e) (g)	Textiles, Apparel & Luxury Goods	1/24/2024		447,007	913	183	0.0%
WHCG Purchaser III, Inc. (b) (e) (g)	Health Care Providers & Services	8/2/2024		5,448,273	—	—	—%
World Business Lenders, LLC (b) (e) (g)	Financial Services	1/24/2024		922,669	1,617	1,615	0.1%
WPNT, LLC (b) (e) (g) (l) (q)	Media	1/24/2024		582,300	—	—	—%
YummyEarth, Inc. (b) (e) (g)	Food Products	1/24/2024		781	—	—	—%
Subtotal Equity/Other					$530,631	$518,235	28.2%

Total Investments - 221.2% (d)					$4,178,354	$4,071,008	221.2%
Interest Rate Swaps:

Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/Depreciation
N/A	S+ 0.097%	4.14%	Wells Fargo, N.A.	1/1/2029	$21,863	$(336)	$—	$(336)
2030 Notes	6.00%	S+ 2.515%	Wells Fargo, N.A.	10/2/2030	$300,000	$(609)	$—	$(609)
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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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

The Company will bear the organization and offering expenses incurred in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million or 0.10% of the Company’s total capital commitments, the Adviser or its affiliate will bear the excess costs. To the extent the Company’s capital commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total capital commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2026 and 2025, respectively, there were no reimbursements from the Adviser.

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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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
Recent Accounting Pronouncements
In November 2025, the FASB issued ASU No. 2025-09, “Hedge Accounting Improvements.” This ASU better aligns hedge accounting with the entity's risk management activities. ASU 2025-09 amends the guidance in ASC 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company does not expect the adoption of ASU 2025-09 to have a material impact on its consolidated financial statements.
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
For the period ended September 30, 2026
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2026 and December 31, 2025, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2026 and December 31, 2025 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended September 30, 2026
(Unaudited)
Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.
For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.
The following table presents fair value measurements of investments, by major class, as of September 30, 2026, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$5,701	$3,042,003	$—	$3,047,704
Senior Secured Second Lien Debt	—	45,131	100,075	—	145,206
Subordinated Debt	—	—	291,526	—	291,526
Collateralized Securities	—	—	3,845	—	3,845
Equity/Other	—	12,487	310,619	553	323,659
FBLC Senior Loan Fund, LLC	—	—	218,207	—	218,207
Total	$—	$63,319	$3,966,275	$553	$4,030,147
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2026:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of June 30, 2026	$3,105,812	$97,785	$276,251	$3,898	$516,278	$4,000,024
Purchases and other adjustments to cost	69,558	551	14,986	14	801	85,910
Sales and repayments	(124,167)	—	(55)	—	14	(124,208)
Net realized gain (loss)	100	—	—	—	3	103
Transfers in	—	—	—	—	1	1
Net change in unrealized appreciation (depreciation) on investments	(9,300)	1,739	344	(67)	11,729	4,445
Balance as of September 30, 2026	$3,042,003	$100,075	$291,526	$3,845	$528,826	$3,966,275
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(9,133)	$1,739	$344	$(67)	$11,729	$4,612
_______________
(1) Includes the Company’s investment in FBLC Senior Loan Fund, LLC.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2026:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2025	$3,121,003	$110,594	$259,132	$4,861	$502,467	$3,998,057
Purchases and other adjustments to cost	320,199	57,162	70,501	47	6,269	454,178
Sales and repayments	(365,729)	(54,155)	(32,570)	(39)	(1,783)	(454,276)
Net realized gain (loss)	(33,723)	(4)	(9)	(204)	577	(33,363)
Transfers in	7,555	—	—	—	7	7,562
Transfers out	—	(16,600)	—	—	—	(16,600)
Net change in unrealized appreciation (depreciation) on investments	(7,302)	3,078	(5,528)	(820)	21,289	10,717
Balance as of September 30, 2026	$3,042,003	$100,075	$291,526	$3,845	$528,826	$3,966,275
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(42,624)	$2,613	$(5,528)	$(984)	$21,736	$(24,787)
_______________
(1) Includes the Company’s investment in FBLC Senior Loan Fund, LLC.
For the three and nine months ended September 30, 2026, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2026, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs. For the three months ended September 30, 2026, there were no transfers from Level 3 to Level 2.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended September 30, 2025:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of June 30, 2025	$3,098,775	$100,297	$232,792	$6,564	$558,979	$3,997,407
Purchases and other adjustments to cost	175,906	1,727	7,454	14	10,224	195,325
Sales and repayments	(142,529)	(2,078)	(10,020)	(318)	568	(154,377)
Net realized gain (loss)	657	131	—	18	(362)	444
Net change in unrealized appreciation (depreciation) on investments	(7,794)	(3,737)	240	(473)	(1,476)	(13,240)
Balance as of September 30, 2025	$3,125,015	$96,340	$230,466	$5,805	$567,933	$4,025,559
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(7,331)	$(3,737)	$240	$(473)	$(2,344)	$(13,645)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2024	$2,886,706	$103,368	$196,418	$10,893	$654,039	$3,851,424
Purchases and other adjustments to cost	748,880	5,570	70,578	71	16,954	842,053
Sales and repayments	(536,049)	405	(36,749)	(3,267)	(94,516)	(670,176)
Net realized gain (loss)	(7,389)	131	—	190	(531)	(7,599)
Transfers in	51,211	—	—	—	—	51,211
Transfers out	—	(7,980)	—	—	—	(7,980)
Net change in unrealized appreciation (depreciation) on investments	(18,344)	(5,154)	219	(2,082)	(8,013)	(33,374)
Balance as of September 30, 2025	$3,125,015	$96,340	$230,466	$5,805	$567,933	$4,025,559
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(28,021)	$(4,357)	$219	$(1,942)	$(8,881)	$(42,982)
_______________
(1) Includes the Company's investment in FBLC Senior Loan Fund, LLC.
For the nine months ended September 30, 2025, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2025, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs. For the three months ended September 30, 2025, there were no transfers between levels.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The composition of the Company’s investments as of September 30, 2026, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,133,882	$3,047,704	75.7%
Senior Secured Second Lien Debt	151,050	145,206	3.6
Subordinated Debt	302,736	291,526	7.2
Collateralized Securities	7,446	3,845	0.1
Equity/Other	309,875	323,659	8.0
FBLC Senior Loan Fund, LLC	225,161	218,207	5.4
Total	$4,130,150	$4,030,147	100.0%
The composition of the Company’s investments as of December 31, 2025, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$3,215,223	$3,136,374	77.1%
Senior Secured Second Lien Debt	160,045	152,406	3.7
Subordinated Debt	264,813	259,132	6.4
Collateralized Securities	7,642	4,861	0.1
Equity/Other	305,470	293,279	7.2
FBLC Senior Loan Fund, LLC	225,161	224,956	5.5
Total	$4,178,354	$4,071,008	100.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the Level 3 investments as of September 30, 2026. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$2,903,060	Yield Analysis	Market Yield	8.00%	37.93%	10.88%
Senior Secured First Lien Debt	104,351	Waterfall Analysis	EBITDA Multiple	3.00x	11.00x	8.44x
Senior Secured First Lien Debt	34,363	Waterfall Analysis	Revenue Multiple	0.21x	0.68x	0.35x
Senior Secured First Lien Debt (c)	229	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	97,219	Yield Analysis	Market Yield	9.00%	20.93%	12.72%
Senior Secured Second Lien Debt	2,856	Waterfall Analysis	EBITDA Multiple	5.27x	10.22x	10.22x
Subordinated Debt	181,100	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.49x	1.35x
Subordinated Debt	58,990	Waterfall Analysis	Market Yield	10.66%	10.66%	10.66%
Subordinated Debt	41,052	Yield Analysis	Market Yield	14.70%	19.29%	18.82%
Subordinated Debt (b)	10,384	Waterfall Analysis	EBITDA Multiple	8.40x	8.40x	8.40x
Subordinated Debt (b)(e)	—	N/A	N/A	N/A	N/A	N/A
Collateralized Securities	3,378	Yield Analysis	Discount Margin	16.70%	50.00%	16.70%
Collateralized Securities (b)(d)	467	Waterfall Analysis	Asset Recovery	$0.51	$0.51	$0.51
Equity/Other	233,336	Waterfall Analysis	Tangible Net Asset Value Multiple	1.15x	1.49x	1.35x
Equity/Other	23,798	Waterfall Analysis	EBITDA Multiple	2.50x	23.48x	12.02x
Equity/Other	20,334	Yield Analysis	Market Yield	5.50%	11.69%	8.56%
Equity/Other (b)	16,655	Waterfall Analysis	Market Yield	10.66%	10.66%	10.66%
Equity/Other	12,529	Waterfall Analysis	Revenue Multiple	0.21x	0.68x	0.31x
Equity/Other (b)	3,967	Waterfall Analysis	Adjusted BV Multiple	3.30x	3.30x	3.30x
Equity/Other (e)	—	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC (b)	218,207	Discounted Cash Flow	Discount Rate	11.76%	11.76%	11.76%
Total	$3,966,275
______________
(a) Weighted averages are calculated based on fair value of investments.
(b) This asset category contains one investment.
(c) Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d) Range and weighted average shown in millions.
(e) Represents investments determined to be worthless as of the valuation date.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
There were no significant changes in valuation approach or technique as of September 30, 2026.
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
For the period ended September 30, 2026
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2026 and December 31, 2025. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of September 30, 2026, the Company had eleven portfolio companies on non-accrual status with a total amortized cost of $119.2 million and fair value of $69.4 million, which represented 2.9% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2025, the Company had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by the Company for financial reporting purposes. The Company provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of September 30, 2026, the Company and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. The Company and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members, provided that two individuals are present that were elected, designated or appointed by each member.

As of September 30, 2026, the Company’s investment in SLF consisted of equity contributions of $225.0 million. The Company’s investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.
Below is a summary of SLF’s portfolio as of September 30, 2026 and December 31, 2025. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	September 30, 2026	December 31, 2025

Total assets	$691,500	$751,516
Total investments (1)	$661,511	$704,292
Weighted Average Current Yield for Total Portfolio (2)	8.3%	7.9%
Number of Portfolio companies in SLF	158	139
Largest portfolio company investment (1)	$13,811	$13,952
Total of five largest portfolio company investments (1)	$56,199	$62,136
————————
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which the Company directly invests.

Below is a listing of SLF’s individual investments as of September 30, 2026:

September 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured First Lien Debt
AAdvantage Loyalty IP, Ltd. (f)	Passenger Airlines	S+ 2.25% (5.98%)	4/20/2028	$3,960	$3,959	$3,954	1.6%
Acrisure, LLC (b)	Insurance	S+ 3.25% (7.15%)	6/21/2032	5,117	5,079	3,940	1.6%
ADMI Corp. (f)	Health Care Providers & Services	S+ 5.75% (9.65%)	12/23/2027	2,772	2,713	2,612	1.0%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

September 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Alera Group, Inc. (b)	Insurance	S+ 2.75% (6.65%)	5/31/2032	$7,702	$7,671	$7,496	3.0%
Allwyn Entertainment Financing US, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.50% (6.32%)	1/18/2033	6,965	6,840	6,791	2.7%
American Auto Auction Group, LLC (f)	Commercial Services & Supplies	S+ 4.50% (8.58%)	5/28/2032	1,985	1,974	1,981	0.8%
Applied Digital Corp.	IT Services	7.00%	6/15/2031	3,000	2,877	2,814	1.1%
Arches Buyer, Inc. (b)	Media	S+ 4.25% (8.15%)	8/4/2031	3,000	2,956	2,925	1.2%
Arcline FM Holdings, LLC (f)	Aerospace & Defense	S+ 2.75% (6.60%)	6/24/2030	4,938	4,928	4,954	2.0%
Artera Services, LLC (b)	Construction & Engineering	S+ 4.50% (8.40%)	2/18/2031	5,478	5,452	4,130	1.6%
Ascend Learning, LLC (f)	Diversified Consumer Services	S+ 3.00% (6.90%)	12/11/2028	3,945	3,938	3,918	1.6%
Ascensus Group Holdings, Inc. (b) (f)	Financial Services	S+ 3.00% (6.90%)	11/25/2032	7,447	7,442	7,371	2.9%
Athenahealth Group, Inc. (b)	Health Care Technology	S+ 3.25% (7.15%)	2/16/2032	7,885	7,829	7,870	3.1%
Beach Acquisition Bidco, LLC (f)	Textiles, Apparel & Luxury Goods	S+ 2.75% (6.65%)	9/13/2032	1,439	1,437	1,441	0.6%
Bella Holding Co., LLC (f)	Health Care Providers & Services	S+ 3.25% (7.15%)	6/16/2033	7,980	7,902	7,983	3.2%
Belron Finance 2019, LLC (b) (f)	Diversified Consumer Services	S+ 2.00% (5.76%)	10/16/2031	5,685	5,676	5,676	2.3%
Blackhawk Network Holdings, Inc. (b)	Professional Services	S+ 3.50% (7.40%)	3/12/2029	4,888	4,847	4,812	1.9%
Bond German BidCo 2 GmbH (f)	Chemicals	S+ 3.50% (7.58%)	6/29/2033	1,685	1,677	1,691	0.7%
Boxer Parent Co., Inc. (b)	Software	S+ 2.75% (6.51%)	7/30/2031	2,992	2,871	2,820	1.1%
Calcasieu Pass Funding, LLC (f)	Energy Equipment & Services	S+ 3.25% (7.33%)	4/11/2033	3,691	3,638	3,708	1.5%
CD&R Hydra Buyer, Inc. (b) (f)	Industrial Conglomerates	S+ 4.00% (8.00%)	3/25/2031	8,127	8,102	8,131	3.2%
Charter Communications Operating, LLC	Media	4.40%	12/1/2061	1,000	637	576	0.2%
Cirque Du Soleil Holding USA Newco, Inc. (b) (f)	Entertainment	S+ 3.75% (7.83%)	3/8/2030	7,283	7,255	7,025	2.8%
Citadel Securities Global Holdings, LLC (b)	Financial Services	S+ 2.00% (6.08%)	6/10/2033	4,389	4,389	4,392	1.7%
Clarios Global, LP (b) (f)	Automobile Components	S+ 2.50% (6.40%)	1/28/2032	9,950	9,948	9,943	3.9%
Clover Holding 2, LLC (b)	Software	S+ 3.75% (7.64%)	12/9/2031	2,184	2,175	2,156	0.9%
Clydesdale Acquisition Holdings, Inc. (f)	Containers & Packaging	S+ 3.25% (7.15%)	4/1/2032	3,980	3,760	3,901	1.5%
CNT Holdings I Corp. (b) (f)	Personal Care Products	S+ 2.25% (6.07%)	11/8/2032	5,985	5,987	5,984	2.4%
Cogeco Communications Finance (USA), LP (b)	Media	S+ 2.50% (6.52%)	9/1/2028	2,716	2,568	2,446	1.0%
Compass Power Generation, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.50% (6.40%)	4/16/2029	6,077	6,022	6,089	2.4%
Connectwise, LLC (b) (f)	Software	S+ 3.50% (7.84%)	9/29/2028	5,589	5,585	5,488	2.2%
Corelogic, Inc. (b)	Capital Markets	S+ 4.25% (8.15%)	7/25/2031	5,000	4,902	4,721	1.9%
Coreweave Financing DDTL V, LLC (f)	IT Services	S+ 4.50% (8.37%)	11/15/2031	1,197	1,186	1,205	0.5%
Coreweave Financing DDTL V, LLC (b) (d)	IT Services	S+ 5.50% (9.26%)	9/1/2031	1,894	1,077	1,144	0.5%
Cotiviti, Inc. (b)	Health Care Providers & Services	S+ 2.75% (6.43%)	3/26/2032	4,691	4,651	4,474	1.8%
Cotiviti, Inc. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.43%)	5/1/2031	9,751	9,724	9,337	3.7%
CQP Holdco, LP (b) (f)	Oil, Gas & Consumable Fuels	S+ 1.75% (5.83%)	12/31/2032	4,915	4,919	4,890	1.9%
Crisis Prevention Institute, Inc. (b)	Diversified Consumer Services	S+ 4.00% (8.08%)	4/9/2031	2,290	2,282	2,276	0.9%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

September 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Crown Finance US, Inc. (b)	Entertainment	S+ 4.50% (8.27%)	12/2/2031	$4,913	$4,876	$4,929	2.0%
CyrusOne Holdco, LLC (f)	IT Services	S+ 4.00% (7.74%)	7/8/2033	3,705	3,669	3,612	1.4%
Delivery Hero Finco, LLC (b)	Consumer Staples Distribution & Retail	S+ 3.50% (7.45%)	12/12/2029	2,135	2,135	2,138	0.8%
Dwyer Instruments, LLC (b)	Electronic Equipment, Instruments & Components	S+ 2.50% (6.28%)	7/25/2033	2,222	2,216	2,219	0.9%
Dwyer Instruments, LLC (b) (d)	Electronic Equipment, Instruments & Components	S+ 2.50%	7/25/2033	—	—	—	—%
Edelman Financial Engines Center, LLC (f)	Capital Markets	S+ 4.00% (7.90%)	12/1/2031	4,750	4,746	4,743	1.9%
EIG Management Co., LLC (b)	Capital Markets	S+ 5.00% (8.90%)	5/17/2029	3,442	3,401	3,442	1.4%
Emerald Borrower, LP (b) (f)	Machinery	S+ 2.25% (6.07%)	8/4/2031	2,276	2,273	2,274	0.9%
Emma Buyer, LLC (d) (f)	Media	S+ 3.50%	7/14/2033	—	(1)	—	0.0%
Emma Buyer, LLC (f)	Media	S+ 3.50% (7.40%)	7/14/2033	1,649	1,641	1,651	0.7%
EMRLD Borrower, LP (f)	Machinery	S+ 2.25% (6.15%)	5/31/2030	1,857	1,854	1,855	0.7%
EnergySolutions, Inc. (b)	Electric Utilities	S+ 2.75% (6.65%)	7/25/2033	1,440	1,436	1,440	0.6%
Ensemble RCM, LLC (b) (f)	Health Care Providers & Services	S+ 3.00% (6.82%)	2/9/2033	12,968	12,957	12,968	5.1%
Entain, PLC (f)	Hotels, Restaurants & Leisure	S+ 2.25% (6.33%)	7/30/2032	4,752	4,752	4,718	1.9%
Entain, PLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.25% (6.33%)	10/31/2029	3,433	3,430	3,420	1.4%
Epicor Software Corp. (b)	Software	S+ 2.75% (6.65%)	5/30/2031	3,031	3,013	2,974	1.2%
Fiesta Purchaser, Inc. (f)	Food Products	S+ 2.75% (6.65%)	2/12/2031	3,980	3,928	3,926	1.6%
Fitness International, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 4.50% (8.40%)	2/12/2029	6,780	6,673	6,785	2.7%
FNZ Group Entities, Ltd. (b)	Financial Services	S+ 5.00% (8.76%)	11/5/2031	2,945	2,904	1,860	0.7%
Focus Financial Partners, LLC (f)	Capital Markets	S+ 2.50% (6.40%)	9/15/2031	4,403	4,398	4,316	1.7%
Freeport LNG Investments, LLLP (f)	Oil, Gas & Consumable Fuels	S+ 2.75% (6.73%)	2/11/2033	4,987	4,965	5,005	2.0%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.59%)	8/18/2028	4,490	4,479	4,406	1.7%
Geosyntec Consultants, Inc. (b) (f)	Professional Services	S+ 3.00% (6.90%)	7/31/2031	9,112	9,081	9,126	3.6%
Global Medical Response, Inc. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.65%)	10/1/2032	7,665	7,578	7,659	3.0%
Golden State Foods, LLC (b)	Food Products	S+ 3.50% (7.58%)	12/4/2031	6,387	6,351	6,373	2.5%
Graftech Global Enterprises, Inc. (f)	Electrical Equipment	S+ 6.00% (9.73%)	12/21/2029	1,091	1,051	1,072	0.4%
Graftech Global Enterprises, Inc. (f)	Electrical Equipment	S+ 6.00% (9.81%)	12/21/2029	1,909	1,838	1,876	0.7%
Gulfside Supply, Inc. (b) (f)	Building Products	P+ 2.00% (9.00%)	6/17/2031	4,407	4,407	3,667	1.5%
HelpSystems Holdings, Inc. (b) (f)	Software	S+ 6.00% (9.86%)	5/21/2029	6,540	6,235	4,905	1.9%
Hologic, Inc. (b) (f)	Health Care Equipment & Supplies	S+ 2.25% (6.30%)	4/7/2033	10,000	9,977	9,842	3.9%
Hudson River Trading, LLC (b) (f)	Capital Markets	S+ 2.50% (6.40%)	3/18/2030	5,184	5,166	5,172	2.1%
Hunter Douglas, Inc. (f)	Household Durables	S+ 3.00% (7.08%)	1/16/2032	4,450	4,439	4,452	1.8%
Hyperion Refinance SARL (f)	Insurance	S+ 2.75% (6.65%)	4/18/2030	3,980	3,938	3,827	1.5%
Icon Parent I, Inc. (b)	Software	S+ 2.75% (6.79%)	11/13/2031	4,938	4,920	4,828	1.9%
IDERA, Inc. (f)	Software	S+ 3.50% (7.31%)	3/2/2028	4,912	4,913	4,304	1.7%
IMA Financial Group, Inc. (b)	Financial Services	S+ 3.25% (7.15%)	8/22/2033	160	159	160	0.1%
Integer Holdings Corporation (b)	Health Care Equipment & Supplies	S+ 2.50% (6.40%)	9/15/2033	1,950	1,950	1,947	0.8%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.62%)	5/17/2032	3,235	3,228	3,246	1.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

September 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.62%)	5/17/2032	$225	$225	$226	0.1%
ION Platform Finance US, Inc. (f)	Software	S+ 3.75% (7.83%)	10/7/2032	2,322	2,281	1,781	0.7%
Isotope FinCo 2, LLC (b)	Commercial Services & Supplies	S+ 2.50% (6.40%)	9/25/2033	276	275	275	0.1%
Isotope FinCo 2, LLC (b)	Commercial Services & Supplies	S+ 2.50% (6.40%)	9/29/2033	1,724	1,720	1,724	0.7%
IXS Holdings, Inc. (f)	Automobiles	S+ 5.50% (9.32%)	9/5/2029	2,850	2,856	2,843	1.1%
Jump Financial, LLC (b) (f)	Financial Services	S+ 3.50% (7.58%)	2/26/2032	7,177	7,121	7,168	2.8%
Kaman Corp. (b) (d)	Aerospace & Defense	S+ 2.00%	2/26/2032	—	—	—	0.0%
Kaman Corp. (b) (f)	Aerospace & Defense	S+ 2.00% (6.08%)	2/26/2032	4,074	4,072	4,070	1.6%
Kaseya, Inc. (b)	Software	S+ 3.25% (7.07%)	3/22/2032	5,214	4,852	4,332	1.7%
Kingpin Intermediate Holdings, LLC	Hotels, Restaurants & Leisure	7.25%	10/15/2032	3,575	3,505	2,614	1.0%
Kingpin Intermediate Holdings, LLC (f)	Hotels, Restaurants & Leisure	S+ 3.25% (7.33%)	9/22/2032	6,897	6,850	5,366	2.1%
LBM Acquisition, LLC (f)	Building Products	S+ 3.75% (7.75%)	6/6/2031	3,422	2,978	2,401	1.0%
Max US Bidco, Inc. (b)	Food Products	S+ 5.00% (9.08%)	10/3/2030	4,875	4,718	4,565	1.8%
Merlin Buyer, Inc. (f)	Machinery	S+ 4.00% (8.08%)	4/15/2033	2,500	2,488	2,506	1.0%
Mermaid Bidco, Inc. (b) (f)	IT Services	S+ 3.25% (7.01%)	7/3/2031	7,406	7,391	7,257	2.9%
MH Sub I, LLC (b) (f)	IT Services	S+ 4.25% (8.15%)	5/3/2028	2,252	2,214	2,228	0.9%
Midwest Physician Administrative Services, LLC (f)	Health Care Providers & Services	S+ 4.50% (8.58%)	3/12/2031	5,000	4,927	4,903	1.9%
Multi-Color Corp.	Containers & Packaging	S+ 4.88% (8.64%) 2.50% PIK	5/11/2033	2,533	2,145	2,109	0.8%
Nexus Buyer, LLC (b)	Capital Markets	S+ 3.50% (7.40%)	7/31/2031	4,925	4,909	4,819	1.9%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.50% (7.23%)	7/8/2031	1,920	1,917	1,924	0.8%
OID-OL Intermediate I, LLC (b)	Software	S+ 4.25% (8.22%)	2/2/2029	3,100	1,668	1,498	0.6%
Omnia Partners, LLC (f)	Commercial Services & Supplies	S+ 2.75% (6.73%)	12/31/2032	6,106	6,079	6,112	2.4%
OneDigital Borrower, LLC (f)	Insurance	S+ 3.00% (6.90%)	7/2/2031	2,985	2,967	2,945	1.2%
Peer Holding III B.V. (b)	Broadline Retail	S+ 2.50% (6.58%)	7/1/2031	5,895	5,895	5,904	2.3%
Peraton Corp. (b)	Communications Equipment	S+ 3.75% (7.67%)	2/1/2028	1,989	1,818	1,850	0.7%
PetSmart, LLC (f)	Specialty Retail	S+ 3.75% (7.65%)	8/18/2032	2,443	2,443	2,442	1.0%
Pluto Acquisition I, Inc. (b)	Health Care Providers & Services	S+ 4.00% (7.76%)	9/20/2028	9,558	9,558	9,253	3.7%
PODS, LLC	Air Freight & Logistics	8.75%	5/15/2031	3,000	3,000	2,648	1.1%
PODS, LLC (f)	Air Freight & Logistics	S+ 4.50% (8.39%)	5/14/2031	3,990	3,933	3,661	1.5%
Pregis TopCo, LLC (b)	Containers & Packaging	S+ 3.75% (7.65%)	2/1/2029	6,611	6,603	6,644	2.6%
Pretzel Parent, Inc. (b)	Entertainment	S+ 4.50% (8.40%)	10/1/2031	3,448	3,407	3,384	1.3%
Primo Brands Corp. (f)	Beverages	S+ 2.75% (6.83%)	3/31/2031	6,103	6,075	6,117	2.4%
ProAmpac PG Borrower, LLC (b)	Chemicals	S+ 4.00% (7.82%)	3/7/2033	7,043	6,943	7,025	2.8%
Project Evergreen Buyer, Inc. (b)	Professional Services	S+ 2.50% (6.60%)	9/19/2033	453	452	452	0.2%
Project Evergreen Buyer, Inc. (b)	Professional Services	S+ 2.50% (6.60%)	9/30/2033	2,047	2,042	2,041	0.8%
Proofpoint, Inc. (f)	Software	S+ 3.00% (7.08%)	8/31/2028	1,426	1,423	1,426	0.6%
Proofpoint, Inc. (b)	Software	S+ 4.50% (8.58%)	8/30/2030	4,102	4,086	4,112	1.6%
Pug, LLC (f)	Entertainment	S+ 4.75% (8.65%)	3/15/2030	3,307	3,298	3,308	1.3%
Quikrete Holdings, Inc. (f)	Construction Materials	S+ 2.25% (6.15%)	4/14/2031	4,472	4,465	4,469	1.8%
Quikrete Holdings, Inc. (b)	Construction Materials	S+ 2.25% (6.15%)	2/10/2032	2,512	2,507	2,508	1.0%
Radiology Partners, Inc. (b)	Health Care Providers & Services	S+ 4.25% (8.58%)	6/30/2032	7,534	7,469	7,480	3.0%
Raven Acquisition Holdings, LLC (b)	Health Care Providers & Services	S+ 3.00% (6.90%)	11/19/2031	9,653	9,603	9,636	3.8%
Raven Acquisition Holdings, LLC (b) (d)	Health Care Providers & Services	S+ 3.00%	11/19/2031	—	(4)	(1)	—%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

September 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
RealTruck Group, Inc. (b)	Automobile Components	S+ 4.75% (8.78%)	1/31/2031	$8,340	$8,287	$3,867	1.5%
RealTruck Group, Inc. (b)	Automobile Components	S+ 6.00% (10.03%)	1/31/2031	4,432	4,381	2,058	0.8%
Recess Holdings, Inc. (b)	Household Durables	S+ 3.75% (7.56%)	2/21/2030	3,313	3,305	3,310	1.3%
Red Planet Borrower, LLC (b)	Media	S+ 3.75% (7.65%)	9/8/2032	2,694	2,670	2,701	1.1%
Renaissance Holdings Corp. (b) (f)	Diversified Consumer Services	S+ 4.00% (7.90%)	4/5/2030	6,361	5,787	4,818	1.9%
Resonetics, LLC (b)	Life Sciences Tools & Services	S+ 2.75% (6.58%)	6/18/2031	2,992	2,974	2,960	1.2%
Rithum Holdings, Inc. (b)	Software	S+ 4.75% (8.83%)	7/21/2032	4,950	4,863	4,641	1.8%
S&S Holdings, LLC (b)	Textiles, Apparel & Luxury Goods	S+ 5.00% (9.00%)	3/13/2028	4,636	4,597	4,630	1.8%
Sedgwick Claims Management Services, Inc. (b) (f)	Health Care Providers & Services	S+ 2.50% (6.40%)	7/31/2031	7,163	7,154	7,126	2.8%
Sotera Health Holdings, LLC (b)	Life Sciences Tools & Services	S+ 2.25% (6.15%)	5/30/2031	4,380	4,366	4,376	1.7%
Specialty Building Products Holdings, LLC (b) (f)	Building Products	S+ 3.75% (7.75%)	10/16/2028	6,376	6,245	5,672	2.3%
Staples, Inc. (f)	Specialty Retail	S+ 5.75% (9.56%)	9/4/2029	2,932	2,861	2,787	1.1%
Starlight Parent, LLC (b)	Software	S+ 4.00% (7.95%)	4/16/2032	489	483	439	0.2%
Stonepeak Nile Parent, LLC (b) (f)	Air Freight & Logistics	S+ 2.00% (5.80%)	4/9/2032	4,353	4,345	4,311	1.7%
Tamko Building Products, Inc. (b) (f)	Building Products	S+ 3.00% (6.82%)	9/20/2030	2,055	2,021	1,947	0.8%
Tecta America Corp. (b)	Construction & Engineering	S+ 2.50% (6.40%)	2/18/2032	5,428	5,418	5,424	2.2%
The E.W. Scripps Company (f)	Media	S+ 5.75% (9.76%)	6/30/2028	2,668	2,684	2,661	1.1%
TransDigm, Inc. (f)	Aerospace & Defense	S+ 2.50% (6.40%)	2/28/2031	3,871	3,866	3,873	1.5%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.25% (6.33%)	7/14/2033	7,699	7,681	7,696	3.1%
UKG, Inc. (b) (f)	Software	S+ 2.25% (6.07%)	2/10/2031	9,565	9,518	9,269	3.7%
University Support Services, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.65%)	2/12/2029	2,989	2,929	2,976	1.2%
Univision Communications, Inc.	Media	8.88%	4/15/2033	2,670	2,670	2,521	1.0%
US Anesthesia Partners, Inc. (b) (f)	Health Care Providers & Services	S+ 4.00% (8.03%)	10/2/2028	6,860	6,688	6,868	2.7%
Vaco Holdings, LLC	Professional Services	S+ 5.00% (9.23%)	1/22/2029	547	459	510	0.2%
VFH Parent, LLC (f)	Capital Markets	S+ 2.50% (6.40%)	6/23/2031	4,950	4,950	4,938	2.0%
Virgin Media Bristol, LLC (b)	Diversified Telecommunication Services	S+ 3.25% (7.18%)	1/31/2029	2,100	2,000	1,892	0.8%
WCG Intermediate Corp. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.65%)	2/25/2032	4,125	4,099	4,115	1.6%
Western Dental Services, Inc.	Health Care Providers & Services	S+ 10.00% (13.82%) 7.50% PIK	1/28/2032	926	870	925	0.4%
Western Dental Services, Inc. (d)	Health Care Providers & Services	S+ 10.00%, 7.50% PIK	1/28/2032	—	—	—	—%
WestJet Loyalty, LP (b)	Passenger Airlines	S+ 2.75% (6.83%)	2/14/2031	5,655	5,616	5,276	2.1%
White Cap Supply Holdings, LLC (f)	Building Products	S+ 3.25% (7.15%)	10/19/2029	5,240	5,222	5,199	2.1%
Wideopenwest Finance, LLC (f)	Media	S+ 3.00% (7.00%)	12/11/2028	2,985	2,767	2,674	1.1%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.65%)	8/1/2030	3,221	3,179	3,224	1.3%
Xplor T1, LLC (b)	Financial Services	S+ 3.25% (7.05%)	12/1/2032	2,992	2,918	2,880	1.1%
Zayo Group Holdings, Inc. (f)	Diversified Telecommunication Services	S+ 3.50% (7.52%) 0.50% PIK	3/11/2030	3,535	3,367	3,535	1.4%
Subtotal Senior Secured First Lien Debt					$636,265	$614,326	244.10%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

September 30, 2026
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.27%)	6/11/2029	$1,943	$1,933	$1,846	0.7%
IDERA, Inc. (b) (e)	Software	S+ 6.75% (10.71%)	3/2/2029	1,036	1,032	725	0.3%
Peraton Corp. (b)	Communications Equipment	S+ 7.75% (11.61%)	2/1/2029	7,750	6,539	5,787	2.3%
Western Dental Holdings, LLC	Health Care Providers & Services	15.00% PIK	4/28/2032	2,137	2,137	2,137	0.8%
Subtotal Senior Secured Second Lien Debt					$11,641	$10,495	4.10%

Subordinated Debt
Resideo Technologies, Inc.	Building Products	4.0%	9/1/2029	$1,200	$1,159	$1,114	0.4%
Rithm Capital Corp.	Mortgage Real Estate Investment Trusts (REITs)	8.5%	6/1/2031	3,000	3,000	2,941	1.2%
Subtotal Subordinated Debt					$4,159	$4,055	1.6%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Capital Markets	S+ 6.90% (10.90%)	4/22/2034	$1,410	$1,319	$1,320	0.5%
Battalion CLO, Ltd. 21-17A F	Capital Markets	S+ 7.50% (11.49%)	3/9/2034	1,224	1,157	450	0.2%
Carlyle GMS CLO, 16-3A FRR	Capital Markets	S+ 8.60% (12.59%)	7/20/2034	2,100	2,013	1,355	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Capital Markets	S+ 7.97% (11.96%)	1/20/2030	2,040	1,837	235	0.1%
Greywolf CLO, Ltd. 20-3RA ER	Capital Markets	S+ 8.74% (12.74%)	4/22/2033	1,000	909	567	0.2%
Highbridge Loan Management, Ltd. 11A-17 E	Capital Markets	S+ 6.10% (10.12%)	5/6/2030	3,007	2,847	2,345	0.9%
KKR Financial CLO, Ltd. 15 FR	Capital Markets	S+ 8.50% (12.49%)	1/18/2032	2,000	1,930	840	0.3%
LCM, Ltd. Partnership 16A ER2	Capital Markets	S+ 6.38% (10.40%)	10/15/2031	2,504	2,371	1,638	0.6%
Saranac CLO, Ltd. 20-8A E	Capital Markets	S+ 8.12% (12.12%)	2/20/2033	1,455	1,446	447	0.2%
Sound Point CLO, Ltd. 17-2A E	Capital Markets	S+ 6.10% (10.17%)	7/25/2030	2,400	2,220	1,581	0.6%
Sound Point CLO, Ltd. 18-3A D	Capital Markets	S+ 5.79% (9.86%)	10/26/2031	1,000	941	496	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Capital Markets	S+ 6.95% (11.00%)	7/16/2032	3,000	2,849	2,352	0.9%
Venture CLO 43, Ltd. 21-43A E	Capital Markets	S+ 7.15% (11.17%)	4/15/2034	3,000	2,938	1,724	0.7%
Wind River CLO, Ltd. 14-2A FR	Capital Markets	S+ 7.87% (11.89%)	1/15/2031	3,000	2,687	—	0.0%
Subtotal Collateralized Securities					$27,464	$15,350	5.9%
Equity/Other
Gordian Medical, Inc.	Health Care Providers & Services			470,231	$8,200	$8,300	3.3%
Gordian Medical, Inc.	Health Care Providers & Services			392,171	—	—	—%
Multi-Color Corp.	Containers & Packaging			483	46	34	0.0%
Multi-Color Corp.	Containers & Packaging			839	699	590	0.2%
Multi-Color Corp.	Containers & Packaging			776	6	—	0.0%
PG&E Corp.	Electric Utilities	6.00%	12/1/2027	229,550	10,683	7,167	2.8%
Resolute Investment Managers, Inc.	Capital Markets			30,370	1,286	55	0.0%
Western Dental Holdings, LLC	Health Care Providers & Services			11,676	1,340	1,139	0.5%
Subtotal Equity/Other					$22,260	$17,285	6.8%

TOTAL INVESTMENTS					$701,789	$661,511	262.5%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
(a)    The majority of the investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) or Prime (“P”) which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2026. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)    SLF’s investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)    Percentages are based on SLF members’ capital as of September 30, 2026.
(d)    SLF has various unfunded commitments to portfolio companies.
(e)    SLF’s investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)    SLF's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $2.3 million of unfunded commitments to portfolio companies as of September 30, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Clarios Global, LP (b) (f)	Automobile Components	S+ 2.75% (6.47%)	1/28/2032	$9,975	$9,968	$10,012	3.6%
Clover Holding 2, LLC (b)	Software	S+ 3.75% (7.52%)	12/9/2031	5,224	5,178	5,219	1.9%
CNT Holdings I Corp. (b) (f)	Personal Care Products	S+ 2.50% (6.34%)	11/8/2032	6,031	6,033	6,043	2.2%
Compass Power Generation, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 3.25% (6.97%)	4/16/2029	6,430	6,356	6,467	2.3%
Connectwise, LLC (b) (f)	Software	S+ 3.50% (7.43%)	9/29/2028	10,633	10,618	10,427	3.7%
Conservice Midco, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	5/13/2030	5,418	5,418	5,423	2.0%
Corelogic, Inc. (b) (f)	IT Services	S+ 3.50% (7.33%)	6/2/2028	8,882	8,851	8,879	3.2%
Cornerstone Building Brands, Inc. (b) (f)	Building Products	S+ 5.63% (9.38%)	8/1/2028	3,564	3,583	2,798	1.0%
Cotiviti, Inc. (b)	Health Care Providers & Services	S+ 2.75% (6.62%)	3/26/2032	4,726	4,682	4,528	1.6%
Cotiviti, Inc. (b) (f)	Health Care Providers & Services	S+ 2.75% (6.62%)	5/1/2031	9,826	9,791	9,424	3.4%
Crisis Prevention Institute, Inc. (b)	Diversified Consumer Services	S+ 4.00% (7.67%)	4/9/2031	2,310	2,301	2,290	0.8%
Crown Finance US, Inc. (b)	Entertainment	S+ 4.50% (8.34%)	12/2/2031	4,950	4,908	4,873	1.8%
Directv Financing, LLC (b)	Media	S+ 5.00% (9.10%)	8/2/2027	196	195	196	0.1%
EIG Management Co., LLC (b)	Capital Markets	S+ 5.00% (8.72%)	5/17/2029	3,442	3,391	3,442	1.2%
Emerald Borrower, LP (b) (f)	Machinery	S+ 2.25% (6.12%)	8/4/2031	2,294	2,290	2,297	0.8%
Ensemble RCM, LLC (b) (f)	Health Care Providers & Services	S+ 3.00% (6.84%)	8/1/2029	13,311	13,238	13,368	4.7%
Entain, PLC (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	7/30/2032	4,788	4,788	4,747	1.7%
Entain, PLC (b) (f)	Hotels, Restaurants & Leisure	S+ 2.25% (5.92%)	10/31/2029	3,459	3,454	3,435	1.2%
Epicor Software Corp. (b)	Software	S+ 2.50% (6.22%)	5/30/2031	6,070	6,041	6,086	2.2%
FinThrive Software Intermediate Holdings, Inc. (b)	Health Care Technology	S+ 5.25% (8.95%)	12/15/2028	2,970	2,947	2,732	1.0%
Fitness International, LLC (b) (f)	Hotels, Restaurants & Leisure	S+ 4.50% (8.22%)	2/12/2029	6,833	6,694	6,839	2.5%
FNZ Group Entities, Ltd. (b)	Financial Services	S+ 5.00% (8.90%)	11/5/2031	2,968	2,920	2,330	0.8%
Focus Financial Partners, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	9/15/2031	4,436	4,430	4,443	1.6%
Foresight Energy Operating, LLC (b)	Oil, Gas & Consumable Fuels	S+ 8.00% (11.77%)	6/30/2027	648	637	648	0.2%
Freeport LNG Investments, LLLP (f)	Oil, Gas & Consumable Fuels	S+ 3.00% (7.15%)	11/17/2026	4,818	4,805	4,820	1.7%
Galaxy US OpCo, Inc. (f)	Professional Services	S+ 5.75% (9.59%) 3.75% PIK	7/31/2030	2,326	2,094	2,229	0.8%
Geon Performance Solutions, LLC (b)	Chemicals	S+ 4.25% (8.18%)	8/18/2028	4,523	4,506	3,555	1.3%
Geosyntec Consultants, Inc. (b) (f)	Professional Services	S+ 3.00% (6.72%)	7/31/2031	9,181	9,144	9,227	3.3%
Global Medical Response, Inc. (b) (f)	Health Care Providers & Services	S+ 3.50% (7.38%)	10/1/2032	9,966	9,839	10,022	3.5%
Golden State Foods, LLC (b)	Food Products	S+ 4.00% (8.00%)	12/4/2031	6,419	6,379	6,450	2.3%
Gulfside Supply, Inc. (b) (f)	Building Products	S+ 3.00% (6.67%)	6/17/2031	4,444	4,444	4,375	1.6%
Hamilton Projects Acquiror, LLC (f)	Independent Power and Renewable Electricity Producers	S+ 2.50% (6.22%)	5/30/2031	6,580	6,568	6,617	2.4%
HelpSystems Holdings, Inc. (b)	Software	S+ 6.00% (9.97%)	5/21/2029	4,590	4,333	4,139	1.5%
Hudson River Trading, LLC (b) (f)	Capital Markets	S+ 2.75% (6.49%)	3/18/2030	5,224	5,201	5,243	1.9%
Hunter Douglas, Inc. (f)	Household Durables	S+ 3.00% (6.67%)	1/16/2032	4,484	4,471	4,500	1.6%
Icon Parent I, Inc. (b)	Software	S+ 2.75% (6.45%)	11/13/2031	4,975	4,956	4,981	1.8%
IDERA, Inc. (f)	Software	S+ 3.50% (7.35%)	3/2/2028	4,950	4,952	4,602	1.7%
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	3,567	3,559	3,578	1.3%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Invenergy Thermal Operating I, LLC (b)	Independent Power and Renewable Electricity Producers	S+ 2.75% (6.41%)	5/17/2032	$225	$224	$226	0.1%
ION Platform Finance US, Inc. (f)	Software	S+ 3.75% (7.42%)	9/30/2032	4,063	4,022	3,803	1.4%
Jane Street Group, LLC (b) (f)	Financial Services	S+ 2.00% (5.82%)	12/15/2031	8,084	8,075	8,040	2.9%
Jump Financial, LLC (b) (f)	Financial Services	S+ 3.50% (7.17%)	2/26/2032	7,232	7,169	7,124	2.6%
Kaman Corp. (b) (d)	Aerospace & Defense	S+ 2.50% (6.43%)	2/26/2032	56	55	58	—%
Kaman Corp. (b) (f)	Aerospace & Defense	S+ 2.50% (6.32%)	2/26/2032	6,199	6,193	6,220	2.2%
Kaseya, Inc. (b)	Software	S+ 3.00% (6.72%)	3/22/2032	3,772	3,754	3,772	1.4%
Kingpin Intermediate Holdings, LLC	Hotels, Restaurants & Leisure	7.25%	10/15/2032	5,000	4,896	4,733	1.7%
Kingpin Intermediate Holdings, LLC (f)	Hotels, Restaurants & Leisure	S+ 3.25% (6.97%)	9/22/2032	7,500	7,445	7,331	2.6%
Kodiak Building Partners, LLC (f)	Building Products	S+ 3.75% (7.47%)	12/4/2031	4,000	3,836	3,896	1.4%
LABL, Inc. (b)	Containers & Packaging	S+ 5.00% (8.94%)	10/30/2028	4,910	4,871	3,093	1.1%
Max US Bidco, Inc. (b)	Food Products	S+ 5.00% (8.67%)	10/3/2030	4,912	4,730	3,755	1.4%
Merlin Buyer, Inc. (f)	Machinery	S+ 4.00% (7.67%)	12/13/2028	1,108	1,106	1,118	0.4%
Mermaid Bidco Inc (b) (f)	IT Services	S+ 3.25% (7.15%)	7/3/2031	7,462	7,444	7,481	2.7%
MH Sub I, LLC (b) (f)	IT Services	S+ 4.25% (7.97%)	5/3/2028	5,367	5,225	4,978	1.8%
Monogram Food Solutions, LLC (f)	Food Products	S+ 4.00% (7.83%)	8/28/2028	2,088	2,027	2,088	0.8%
Nexus Buyer, LLC (b)	Capital Markets	S+ 3.50% (7.22%)	7/31/2031	4,962	4,944	4,889	1.8%
Nouryon Finance B.V. (f)	Chemicals	S+ 3.25% (7.04%)	4/3/2028	2,204	2,192	2,202	0.8%
Omnia Partners, LLC (f)	Commercial Services & Supplies	S+ 2.75% (6.46%)	12/31/2032	6,152	6,121	6,171	2.2%
Peer Holding III B.V. (b)	Broadline Retail	S+ 2.50% (6.17%)	7/1/2031	5,940	5,940	5,961	2.1%
PetSmart, LLC (f)	Specialty Retail	S+ 4.00% (7.73%)	8/18/2032	2,455	2,455	2,442	0.9%
Pluto Acquisition I, Inc. (b)	Health Care Providers & Services	S+ 4.00% (7.87%)	9/20/2028	9,630	9,631	7,984	2.9%
PODS, LLC (b) (f)	Air Freight & Logistics	S+ 3.00% (6.83%)	3/31/2028	7,438	7,133	7,343	2.6%
Pregis TopCo, LLC (b)	Containers & Packaging	S+ 4.00% (7.72%)	2/1/2029	6,661	6,648	6,712	2.4%
Pretzel Parent, Inc. (b)	Entertainment	S+ 4.50% (8.22%)	10/1/2031	3,474	3,428	3,426	1.2%
Proofpoint, Inc. (b) (f)	Software	S+ 3.00% (6.92%)	8/31/2028	6,616	6,591	6,644	2.4%
Pug, LLC (f)	Entertainment	S+ 4.75% (8.47%)	3/15/2030	2,500	2,471	2,474	0.9%
Quikrete Holdings, Inc. (f)	Construction Materials	S+ 2.25% (5.97%)	4/14/2031	4,506	4,499	4,517	1.6%
Quikrete Holdings, Inc. (b)	Construction Materials	S+ 2.25% (5.97%)	2/10/2032	2,531	2,525	2,538	0.9%
Radiology Partners, Inc. (b)	Health Care Providers & Services	S+ 4.50% (8.17%)	6/30/2032	7,591	7,518	7,570	2.7%
Raven Acquisition Holdings, LLC (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	11/19/2031	9,727	9,670	9,754	3.5%
Raven Acquisition Holdings, LLC (b) (d)	Health Care Providers & Services	S+ 3.00%	11/19/2031	—	(4)	2	0.0%
Recess Holdings, Inc. (b)	Household Durables	S+ 3.75% (7.62%)	2/21/2030	5,343	5,312	5,373	1.9%
Red Planet Borrower, LLC (b)	Media	S+ 4.00% (7.72%)	9/8/2032	7,499	7,427	7,506	2.7%
Renaissance Holdings Corp. (f)	Diversified Consumer Services	S+ 4.00% (7.72%)	4/5/2030	4,148	4,073	3,613	1.3%
Rithum Holdings, Inc. (b)	Software	S+ 4.75% (8.42%)	7/21/2032	4,988	4,891	4,977	1.8%
Roper Industrial Products Investment Co., LLC (f)	Industrial Conglomerates	S+ 2.75% (6.42%)	11/22/2029	4,947	4,877	4,973	1.8%
S&S Holdings, LLC (b)	Textiles, Apparel & Luxury Goods	S+ 5.00% (8.83%)	3/13/2028	4,673	4,615	4,668	1.7%
Sedgwick Claims Management Services, Inc. (b) (f)	Health Care Providers & Services	S+ 2.50% (6.22%)	7/31/2031	7,218	7,205	7,239	2.6%
Sharp Services, LLC (f)	Health Care Providers & Services	S+ 3.00% (6.67%)	9/29/2032	3,016	3,001	3,023	1.1%
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%)	5/18/2028	1,847	1,663	1,754	0.6%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

December 31, 2025
Portfolio Company	Industry	Investment Coupon Rate (a)	Maturity	Principal/Number of Shares	Amortized Cost	Fair Value	% of Members’ Capital (c)
Sonrava Health Holdings, LLC	Health Care Providers & Services	P+ 7.50% (14.25%) 5.50% PIK	8/18/2028	$10,782	$10,463	$1,617	0.6%
Sonrava Health Holdings, LLC	Health Care Providers & Services	S+ 10.00% (13.77%) 2.50% PIK	6/3/2026	311	311	311	0.1%
Sotera Health Holdings, LLC (b)	Life Sciences Tools & Services	S+ 2.50% (6.34%)	5/30/2031	7,410	7,382	7,442	2.7%
Specialty Building Products Holdings, LLC (b)	Building Products	S+ 3.75% (7.57%)	10/16/2028	4,926	4,823	4,583	1.7%
Staples, Inc. (f)	Specialty Retail	S+ 5.75% (9.60%)	9/4/2029	2,955	2,866	2,799	1.0%
Starlight Parent, LLC (b)	Software	S+ 4.00% (7.70%)	4/16/2032	5,486	5,334	5,472	2.0%
Stonepeak Nile Parent, LLC (b) (f)	Air Freight & Logistics	S+ 2.25% (6.16%)	4/9/2032	4,375	4,365	4,373	1.6%
Tecta America Corp. (b)	Construction & Engineering	S+ 2.75% (6.47%)	2/18/2032	5,468	5,458	5,485	2.0%
TransDigm, Inc. (f)	Aerospace & Defense	S+ 2.50% (6.22%)	2/28/2031	3,900	3,894	3,914	1.4%
Traverse Midstream Partners, LLC (b) (f)	Oil, Gas & Consumable Fuels	S+ 2.50% (6.34%)	2/16/2028	9,849	9,847	9,859	3.6%
Triton Water Holdings, Inc. (b) (f)	Beverages	S+ 2.25% (5.92%)	3/31/2028	7,384	7,365	7,402	2.7%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 5.00% (8.83%)	1/31/2028	4,444	4,378	3,428	1.2%
Truck Hero, Inc. (b) (f)	Automobile Components	S+ 3.75% (7.58%)	1/31/2028	8,362	8,295	6,391	2.3%
UKG, Inc. (b) (f)	Software	S+ 2.50% (6.34%)	2/10/2031	9,638	9,581	9,642	3.5%
United Airlines, Inc. (b)	Passenger Airlines	S+ 2.00% (5.73%)	2/24/2031	3,710	3,697	3,722	1.3%
University Support Services, LLC (b) (f)	Diversified Consumer Services	S+ 2.75% (6.47%)	2/12/2029	4,025	3,974	3,882	1.4%
US Anesthesia Partners, Inc. (b) (f)	Health Care Providers & Services	S+ 4.00% (7.99%)	10/2/2028	6,913	6,682	6,938	2.5%
VFH Parent, LLC (f)	Capital Markets	S+ 2.50% (6.22%)	6/23/2031	5,000	5,000	5,010	1.8%
Victory Buyer, LLC (b)	Building Products	S+ 3.75% (7.58%)	11/20/2028	7,349	7,182	7,375	2.7%
WCG Purchaser Corp. (b)	Health Care Providers & Services	S+ 3.00% (6.72%)	2/25/2032	4,473	4,453	4,479	1.6%
WestJet Loyalty, LP (b)	Passenger Airlines	S+ 3.25% (6.92%)	2/14/2031	5,699	5,653	5,718	2.1%
White Cap Supply Holdings, LLC (f)	Building Products	S+ 3.25% (6.97%)	10/19/2029	5,280	5,258	5,301	1.9%
Windsor Holdings III, LLC (f)	Chemicals	S+ 2.75% (6.47%)	8/1/2030	3,245	3,197	3,249	1.2%
X Corp. (b)	Interactive Media & Services	S+ 6.50% (10.45%)	10/26/2029	4,949	4,923	4,857	1.7%
X Corp. (b) (f)	Interactive Media & Services	9.50%	10/26/2029	7,500	7,430	7,468	2.7%
Zayo Group Holdings, Inc. (f)	Diversified Telecommunication Services	S+ 3.50% (6.83%) 0.50% PIK	3/11/2030	4,482	4,205	4,242	1.5%
Subtotal Senior Secured First Lien Debt					$668,611	$648,199	233.4%
Senior Secured Second Lien Debt
American Rock Salt Company, LLC	Chemicals	S+ 7.25% (11.33%)	6/11/2029	$1,943	$1,930	$1,570	0.6%
Edelman Financial Center, LLC (f)	Capital Markets	S+ 5.25% (8.97%)	10/6/2028	4,750	4,743	4,734	1.7%
IDERA, Inc. (b) (e)	Software	S+ 6.75% (10.75%)	3/2/2029	1,036	1,031	933	0.3%
Neptune Bidco US, Inc. (f)	Interactive Media & Services	S+ 9.75% (13.76%)	10/11/2029	579	568	579	0.2%
Peraton Corp. (b)	Communications Equipment	S+ 7.75% (11.67%)	2/1/2029	9,750	7,882	7,636	2.8%
Subtotal Senior Secured Second Lien Debt					$16,154	$15,452	5.6%

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Below is certain summarized financial information for SLF as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025:

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2026	2025

ASSETS
Investments, at fair value (amortized cost of $701,789 and $733,390, respectively)	$661,511	$704,292
Cash and other assets	29,989	47,224
Total assets	$691,500	$751,516

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $936 and $1,445, respectively)	$408,564	$450,555
Secured borrowings	478	599
Other liabilities	30,442	22,715
Total Liabilities	$439,484	$473,869

MEMBERS’ CAPITAL
Total members’ capital	$252,016	$277,647

Total liabilities and members’ capital	$691,500	$751,516

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Investment income:
Total investment income	13,523	19,848	40,866	63,432

Operating expenses:
Interest and credit facility financing expenses	6,739	8,677	19,947	26,724
Other expenses	475	634	1,642	1,848
Total expenses	7,214	9,311	21,589	28,572

Net investment income	6,309	10,537	19,277	34,860

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	(3,802)	(7,209)	(25,825)	(20,220)

Net increase (decrease) in members’ capital resulting from operations	$2,507	$3,328	$(6,548)	$14,640

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the nine months ended September 30, 2026 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Post Road Equipment Finance, LLC.

Selected Balance Sheet Information	As of September 30,	As of December 31,
	2026	2025

Total Assets	$1,442,041	$1,252,779
Total Liabilities	1,228,473	1,069,033

Selected Income Statement Information	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$36,820	$39,563	$104,895	$108,898
Net income (loss)	12,895	8,877	28,211	12,445
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
For the period ended September 30, 2026
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
As of September 30, 2026 and December 31, 2025, $15.0 million and $15.4 million was payable to the Adviser for Management Fees, respectively.
For the three and nine months ended September 30, 2026, the Company incurred $15.0 million and $44.8 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement. For the three and nine months ended September 30, 2025, the Company incurred $15.5 million and $45.7 million, respectively, in Management Fees under the Amended and Restated Investment Advisory Agreement.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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
As of September 30, 2026, $7.0 million was payable to the Adviser for the incentive fee on income. As of December 31, 2025, $8.4 million was payable to the Adviser for the incentive fee on income.
For the three and nine months ended September 30, 2026, the Company incurred $6.9 million and $21.1 million, in incentive fees on income under the Amended and Restated Investment Advisory Agreement. For the three and nine months ended September 30, 2025, the Company incurred $8.1 million and $25.1 million, in incentive fees on income under the Amended and Restated Investment Advisory Agreement.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
For the three and nine months ended September 30, 2026 and 2025, the Company did not accrue incentive fees on capital gains in accordance with U.S. GAAP.
Administration Agreement
The Company entered into an administration agreement with Benefit Street Partners (the “Administration Agreement”), pursuant to which Benefit Street Partners (in such capacity, the “Administrator”) provides the Company with office facilities and certain administrative services necessary for the Company to conduct its business.
The Company reimburses BSP quarterly for all administrative costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement and annually for overhead expenses incurred in the course of performing its obligations under the Administration Agreement, including rent, travel, and the allocable portion of the cost of the Company’s Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of the Company. As of September 30, 2026 and December 31, 2025, $2.2 million and $3.1 million was payable to BSP under the Administration Agreement, respectively, which is included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
For the three and nine months ended September 30, 2026, the Company incurred $0.5 million and $2.2 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company incurred $0.9 million and $2.3 million, respectively, in administrative service fees under the Administration Agreement, which are included in the other general and administrative on the consolidated statements of operations.
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
Note 5 - Borrowings

In accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing, with certain limited exceptions. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective September 23, 2020. As of September 30, 2026, the aggregate principal amount outstanding of the senior securities issued by the Company was $2.2 billion and the Company’s asset coverage was 181%.
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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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
JPM Revolver Facility

On January 24, 2024, as a result of the consummation of the Mergers, the Company became party to a $505.0 million revolving credit facility with JPMorgan, as administrative agent and as collateral agent, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association as syndication agents, as well as other Lender parties (the “JPM Revolver Facility”).
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The Wells Fargo Credit Facility provides for borrowings through August 25, 2026, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 25, 2028. The Wells Fargo Credit Facility has an interest rate of daily simple SOFR (with a daily simple SOFR floor of zero), plus a spread of 2.75% per annum. Pursuant to an amendment to the loan and servicing agreement entered into on August 30, 2024 (the “Fourth Wells Fargo Credit Facility Amendment”), the spread was reduced to 2.15% per annum from 2.75% per annum. The loan and servicing agreement was further amended on April 10, 2026 (the “Fifth Wells Fargo Credit Facility Amendment”), and such amendment, among other things, (i) increased the facility amount from $300.0 million to $400.0 million, (ii) reduced the spread on borrowings from 2.15% to 1.95% per annum, (iii) extended the maturity date from August 25, 2028 to April 10, 2031, (iv) extended the reinvestment period from August 25, 2026 to April 10, 2029 and (v) reduced the non-usage fee to (a) 0.35% per annum on the unused balance through July 10, 2026, (b) 0.50% per annum on the unused balance between July 10, 2026 and January 10, 2027, and (c) thereafter, (1) 0.50% per annum for any unused balance up to or equal to 70.0% of the then current facility amount and (2) 1.50% per annum for any unused balance in excess of 70% of the facility amount. Interest is payable quarterly in arrears. On July 10, 2026, the loan and servicing agreement was amended (the “Sixth Wells Fargo Credit Facility Amendment”), to update certain borrowing base concentration limitations.

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

2026 Notes
On January 24, 2024, as a result of the consummation of the Mergers, the Company became an obligor of $300.0 million aggregate principal amount of 3.25% fixed rate notes due 2026 (the “2026 Notes”), originally issued by FBLC.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), and a Supplemental Indenture, dated as of March 29, 2021, with U.S. Bank Trust Company, National Association as trustee. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the restricted 2026 Notes were offered the opportunity to exchange their restricted 2026 Notes for new registered notes with substantially identical terms, through which holders representing 99.88% of the outstanding principal of the then restricted 2026 Notes obtained unrestricted 2026 Notes. The 2026 Notes matured on March 30, 2026. The 2026 Notes bore interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s existing and future indebtedness that was expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes rank equally in right of payment with all of the Company’s existing and future senior liabilities that were not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contained certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it was subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company was no longer subject to the reporting requirements under the Exchange Act. These covenants were subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurred prior to maturity, holders of the 2026 Notes would have had the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

On October 22, 2024, the Company priced an offering of an additional $100.0 million aggregate principal amount of its 2029 Notes in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The 7.20% 2029 Notes are an additional issuance of, and form a single series with, the previously issued $300.0 million aggregate principal amount of 2029 Notes on May 6, 2024, increasing the outstanding aggregate principal amount of the series to $400.0 million. The 2029 Notes will mature on June 15, 2029, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Third Supplemental Indenture. The offering closed on October 29, 2024.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Pursuant to a Registration Statement on Form N-14 (File No. 333-284271), on March 7, 2025, holders of the restricted 2029 Notes were offered the opportunity to exchange their restricted 2029 Notes for new registered notes with substantially identical terms, through which holders representing 99.94% of the outstanding principal of the then restricted 2029 Notes obtained unrestricted 2029 Notes on April 4, 2025.

2030 Notes

On October 2, 2025, the Company and U.S. Bank Trust Company, National Association entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) to the 2021 Indenture, relating to the Company’s issuance of $300.0 million aggregate principal amount of its 6.00% notes due 2030 (the “2030 Notes”). Pursuant to a Registration Statement on Form N-14 (File No. 333-296000), on July 6, 2026, holders of the restricted 2030 Notes were offered the opportunity to exchange their restricted 2030 Notes for new registered notes with substantially identical terms, through which holders representing 99.99% of the outstanding principal of the then restricted 2030 Notes obtained unrestricted 2030 Notes on July 31, 2026.
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
In connection with the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 6.00% per annum and pays a floating interest rate of SOFR + 2.515% per annum on $300 million of the 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The carrying value of the 2030 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. Please see Note 6 - Derivatives for additional detail.

As of September 30, 2026 and December 31, 2025, the components of the carrying value of the 2030 Notes were as follows:

	September 30, 2026	December 31, 2025
Principal amount of debt	$300,000	$300,000
Unamortized debt issuance cost	(3,238)	(3,843)
Original issue discount, net of accretion	(2,777)	(3,295)
Adjustment for the change in fair value of an effective hedge accounting relationship	(15,055)	(609)
Carrying value of 2030 Notes	$278,930	$292,253

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
For the three and nine months ended September 30, 2026, the components of interest expense related to the 2030 Notes, including the impact of the hedge accounting relationship, were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Borrowing interest expense	$4,500	$13,500
Amortization of debt issuance cost	204	604
Accretion of original issue discount	174	518
Interest rate swaps	9,645	15,070
Hedged items	(9,354)	(14,446)
Total interest and debt financing expenses	$5,169	$15,246
For the three and nine months ended September 30, 2025, no amounts were recognized.

The following table represents borrowings as of September 30, 2026:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$1,050,000	$852,064	$(3,398)	$848,666
JPM Revolver Facility	1/16/2030	780,000	332,678	(2,149)	330,529
Wells Fargo Credit Facility	4/10/2031	400,000	276,260	(3,073)	273,187
2029 Notes	6/15/2029	400,000	399,028	(3,292)	395,736
2030 Notes (1)	10/2/2030	300,000	282,168	(3,238)	278,930
Total		$2,930,000	$2,142,198	$(15,150)	$2,127,048
(1) 2030 Notes are inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
The following table represents borrowings as of December 31, 2025:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
JPM Credit Facility	10/4/2029	$1,050,000	$962,969	$(4,241)	$958,728
JPM Revolver Facility	1/16/2030	780,000	2,216	(2,636)	(420)
Wells Fargo Credit Facility	8/25/2028	300,000	300,000	—	300,000
2026 Notes	3/30/2026	300,000	300,000	—	300,000
2029 Notes	6/15/2029	400,000	398,759	(4,202)	394,557
2030 Notes (1)	10/2/2030	300,000	296,096	(3,843)	292,253
Total		$3,130,000	$2,260,040	$(14,922)	$2,245,118
(1) 2030 Notes are inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship.
The weighted average annualized interest cost for all facility borrowings and unsecured notes for the nine months ended September 30, 2026 and 2025 was 6.05% and 6.18%, respectively. The average daily debt outstanding for facility borrowings and unsecured notes for nine months ended September 30, 2026 and 2025 was $2.2 billion and $2.1 billion, respectively. The maximum debt outstanding for facility borrowings and unsecured notes for the nine months ended September 30, 2026 and 2025 was $2.6 billion and $2.4 billion, respectively.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Short-Term Borrowings
From time to time, the Company finances the purchase of certain investments through repurchase agreements. In the repurchase agreements, the Company enters into a trade to sell an investment and contemporaneously enter into a trade to buy the same investment back on a specified date in the future with the same counterparty. Investments sold under repurchase agreements are accounted for as collateralized borrowings as the sale of the investment does not qualify for sale accounting under ASC Topic 860—Transfers and Servicing and remains as an investment on the consolidated statements of assets and liabilities. The Company uses repurchase agreements as a short-term financing alternative. As of September 30, 2026 and December 31, 2025, the Company had no short-term borrowings outstanding. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur interest expense in connection with short-term borrowings. For the three and nine months ended September 30, 2026 and 2025, the Company did not have short-term borrowings.
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

As of September 30, 2026 and December 31, 2025, the Company had no total return swaps outstanding. These assets are not derecognized under ASC Topic 860 -- Transfers and Servicing, and are presented on the consolidated schedules of investments. Financing amounts related to these assets are presented as secured borrowings on the consolidated statement of assets and liabilities. Any margin paid to the counterparty under the terms of the TRS agreement is included in the “Due from broker” on the Company’s consolidated statements of assets and liabilities.

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

As of September 30, 2026 and December 31, 2025, the Company had no secured borrowings outstanding. For the three and nine months ended September 30, 2026, the Company had no interest expense in connection with secured borrowings. For the three months ended September 30, 2025, the Company recorded no interest expense. For the nine months ended September 30, 2025, the Company recorded interest expense of $0.4 million in connection with secured borrowings. For the nine months ended September 30, 2026, the Company had no outstanding balance of secured borrowings. For the nine months ended September 30, 2025, the Company had an average outstanding balance of secured borrowings of $8.4 million and bore interest at a weighted average rate of 5.71%.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The following table represents interest and debt fees for the three and nine months ended September 30, 2026:

	Three months ended September 30, 2026					Nine months ended September 30, 2026
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$13,706	$284	$281	(3)	(4)	$40,832	$844	$806
JPM Revolver Facility	(5)	0.38%	4,850	164	454	(5)	0.38%	9,530	487	1,663
Wells Fargo Credit Facility	(6)	(7)	4,124	171	164	(6)	(7)	12,715	322	294
2026 Notes (8)	(8)	n/a	—	—	—	3.25%	n/a	2,410	—	—
2029 Notes	7.20%	n/a	7,200	307	90	7.20%	n/a	21,600	910	269
2030 Notes	6.00% (9)	n/a	4,500	204	465	6.00%(9)	n/a	13,500	604	1,142
Total			$34,380	$1,130	$1,454			$100,587	$3,167	$4,174
(1)    Amortization of deferred financing costs.
(2)    Includes non-usage fees, custody fees, amortization of premium/discount on unsecured notes, administrative agent fees, and the impact of the effective hedge through the interest rate swap associated with the 2030 Notes.
(3)    From January 1, 2026 through September 30, 2026 the JPM Credit Facility had an interest rate of three-month Term SOFR, plus a spread of 2.15% per annum.
(4)    From January 1, 2026 through September 30, 2026, the non-usage fee per annum was 0.55%.
(5)    From January 1, 2026 through September 30, 2026, the interest rate was three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 1.98% per annum.
(6)    From January 1, 2026 through April 9, 2026, the interest rate was daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 2.15% per annum. From April 10, 2026 through September 30, 2026, the interest rate was amended to be daily simple SOFR, with a daily simple SOFR floor of zero, plus a spread of 1.95% per annum.
(7)    From January 1, 2026 through April 9, 2026, the non-usage fee per annum was 0.50% for the first 70% of the unused balance and increases to 2.00% for any remaining unused balance. From April 10, 2026 through July 10, 2026, the non-usage fee per annum was amended to 0.35%. From July 11, 2026 through September 30, 2026, the non-usage fee per annum was 0.50%.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The following table represents interest and debt fees for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025					Nine months ended September 30, 2025
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (1)	Other Fees (2)
JPM Credit Facility	(3)	(4)	$12,366	$284	$557	(3)	(4)	$33,773	652	1,153
JPM Revolver Facility	(5)	0.38%	6,935	164	358	(5)	0.38%	22,215	459	926
Wells Fargo Credit Facility	(6)	(7)	4,980	—	26	(6)	(7)	14,753	—	79
2026 Notes	3.25%	n/a	2,437	—	—	3.25%	n/a	7,313	—	—
2029 Notes	7.20%	n/a	7,200	306	91	7.20%	n/a	21,600	894	269
Secured borrowings	(8)	n/a	—	—	—	(8)	n/a	359	—	—
Total			$33,918	$754	$1,032			$100,013	$2,005	$2,427
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
At September 30, 2026 and December 31, 2025, the Company had no secured borrowings outstanding. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2026 and December 31, 2025, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

	Level	Principal Outstanding as of September 30, 2026	Fair Value as of September 30, 2026
JPM Credit Facility	3	$852,064	$852,064
JPM Revolver Facility	3	332,678	332,678
Wells Fargo Credit Facility	3	276,260	276,260
2029 Notes	3	399,028	402,732
2030 Notes(1)	3	282,168	285,267
Total		$2,142,198	$2,149,001
(1) Principal outstanding of the 2030 Notes are inclusive of the change in fair value of effective hedge.

	Level	Principal Outstanding as of December 31, 2025	Fair Value as of December 31, 2025
JPM Credit Facility	3	$962,969	$962,969
JPM Revolver Facility	3	2,216	2,216
Wells Fargo Credit Facility	3	300,000	300,000
2026 Notes	3	300,000	298,980
2029 Notes	3	398,759	412,368
2030 Notes(1)	3	296,096	297,126
Total		$2,260,040	$2,273,659
(1) Principal outstanding of the 2030 Notes are inclusive of the change in fair value of effective hedge.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
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

In connection with the Company’s issuance of the 2030 Notes, the Company entered into an interest rate swap agreement for a total notional amount of $300 million that matures on October 2, 2030. The Company receives fixed interest rate of 6.00% and pays floating interest rate of three-month SOFR plus 2.515%. The Company designated this interest rate swap and the 2030 Notes as a qualifying fair value hedge accounting relationship. As of September 30, 2026 and December 31, 2025, the interest rate swap had a fair value of $(15.1) million and $(0.6) million, respectively, included as a component of other liabilities on the consolidated statement of assets and liabilities.

The Company may also enter into interest rate swap agreements for which the Company does not utilize hedge accounting. These agreements are marked-to-market by recognizing the difference between the contract interest rate and the current market rate as unrealized gain (loss) on derivatives on the consolidated statements of assets and liabilities. As of September 30, 2026 and December 31, 2025, there was $0.2 million and $(0.3) million of unrealized gain (loss), respectively. For the three and nine months ended September 30, 2026, the net change in unrealized appreciation (depreciation) on derivatives that does not utilize hedge accounting was $0.2 million and $0.5 million. For the three and nine months ended September 30, 2025, the net change in unrealized appreciation (depreciation) on derivatives that does not utilize hedge accounting was $0.0 million, and $(0.4) million, respectively. For the three and nine months ended September 30, 2026, the net realized loss on derivatives that does not utilize hedge accounting was $(18) thousand and $(58) thousand, respectively. For the three and nine months ended September 30, 2025, the net realized gain on derivatives that does not utilize hedge accounting was $17 thousand and $23 thousand.

As of September 30, 2026 and December 31, 2025, the interest rate swaps are classified within Level 2 of the fair value hierarchy and is subject to ISDA Master Agreements or similar agreements. As of September 30, 2026 and December 31, 2025, there was $10.1 million and $1.4 million, respectively, of collateral pledged for derivatives which is included in restricted cash on the consolidated statements of assets and liabilities.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Note 7 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments of $602.2 million and $701.3 million, respectively. The Company maintains sufficient cash on hand, and available borrowings to fund such unfunded commitments.
As of September 30, 2026, the Company's unfunded commitments consisted of the following:

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Accel International Holdings, LLC	Senior Secured First Lien Debt	Revolver	$4,762	$4,762
ACE Solutions, LLC	Senior Secured First Lien Debt	Delayed Draw	3,135	3,135
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	7,960	5,771
Adelaide Borrower, LLC	Senior Secured First Lien Debt	Revolver	4,989	4,989
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Delayed Draw	6,769	5,637
Amylu Borrower Sub, LLC	Senior Secured First Lien Debt	Revolver	7,906	7,906
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Delayed Draw	11,247	10,316
Aprio Advisory Group, LLC	Senior Secured First Lien Debt	Revolver	911	911
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver	1,013	200
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver	3,514	2,916
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver	6,601	6,601
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,663	2,663
Artifact Bidco, Inc.	Senior Secured First Lien Debt	Revolver	1,901	1,901
AuditBoard, Inc.	Senior Secured First Lien Debt	Revolver	4,360	4,360
Azurite Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,622	3,622
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	4,107	4,107
Bayou Holdings Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,284	3,284
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	22,801	16,724
Big Apple Advisory, LLC	Senior Secured First Lien Debt	Revolver	6,398	6,398
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	3,423	2,414
Bingo Group Buyer, Inc.	Senior Secured First Lien Debt	Revolver	652	632
Capstone Acquisition Holdings, Inc.	Senior Secured First Lien Debt	Revolver	1,804	1,804
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Delayed Draw	5,912	3,263
Carr, Riggs & Ingram Capital, LLC	Senior Secured First Lien Debt	Revolver	2,715	1,486
CCI Buyer, Inc.	Senior Secured First Lien Debt	Revolver	3,051	3,051
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	3,540	3,540
Charter Industries Holdings, LLC	Senior Secured First Lien Debt	Revolver	5,313	5,313
Cliffwater, LLC	Senior Secured First Lien Debt	Revolver	2,881	2,881
Coalesce Merlin Purchaser, LLC	Senior Secured First Lien Debt	Revolver	4,885	4,553
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,361	2,398
Coronis Health I, LLC	Senior Secured First Lien Debt	Delayed Draw	1,330	426
DayMark Wealth Partners, LLC	Senior Secured First Lien Debt	Delayed Draw	4,000	3,640
DayMark Wealth Partners, LLC	Senior Secured First Lien Debt	Revolver	500	500
Einstein Parent, Inc.	Senior Secured First Lien Debt	Revolver	2,310	2,310
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Delayed Draw	13,290	6,911
Electric Power Engineers, LLC	Senior Secured First Lien Debt	Revolver	5,317	3,190
Electro-Methods, LP	Senior Secured First Lien Debt	Revolver	8,301	8,301

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver	$3,120	$3,120
Flow Traders Holding, LLC	Senior Secured First Lien Debt	Revolver	6,253	6,253
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed Draw	3,379	2,764
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver	3,324	2,793
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	5,260	4,385
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
GRVTY, Inc.	Senior Secured First Lien Debt	Delayed Draw	2,371	2,371
GRVTY, Inc.	Senior Secured First Lien Debt	Revolver	1,185	1,185
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,682	25,735
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	182
Hunter Communications & Technologies, LLC	Senior Secured First Lien Debt	Delayed Draw	3,143	2,703
Hunter Communications & Technologies, LLC	Senior Secured First Lien Debt	Revolver	628	393
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	5,707
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	1,094
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	583
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	150,000	150,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	24,664	1,354
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	235
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	8,029	2,516
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	3,961
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	8,578
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,710	1,691
Maravai Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	2,857	2,857
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	39,450	28
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	887	887
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	428	120
MRI Software, LLC	Senior Secured First Lien Debt	Revolver	57	43
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver	1,299	260
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
OneSource Virtual, Inc.	Senior Secured First Lien Debt	Revolver	2,710	2,710
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	3,351	3,351
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	2,419
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	$1,151	$1,151
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	40,000	29,000
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Delayed Draw	17,300	2,307
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Revolver	2,306	2,306
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,510	4,510
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	3,026
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
Tax Defense Network, LLC	Senior Secured First Lien Debt	Term Loan	6,587	—
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	1,283
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	3,107
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,865
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,477	3,477
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	926	926
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	1,939	1,939
Vanco Payment Solutions, LLC	Senior Secured First Lien Debt	Revolver	530	530
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,210	1,210
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,497	1,497
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	3,058	3,058
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed Draw	993	20
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,644	1,576
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	1,033
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	6,035	5,041
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Revolver	4,024	4,024
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$790,728	$602,195
As of December 31, 2025, the Company's unfunded commitments consisted of the following:

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Groome Purchaser, LLC	Senior Secured First Lien Debt	Delayed Draw	$5,262	$5,262
Groome Purchaser, LLC	Senior Secured First Lien Debt	Revolver	2,630	2,630
High Street Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	34,717	31,239
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver	2,783	698
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed Draw	8,685	6,514
ICAT Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver	1,318	1,318
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	6,178	2,394
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver	1,810	1,810
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,784	7,784
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver	6,485	5,620
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver	3,463	3,463
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	11,398	7,391
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,166	5,166
InhabitIQ, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,261	7,261
InhabitIQ, Inc.	Senior Secured First Lien Debt	Revolver	4,537	4,537
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,471	5,471
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver	6,154	4,513
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver	1,520	532
Kahala Ireland Opco DAC	Subordinated Debt	Delayed Draw	100,000	100,000
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver	5,483	5,483
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed Draw	24,918	3,296
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	15,349	11,190
Last Dance Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	3,961	3,961
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Delayed Draw	12,009	12,009
Lighthouse Intelligence, Ltd.	Senior Secured First Lien Debt	Revolver	8,578	8,578
Mandrake Bidco, Inc.	Senior Secured First Lien Debt	Revolver	10,102	10,102
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver	2,706	2,706
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term Loan	39,358	5
McDonald Worley, P.C.	Senior Secured First Lien Debt	Delayed Draw	93	93
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver	1,929	1,157
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver	2,019	2,019
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver	11,256	2,814
MRI Software, LLC	Senior Secured First Lien Debt	Delayed Draw	429	377
MRI Software, LLC	Senior Secured First Lien Debt	Revolver	57	46
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver	1,311	260
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Delayed Draw	9,050	7,045
MWH Intermediate II, LLC	Senior Secured First Lien Debt	Revolver	1,811	1,811
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver	5,451	5,451
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	3,351	3,351
Palmdale Oil Co., LLC	Senior Secured First Lien Debt	Delayed Draw	1,005	1,005
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver	4,032	3,629
Pluralsight, LLC	Senior Secured First Lien Debt	Delayed Draw	2,879	2,879
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver	1,151	1,151

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	$35,000	$1,000
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed Draw	40,000	40,000
Questex, Inc.	Senior Secured First Lien Debt	Revolver	1,938	1,938
Reagent Chemical and Research, LLC	Senior Secured First Lien Debt	Revolver	7,478	7,478
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver	660	660
Rialto Management Group, LLC	Senior Secured First Lien Debt	Revolver	752	752
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Delayed Draw	17,300	17,300
Saab Purchaser, Inc.	Senior Secured First Lien Debt	Revolver	2,306	2,306
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver	12,898	12,898
Saturn Sound Bidco, Ltd.	Senior Secured First Lien Debt	Delayed Draw	4,510	4,510
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver	3,746	3,416
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver	1,865	1,865
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver	5,502	4,986
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver	860	860
TEI Intermediate, LLC	Senior Secured First Lien Debt	Delayed Draw	7,312	6,380
TEI Intermediate, LLC	Senior Secured First Lien Debt	Revolver	3,107	2,248
The NPD Group, LP	Senior Secured First Lien Debt	Revolver	2,865	2,865
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	3,477	3,477
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver	926	926
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver	4,693	4,693
Trystar, LLC	Senior Secured First Lien Debt	Delayed Draw	12,590	9,664
Trystar, LLC	Senior Secured First Lien Debt	Revolver	6,291	6,291
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver	1,694	1,694
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver	3,103	3,103
Vanco Payment Solutions, LLC	Senior Secured First Lien Debt	Revolver	530	530
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	1,210	1,210
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Delayed Draw	2,926	2,926
Varicent Intermediate Holdings Corp.	Senior Secured First Lien Debt	Revolver	3,058	3,058
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver	4,537	4,537
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver	3,663	33
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed Draw	13,122	8,693
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver	6,813	6,813
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Delayed Draw	2,867	2,867
Wharf Street Ratings Acquisition, LLC	Senior Secured First Lien Debt	Revolver	2,867	2,867
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed Draw	7,556	7,556
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver	6,356	5,164
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Delayed Draw	6,035	6,035

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Wipfli Advisory, LLC	Senior Secured First Lien Debt	Revolver	$4,024	$4,024
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed Draw	5,491	5,491
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver	6,590	6,590
			$863,841	$701,341
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
For the period ended September 30, 2026
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
Note 9 - Capital
Investor Commitments
The following table summarizes the total capital commitments and unfunded capital commitments of Common Stock and Series A Preferred Stock as of September 30, 2026 and as of December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
	Capital Commitments	Unfunded Capital Commitments	Capital Commitments	Unfunded Capital Commitments
Common Stock	$375,461	$—	$375,461	$—
Series A Preferred Stock	77,500	—	77,500	—
Total	$452,961	$—	$452,961	$—
Capital Drawdowns
For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no capital drawdowns of Common Stock or Series A Preferred Stock.

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Note 10 - Common Stock
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2026:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2025	135,487,319	$135	$2,530,983	$(691,048)	$1,840,070
Net investment income (loss)	—	—	—	36,549	36,549
Net realized gain (loss)	—	—	—	(32,817)	(32,817)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	14,739	14,739
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,226)	(1,226)
Distributions to common stockholders	—	—	—	(32,517)	(32,517)
Reinvested dividends	495,249	1	6,856	—	6,857
Balance as of March 31, 2026	135,982,568	$136	$2,537,839	$(706,325)	$1,831,650
Net investment income (loss)	—	—	—	33,233	33,233
Net realized gain (loss)	—	—	—	(1,239)	(1,239)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,466)	(5,466)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,226)	(1,226)
Distributions to common stockholders	—	—	—	(32,035)	(32,035)
Reinvested dividends	(124)	—	(2)	—	(2)
Repurchases	(2,499,996)	(3)	(33,947)	—	(33,950)
Balance as of June 30, 2026	133,482,448	$133	$2,503,890	$(713,062)	$1,790,961
Net investment income (loss)	—	—	—	33,825	33,825
Net realized gain (loss)	—	—	—	529	529
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,208)	(1,208)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,226)	(1,226)
Distributions to common stockholders	—	—	—	(32,117)	(32,117)
Reinvested dividends	449,495	1	6,056	—	6,057
Repurchases	(104,156)	0 (1)	(1,411)	—	(1,411)
Balance as of September 30, 2026	133,827,787	$134	$2,508,535	$(713,264)	$1,795,405
(1) Less than $1

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The following table reflects the net assets attributable to Common Stock activity for the nine months ended September 30, 2025:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total net assets attributable to common stock
Balance as of December 31, 2024	135,487,595	$135	$2,517,890	$(607,648)	$1,910,377
Net investment income (loss)	—	—	—	44,924	44,924
Net realized gain (loss) from investment transactions	—	—	—	3,452	3,452
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(23,517)	(23,517)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,686)	(1,686)
Distributions to common stockholders	—	—	—	(44,703)	(44,703)
Reinvested dividends	708,547	1	9,990	—	9,991
Balance as of March 31, 2025	136,196,142	$136	$2,527,880	$(629,183)	$1,898,833
Net investment income (loss)	—	—	—	39,580	39,580
Net realized gain (loss) from investment transactions	—	—	—	(11,492)	(11,492)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,930)	(1,930)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(4)	(4)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,687)	(1,687)
Distributions to common stockholders	—	—	—	(44,942)	(44,942)
Repurchases	(2,475,426)	(2)	(34,901)	—	(34,903)
Reinvested dividends	666,581	1	9,291	—	9,292
Balance as of June 30, 2025	134,387,297	$135	$2,502,270	$(649,658)	$1,852,747
Net investment income (loss)	—	—	—	40,078	40,078
Net realized gain (loss)	—	—	—	987	987
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(16,783)	(16,783)
Accretion to redemption value of Series A redeemable convertible preferred stock	—	—	—	(5)	(5)
Accrual of Series A redeemable convertible preferred stock distributions	—	—	—	(1,482)	(1,482)
Distributions to common stockholders	—	—	—	(38,958)	(38,958)
Repurchases	(87,757)	0 (1)	(1,237)	—	(1,237)
Reinvested dividends	594,615	1	8,199	—	8,200
Balance as of September 30, 2025	134,894,155	$136	$2,509,232	$(665,821)	$1,843,547
(1) Less than $1
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The following table reflects the Common Stock activity for the nine months ended September 30, 2026:

	Shares	Value
Shares issued through DRIP	944,620	$12,913
Share repurchases	(2,604,152)	(35,361)
	(1,659,532)	$(22,448)
The following table reflects the Common Stock activity for the year ended December 31, 2025:

	Shares	Value
Shares issued through DRIP	2,568,531	$35,668
Share repurchases	(2,568,807)	(36,219)
	(276)	$(551)
Note 11 - Preferred Stock
On August 25, 2021, the Company filed with the Secretary of State of the State of Delaware the Certificate of Designation for the Series A Preferred Stock, which designates a total of 50.0 million shares of preferred stock as Series A Preferred Stock, par value $0.001 per share. On the same day, the Company entered into subscription agreements (collectively, the “Preferred Subscription Agreements”) with certain investors, pursuant to which the investors made new capital commitments (the “Preferred Capital Commitments”) to purchase shares of the Company’s Series A Preferred Stock. As of September 30, 2026 and December 31, 2025, the Company has received total Preferred Capital Commitments of $77.5 million. Pursuant to their respective Preferred Subscription Agreements, each investor is required to fund drawdowns to purchase shares of the Series A Preferred Stock up to the amount of their respective capital commitments on an as-needed basis, upon a minimum of 10 business days prior notice at a per-share price equal to the liquidation preference (the “Liquidation Preference”). The sale and issuance of shares of Series A Preferred Stock is exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company shall rely, in part, upon representations from the Investors in the relevant Preferred Subscription Agreements that each Investor is an “accredited investor,” as defined in Regulation D under the Securities Act.
As of September 30, 2026, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2025, there were 50.0 million shares of preferred stock authorized, par value $0.001 per share, of which 77,500 shares of Series A Preferred Stock were issued and outstanding. No shares outstanding of Series A Preferred Stock are redeemable before December 31, 2026.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
The Series A Preferred Stock is convertible (a) by the Company, in its sole discretion, at any time commencing on the closing date of a liquidity event, as defined by the Confidential Private Placement Memorandum of Franklin BSP Capital Corporation, dated September 2020, or (b) by the holders thereof at any time commencing six months following the closing date of a liquidity event, in each case, into the number of shares of Common Stock equal to (1) the Liquidation Preference divided by (2) the price paid by investors for shares of Common Stock at the time of the purchase of such share of Series A Preferred Stock or if the purchase of such share of Series A Preferred Stock did not occur concurrent with a sale of Common Stock by the Company at the net asset value per share of Common Stock determined within 48 hours (excluding Sundays and holidays) of the purchase of such share of Series A Preferred Stock (the “Conversion Rate”). The Company has the right to redeem, and each holder of Series A Preferred Stock has the right to require the Company to redeem, the Series A Preferred Stock at any time, and from time to time, on or after August 23, 2029 upon 90 days prior notice to the other party. As of September 30, 2026, a liquidity event had not commenced.
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
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2026:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2025	77,500	$77,434
Amortization of offering costs	—	14
Ending Balance, September 30, 2026	77,500	$77,448
The following table presents the activity in the Company’s Series A Preferred Stock for the nine months ended September 30, 2025:

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2024	77,500	$77,416
Amortization of offering costs	—	14
Ending Balance, September 30, 2025	77,500	$77,430
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
For the period ended September 30, 2026
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
Note 13 - Earnings Per Share
Basic and diluted earnings per share (“EPS”) are computed using the two-class method, which considers participating securities as a separate class of shares. The two-class method is an earnings allocation formula that determines EPS for common stock according to dividends distributed and participation rights in undistributed earnings. The Company’s participating securities consist of its Series A Preferred Stock. Basic earnings per share is computed by dividing earnings available to common stockholders, adjusted to exclude earnings allocated to participating securities, by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2026 and 2025.

	For the three months ended September 30,		For the nine months ended September 30,
Numerator	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$33,146	$24,282	$78,145	$75,299
Less: cumulative preferred stock dividends	(1,226)	(1,482)	(3,678)	(4,650)
Less: changes in carrying value of redeemable securities	(5)	(5)	(14)	(14)
Numerator for EPS - income available to common stockholders	$31,915	$22,795	$74,453	$70,635

Denominator
Weighted average common shares outstanding basic and diluted	133,836,527	134,499,911	134,610,737	135,068,128
Basic and diluted earnings per share	$0.24	$0.17	$0.55	$0.52

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Note 14 - Distributions

The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2026
March 24, 2026	March 24, 2026	March 31, 2026	$0.24
May 11, 2026	May 11, 2026	July 1, 2026	$0.24
August 10, 2026	September 24, 2026	October 1, 2026	$0.24

The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2025
March 10, 2025	March 10, 2025	March 18, 2025	$0.29
March 10, 2025 (special)	March 10, 2025	March 18, 2025	$0.04
May 6, 2025	May 6, 2025	May 15, 2025	$0.29
May 6, 2025 (special)	May 6, 2025	May 15, 2025	$0.04
August 7, 2025	August 7, 2025	September 2, 2025	$0.29

The following table reflects the distributions declared on shares of the Company’s Series A Preferred Stock during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2026
March 24, 2026	March 24, 2026	March 31, 2026	$15.82
May 11, 2026	May 11, 2026	July 1, 2026	$15.82
August 10, 2026	September 24, 2026	October 1, 2026	$15.82

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
For the period ended September 30, 2026
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
As of September 30, 2026, the Company’s domestic subsidiaries are expected to have net operating losses and unrealized gains. As a result, the Company has deferred tax assets of $58.4 million and deferred tax liabilities of $(80.1) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. As of September 30, 2026, there was no valuation allowance. The net deferred tax liability is included within accounts payable and accrued expenses in the Consolidated Statements of Assets and Liabilities.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Note 16 - Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30,
	2026	2025
Per share data:
Net asset value attributable to common stock, beginning of period	$13.58	$14.10

Results of operations (1)
Net investment income (loss)	0.77	0.92
Net realized and unrealized gain (loss) on investments, net of change in deferred taxes	(0.19)	(0.36)
Net realized and unrealized gain (loss) on derivatives	0.00 (9)	(0.00) (9)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders and participating securities	0.58	0.56

Accretion to redemption value of Series A redeemable convertible preferred stock (1)	(0.00) (9)	(0.00) (9)
Accrual of Series A redeemable convertible preferred stock distributions (1)	(0.03)	(0.04)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	0.55	0.52

Stockholder distributions (2)
Common stockholder distributions from net investment income	(0.72)	(0.95)
Net decrease in net assets resulting from stockholder distributions	(0.72)	(0.95)

Other (3)	0.01	—
Net asset value attributable to common stock, end of period	$13.42	$13.67

Common shares outstanding at end of period	133,827,787	134,894,155
Total return (4)	4.16%	3.68%
Ratio/Supplemental data attributable to common stock:
Total net assets attributable to common stock, end of period	$1,795,405	$1,843,547

Ratio of net investment income to average net assets attributable to common stock (5)	8.03%	9.33%
Ratio of total expenses to average net assets attributable to common stock (5)(6)	13.48%	13.11%
Ratio of total net expenses to average net assets attributable to common stock (5)(7)	13.48%	13.11%
Portfolio turnover rate (8)	10.97%	17.54%
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
For the period ended September 30, 2026
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
(9)    Less than $0.01.
Note 17 - Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates for the nine months ended September 30, 2026:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at September 30, 2026
Control Investments
BCPE Oceandrive Buyer, Inc.(5)	Senior Secured First Lien Debt	$215	$—	$3,531	$(83)	$—	$72	$3,520
BCPE Oceandrive Buyer, Inc.(5)	Senior Secured First Lien Debt	663	8,307	806	—	—	—	9,113
BCPE Oceandrive Buyer, Inc.(5)	Senior Secured First Lien Debt	331	4,984	484	—	—	—	5,468
BCPE Oceandrive Buyer, Inc. (5)	Senior Secured First Lien Debt	149	—	4,385	(133)	—	211	4,463
BCPE Oceandrive Buyer, Inc.(2) (5)	Equity/Other	—	12,528	—	—	—	—	12,528
FBLC Senior Loan Fund, LLC (3) (5) (7)	Joint Venture	15,143	224,956	—	—	—	(6,749)	218,207
Kahala Aviation, LLC(5)	Subordinated Debt	5,000	33,911	24,827	—	—	252	58,990
Kahala Aviation, LLC(2) (5)	Equity/Other	—	10,330	5,968	17	—	340	16,655
MGTF Radio Company, LLC(4) (5)	Senior Secured First Lien Debt	—	11,408	—	(12,000)	(33,020)	33,612	—
Post Road Equipment Finance, LLC(5) (7)	Equity/Other	8,761	128,252	—	—	—	10,223	138,475
Post Road Equipment Finance, LLC(5) (7)	Subordinated Debt	5,443	62,601	3	—	—	(4)	62,600
Post Road Equipment Finance, LLC(5) (7)	Subordinated Debt	2,629	34,000	18,000	(17,000)	—	—	35,000
Post Road Equipment Finance, LLC(5) (7)	Subordinated Debt	290	—	14,000	(3,070)	—	70	11,000
Siena Capital Finance, LLC(5)	Equity/Other	8,287	77,728	—	—	—	17,134	94,862
Siena Capital Finance, LLC(5)	Subordinated Debt	7,410	77,500	7,505	(12,500)	(9)	4	72,500
Total Control Investments		$54,321	$686,505	$79,509	$(44,769)	$(33,029)	$55,165	$743,381

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc.(2)	Equity/Other	$—	$14,632	$—	$(14,632)	$—	$—	$—
Coronis Health I, LLC(5)	Senior Secured First Lien Debt	50	532	372	—	—	—	904
Coronis Health I, LLC(5)	Senior Secured First Lien Debt	359	4,225	355	—	—	—	4,580
Coronis Health I, LLC(5)	Senior Secured Second Lien Debt	106	2,751	105	—	—	—	2,856
Coronis Health I, LLC(2) (5)	Equity/Other	—	4,900	—	—	—	3,184	8,084
CRS-SPV, Inc.(4) (5)	Equity/Other	—	2,008	—	(2,067)	507	(448)	—
Integrated Efficiency Solutions, Inc.(4) (5)	Senior Secured First Lien Debt	$8	$1,378	$—	$(1,397)	$18	$1	$—

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2025	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at September 30, 2026
Integrated Efficiency Solutions, Inc.(4) (5)	Senior Secured Second Lien Debt	(1)	668	—	(629)	(446)	407	—
Integrated Efficiency Solutions, Inc.(2) (5)	Equity/Other	—	—	—	(1)	1	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR(5)	Collateralized Securities	582	4,322	41	—	—	(985)	3,378
NewStar Arlington Senior Loan Program, LLC 14-1A SUB(5)	Collateralized Securities	—	—	—	—	—	—	—
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB(5)	Collateralized Securities	—	477	—	(12)	—	2	467
ORG GC Holdings, LLC(5)	Senior Secured First Lien Debt	805	10,111	540	—	—	(1,060)	9,591
ORG GC Holdings, LLC(2) (5)	Equity/Other	—	—	—	—	—	—	—
ORG GC Holdings, LLC(5)	Senior Secured Second Lien Debt	—	2,810	—	—	—	(2,810)	—
ORG GC Holdings, LLC(2) (5)	Equity/Other	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP(2)	Equity/Other	—	552	—	(470)	—	81	163
Tennenbaum Waterman Fund, LP(2)	Equity/Other	—	461	—	—	—	(71)	390
Total Affiliate Investments		$1,909	$49,827	$1,413	$(19,208)	$80	$(1,699)	$30,413
Total Control & Affiliate Investments		$56,230	$736,332	$80,922	$(63,977)	$(32,949)	$53,466	$773,794
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
(2)Investment is non-income producing at September 30, 2026.
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
(4)Investment no longer held as of September 30, 2026.
(5)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(6)Gross of net change in deferred taxes in the amount of $202 thousand.
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Dividends and interest for the nine months ended September 30, 2026 attributable to Controlled and Affiliated investments no longer held as of September 30, 2026 were $7.9 thousand.
Realized gain (loss) for the nine months ended September 30, 2026 attributable to Controlled and Affiliated investments no longer held as of September 30, 2026 was $(32.9) million.
Change in unrealized gain (loss) for the nine months ended September 30, 2026 attributable to Controlled and Affiliated investments no longer held as of September 30, 2026 was $33.6 million.
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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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
For the period ended September 30, 2026
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

FRANKLIN BSP CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2026
(Unaudited)
Note 20 - Subsequent Events

Distribution Declarations

On November 10, 2026, our Board of Directors declared a regular quarterly distribution of $0.24 per share of Common Stock, which will be paid on or around January 4, 2027 to stockholders of record as of December 31, 2026.

On November 10, 2026, our Board of Directors declared a distribution of $15.82 per share of Series A Preferred Stock, which will be paid on or around January 4, 2027 to stockholders of record as of December 31, 2026.

Issuance of 7.250% Notes due 2029

On October 27, 2026, the Company entered into a purchase agreement in connection with the issuance and sale of $300.0 million aggregate principal amount of the Company’s 7.250% notes due 2029 (the “October 2029 Notes”) in a private offering to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. The October 2029 Notes were issued on October 30, 2026, pursuant to a Fifth Supplemental Indenture to the 2021 Indenture, between the Company and U.S. Bank Trust Company, National Association.

The October 2029 Notes were issued at 99.355% of their par value with a coupon at 7.250%. Interest on the October 2029 Notes is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2027. The October 2029 Notes will mature on October 30, 2029, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture. In connection with the issuance of the October 2029 Notes, the Company entered into an interest rate swap for a total notional amount of $300.0 million that matures on October 30, 2029. The Company receives a fixed interest rate of 7.250% and pays a floating interest rate of three-month SOFR plus 2.609%.

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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We intend to invest primarily in first and second lien senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also may purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2026, 79.3% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured.
On December 18, 2020, we completed our Initial Closing of Capital Commitments to purchase shares of our Common Stock to investors in a private placement in reliance on exemptions from the registration requirements of the Securities Act. Since our Initial Closing, we held additional closings and received aggregate Capital Commitments to purchase Common Stock. As of September 30, 2026, investors had made aggregate Capital Commitments to purchase Common Stock of $375.5 million. At each closing of the private placement, each investor will make a Capital Commitment to purchase shares of Common Stock pursuant to a Subscription Agreement entered into with us. Investors will be required to fund drawdowns to purchase shares of Common Stock up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors. Closings of the private placement of our Common Stock occurred, from time to time, during the Initial Closing Period which our Board of Directors extended such that it ended December 18, 2023. After the Initial Closing Period, we may permit one or more additional closings of the private placement of our Common Stock with the approval of our Board of Directors.

On August 25, 2021, we filed the Certificate of Designation for the Series A Preferred Stock. On the same day, we entered into the Preferred Subscription Agreements with certain investors, pursuant to which investors made new Preferred Capital Commitments to purchase shares of our Series A Preferred Stock. As of September 30, 2026, total Preferred Capital Commitments of Series A Preferred Stock were $77.5 million.

Financial and Operating Highlights

(Dollars in thousands, except per share amounts)
At September 30, 2026:
Investment Portfolio	$4,030,147
Net assets attributable to common stock	1,795,405
Debt (net of deferred financing costs)	2,127,048
Net asset value per share attributable to common stock	13.42

Portfolio Activity for the Nine Months Ended September 30, 2026:
Purchases during the period	445,032
Sales, repayments, and other exits during the period	476,019
Number of portfolio companies at end of period	145

Operating Results for the Nine Months Ended September 30, 2026:
Net investment income (loss) per share	0.77
Net increase (decrease) in net assets per share resulting from operations attributable to common stockholders and participating securities	0.58
Net investment income (loss)	103,607
Net realized and unrealized gain (loss)	(25,462)
Net increase (decrease) in net assets resulting from operations attributable to common stockholders	74,453

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

During the nine months ended September 30, 2026, we made $445.0 million of investments in portfolio companies and had $476.0 million in aggregate amount of sales and repayments, resulting in net investments of $(31.0) million for the period. The total portfolio of debt investments at fair value consisted of 93.5% bearing variable interest rates and 6.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2026 was as follows:

	September 30, 2026
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)
Senior Secured First Lien Debt	75.7%	9.5%
Senior Secured Second Lien Debt	3.6	12.0
Subordinated Debt	7.2	10.4
Debt Subtotal	86.5%	9.7%
Collateralized Securities (3)	0.1	19.4
Equity/Other (4)	8.0	7.4
FBLC Senior Loan Fund LLC (4)	5.4	9.3
Total	100.0%	9.5%
(1) As of September 30, 2026, FBLC Senior Loan Fund, LLC's holdings consisted of 94.5% senior secured debt, of which 92.9% represented senior secured first lien debt. As of September 30, 2026, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 1.8% and 2.4% of our total portfolio, respectively. As of September 30, 2026, we held investments in Post Road Equipment Finance, LLC (“Post Road”) consisting of subordinated debt and equity, which represented 2.7% and 3.4% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of September 30, 2026 would be as follows:

September 30, 2026
Percentage of Total Portfolio
Senior Secured First Lien Debt	91.1%
Senior Secured Second Lien Debt	3.5
Senior Secured - Subtotal	94.6%
Subordinated Debt	2.6
Collateralized Securities	0.4
Equity/Other	2.4
Total	100.0%
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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.1 as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, we had eleven portfolio companies on non-accrual status with a total amortized cost of $119.2 million and fair value of $69.4 million, which represented 2.9% and 1.7% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2025, we had eight portfolio companies on non-accrual status with a total amortized cost of $100.3 million and fair value of $46.5 million, which represented 2.4% and 1.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC

On January 24, 2024, as a result of the consummation of the Mergers, we became party to the joint venture formed on January 20, 2021, between FBLC and Cliffwater Corporate Lending Fund (“CCLF”), FBLC Senior Loan Fund, LLC (“SLF”). SLF invests primarily in senior secured loans and, to a lesser extent, may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by us for financial reporting purposes. We provide capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. On July 2, 2024, the Company contributed $100.0 million of additional capital into SLF. On February 28, 2025, SLF distributed $100.0 million to the Company as a return of capital. On October 15, 2025, SLF distributed $80.0 million to the Company as a return of capital. As of September 30, 2026, we and CCLF owned 80.0% and 20.0%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an administrative and loan services agreement with BSP, our affiliate, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. We and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As of September 30, 2026, our investment in SLF consisted of equity contributions of $225.0 million. Our investment in SLF is classified as “Equity/Other” on the consolidated schedules of investments, and other disclosures unless otherwise indicated.

Below is a summary of SLF’s portfolio as of September 30, 2026 and December 31, 2025. A listing of the individual investments in SLF’s portfolio as of such dates can be found in Note 3 – Fair Value of Financial Instruments in the notes to the accompanying consolidated financial statements (dollars in thousands):

	September 30, 2026	December 31, 2025

Total assets	$691,500	$751,516
Total investments (1)	$661,511	$704,292
Weighted Average Current Yield for Total Portfolio (2)	8.3%	7.9%
Number of Portfolio companies in SLF	158	139
Largest portfolio company investment (1)	$13,811	$13,952
Total of five largest portfolio company investments (1)	$56,199	$62,136
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for SLF as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	September 30,	December 31,
	2026	2025

ASSETS
Investments, at fair value (amortized cost of $701,789 and $733,390, respectively)	$661,511	$704,292
Cash and other assets	29,989	47,224
Total assets	$691,500	$751,516

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $936 and $1,445, respectively)	$408,564	$450,555
Secured borrowings	478	599
Other liabilities	30,442	22,715
Total Liabilities	$439,484	$473,869

MEMBERS’ CAPITAL
Total members’ capital	$252,016	$277,647

Total liabilities and members’ capital	$691,500	$751,516

Selected Statements of Operations Information	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

Investment income:
Total investment income	$13,523	$19,848	$40,866	$63,432

Operating expenses:
Interest and credit facility financing expenses	6,739	8,677	19,947	26,724
Other expenses	475	634	1,642	1,848
Total expenses	7,214	9,311	21,589	28,572

Net investment income	6,309	10,537	19,277	34,860

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	(3,802)	(7,209)	(25,825)	(20,220)

Net increase (decrease) in members’ capital resulting from operations	$2,507	$3,328	$(6,548)	$14,640

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

Our operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$97,272	$103,933	$291,899	$314,865
Total expenses	62,903	62,843	187,069	187,821
Income tax expense, including excise tax	544	1,012	1,223	2,462
Net investment income (loss)	$33,825	$40,078	$103,607	$124,582
Investment Income
Investment income decreased from $103.9 million for the three months ended September 30, 2025 to $97.3 million for the three months ended September 30, 2026 due to lower SOFR rates. Investment income decreased from $314.9 million for the nine months ended September 30, 2025 to $291.9 million for the nine months ended September 30, 2026 due to lower SOFR rates. PIK income from investments decreased from $5.5 million for the three months ended September 30, 2025 to $3.6 million for the three months ended September 30, 2026. PIK income from investments decreased from $15.7 million for the nine months ended September 30, 2025 to $10.4 million for the nine months ended September 30, 2026. Fee and other income, included within total investment income decreased from $0.9 million for the three months ended September 30, 2025 to $0.8 million for the three months ended September 30, 2026. Fee and other income, included within total investment income, increased from $2.5 million for the nine months ended September 30, 2025, to $3.1 million for the nine months ended September 30, 2026. Dividend income, included within total investment income, decreased from $12.9 million for the three months ended September 30, 2025 to $11.2 million for the three months ended September 30, 2026. Dividend income, included within total investment income, decreased from $42.3 million for the nine months ended September 30, 2025, to $33.2 million for the nine months ended September 30, 2026.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Management fees	$14,968	$15,493	$44,841	$45,709
Incentive fee on income	6,859	8,122	21,052	25,052
Interest and debt fees	36,964	35,704	107,928	104,445
Professional fees	1,961	1,490	5,907	5,408
Other general and administrative	1,698	1,561	5,964	5,802
Administrative services	209	217	632	648
Directors' fees	244	256	745	757
Expenses	$62,903	$62,843	$187,069	$187,821
Management Fees

Management Fees decreased from $15.5 million for the three months ended September 30, 2025 to $15.0 million for the three months ended September 30, 2026. Management Fees decreased from $45.7 million for the nine months ended September 30, 2025 to $44.8 million for the nine months ended September 30, 2026. The decrease in Management Fees for the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026 is attributable to a decrease in average gross assets. In addition, a greater portion of average gross assets as of September 30, 2026 as compared to as of September 30, 2025 was financed with borrowings above 1.0x debt-to-equity and therefore was subject to the lower annual management fee rate of 1.00%, rather than the 1.50% annual rate otherwise applicable.

Incentive Fees
Incentive Fees decreased from $8.1 million for the three months ended September 30, 2025 to $6.9 million for the three months ended September 30, 2026. Incentive Fees decreased from $25.1 million for the nine months ended September 30, 2025 to $21.1 million for the nine months ended September 30, 2026. The decrease in Incentive Fees from the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026 was driven by lower SOFR rates which resulted in a decrease in pre-incentive fee net investment income.

Interest and Debt Fees
Interest and debt fees increased from $35.7 million for the three months ended September 30, 2025 to $37.0 million for the three months ended September 30, 2026. Interest and debt fees increased from $104.4 million for the nine months ended September 30, 2025 to $107.9 million for the nine months ended September 30, 2026. The increase for the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2026 was primarily driven by the increase in the average daily debt outstanding for facility borrowings and unsecured notes partially offset by a lower weighted average annualized interest cost of the facility borrowings and unsecured notes. The average daily debt outstanding for the nine months ended September 30, 2025 was $2.1 billion compared to $2.2 billion for the nine months ended September 30, 2026. The weighted average annualized interest cost of the facility borrowings and unsecured notes for the nine months ended September 30, 2025 and 2026 were 6.18% and 6.05%, respectively.

Professional Fees and Other General and Administrative Expenses

Professional fees and other general and administrative expenses increased from $3.1 million for the three months ended September 30, 2025 to $3.7 million for the three months ended September 30, 2026. Professional fees and other general and administrative expenses amounted to $11.2 million for the nine months ended September 30, 2025 and $11.9 million for the nine months ended September 30, 2026. The professional fees and other general and administrative expenses for the three and nine months ended September 30, 2025 remained relatively consistent compared to the three and nine months ended September 30, 2026.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments for the three and nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net realized gain (loss)
Control Investments	$—	$—	$(33,029)	$(164)
Affiliate Investments	1	—	80	137
Non-Affiliated Investments	546	970	(520)	(7,049)
Net realized gain (loss) on derivatives	(18)	17	(58)	23
Total net realized gain (loss)	$529	$987	$(33,527)	$(7,053)

Net change in unrealized appreciation (depreciation) on investments
Control Investments	$9,269	$(7,183)	$55,165	$(18,575)
Affiliate Investments	(400)	(1,688)	(1,699)	(4,199)
Non-Affiliated Investments	(10,530)	(6,776)	(46,122)	(14,240)
Net change in deferred taxes	225	(1,132)	202	(4,863)
Net change in unrealized appreciation (depreciation) on derivatives	228	(4)	519	(353)
Total net change in unrealized appreciation (depreciation) on investments	$(1,208)	$(16,783)	$8,065	$(42,230)
Net realized and unrealized gain (loss)	$(679)	$(15,796)	$(25,462)	$(49,283)
Net Realized Gain (Loss) on Investments

Realized gains or losses are measured using the specific identification method whereby we measure the gain or loss by the difference between the net proceeds from repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended September 30, 2026, we recorded a net realized gain of $0.5 million. For the nine months ended September 30, 2026, we recorded a net realized loss of $33.5 million. The net realized loss for the nine months ended September 30, 2026, was primarily driven by one portfolio company. In January 2026, we sold our first lien debt position of MGTF Radio Company, LLC which resulted in a net realized loss of $33.0 million and a corresponding unrealized gain of $33.6 million from the reversal of previously recognized unrealized depreciation.

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

For the three months ended September 30, 2026 we recorded unrealized appreciation of $20.1 million on 48 portfolio company investments, which was offset by $21.7 million of unrealized depreciation on 90 portfolio company investments. The unrealized depreciation primarily resulted from deteriorating credit performance of certain portfolio companies, including Cirque Du Soleil Holding USA Newco, Inc. and ORG GC Holdings, LLC, which resulted in unrealized losses of $6.4 million and $3.5 million, respectively. These declines were partially offset by a $9.2 million unrealized gain on Siena Capital Finance, LLC.

For the three months ended September 30, 2025 we recorded unrealized depreciation of $24.4 million on 83 portfolio company investments, which was offset by $8.7 million of unrealized appreciation on 56 portfolio company investments. The unrealized depreciation primarily resulted from deteriorating credit performance of certain portfolio companies. MGTF Radio Company, LLC had its valuation lowered, which resulted in an unrealized loss of $7.8 million. The unrealized appreciation was primarily due to isolated valuation increases for a small number of portfolio companies. $1.1 million of the net unrealized loss was driven by a change in deferred taxes.

For the nine months ended September 30, 2026, we recorded unrealized appreciation of $84.3 million on 52 portfolio company investments which was offset by $76.9 million of unrealized depreciation on 101 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation including MGTF Radio Company, LLC which resulted in a net realized loss of $33.0 million offset by an unrealized gain of $33.6 million. Additionally, improved performance from Siena Capital Finance, LLC and Post Road Equipment Finance, LLC resulted in unrealized gains of $17.1 million and $10.3 million, respectively. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. The overall net unrealized appreciation on our portfolio was primarily driven by the reversal of previously recorded unrealized depreciations on MGTF Radio Company, LLC and improved performance from Siena Capital Finance, LLC and Post Road Equipment Finance, LLC.

For the nine months ended September 30, 2025, we recorded unrealized appreciation of $35.4 million on 57 portfolio company investments, which was offset by $72.4 million of unrealized depreciation on 98 portfolio company investments. The unrealized appreciation primarily resulted from improved performance of certain portfolio companies and the reversal of previously recorded unrealized depreciation. The unrealized depreciation was primarily due to isolated deterioration in the credit performance of a small number of portfolio companies. $4.9 million of the net unrealized loss was driven by a change in deferred taxes. Additionally, $0.4 million of the net unrealized loss was driven by a change in unrealized depreciation on derivatives. The overall net unrealized depreciation on our portfolio was primarily driven by deterioration in the credit performance of certain portfolio companies.

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

Non-GAAP Supplemental Disclosure:	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net investment income (loss)	$33,825	$40,078	$103,607	$124,582
Less: purchase premium and other cost adjustments (1)	(259)	(300)	(672)	(1,612)
Adjusted net investment income after taxes	$33,566	$39,778	$102,935	$122,970

Net realized and unrealized gains (losses)	$(679)	$(15,796)	$(25,462)	$(49,283)
Less: Net change in unrealized appreciation (depreciation) due to the purchase premium and other cost adjustments (1)	639	1,508	4,162	4,097
Less: Realized gain (loss) due to the purchase premium and other cost adjustments (1)	(380)	(1,208)	(3,490)	(2,485)
Adjusted net realized and unrealized gains (losses)	$(420)	$(15,496)	$(24,790)	$(47,671)
(1) Represents amortization of purchase premium and incremental amortization of acquired FBLC investments as a result of the accounting treatment of the Mergers under ASC 805 for the periods January 1, 2026 to September 30, 2026 and January 1, 2025 to September 30, 2025, respectively.

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

The table shows the components of the distributions we have declared and/or paid to common stockholders for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the nine months ended September 30,
	2026	2025
Distributions declared	$96,670	$128,603
Distributions paid	$64,552	$128,603
Portion of distributions paid in cash	$51,639	$101,120
Portion of distributions paid in DRIP shares	$12,913	$27,483

The table shows the components of the distributions we have declared and/or paid to preferred stockholders during the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the nine months ended September 30,
	2026	2025
Distributions declared	$3,678	$4,855
Distributions paid	$2,452	$4,855
Portion of distributions paid in cash	$2,452	$4,855
Portion of distributions paid in DRIP shares	$—	$—

We may fund our cash distributions to stockholders from any sources of funds available to us, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2026 and 2025, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our fiscal year ended December 31, 2026 are reported to stockholders shortly after the end of the calendar year 2026 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

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
Administration Agreement
On September 23, 2020, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. We reimburse BSP quarterly for all administrative costs and expenses incurred by our Adviser in performing our obligations under the Administration Agreement and annually for overhead expenses incurred in the course of performing our obligations under the Administration Agreement, including rent, travel and the allocable portion of the cost of our Chief Compliance Officer and Chief Financial Officer and their respective staffs, including operations and tax professionals, and administrative staff providing support services in respect of us. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2026, we incurred $0.5 million and $2.2 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements. For the three and nine months ended September 30, 2025, we incurred $0.9 million and $2.3 million, respectively, in administrative service fees under the administrative agreement, which are included in other general and administrative on the consolidated statements of operations in the accompanying consolidated financial statements.
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

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of September 30, 2026, the aggregate principal amount outstanding of the senior securities issued by us was $2.2 billion and our asset coverage was 181%. We are continually exploring forms of debt financing which could include new or expanded credit facilities or the issuance of senior securities that are debt or stock. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with JPMorgan and Wells Fargo.

JPM Credit Facility
On October 4, 2023, we refinanced the MS Credit Facility into a $400.0 million credit facility with FBCC Jupiter Funding, LLC, a wholly-owned, consolidated special purpose financing subsidiary of us, as borrower (“Jupiter Funding”), the Adviser, as portfolio manager, the lenders party thereto, U.S. Bank National Association, as securities intermediary, U.S. Bank Trust Company, National Association as collateral administrator and collateral agent, and JPMorgan Chase Bank, National Association, as administrative agent (the “JPM Credit Facility”). The JPM Credit Facility provides for borrowings through October 4, 2026, and any amounts borrowed under the JPM Credit Facility will mature on October 4, 2027. Borrowings under the JPM Credit Facility bore interest at a benchmark rate, currently SOFR, plus a margin of 2.75% per annum, which was inclusive of an administrative agent fee. Interest is payable quarterly in arrears. Jupiter Funding was subject to a non-usage fee of 0.75%, which was inclusive of the administrative agent fee, to the extent the commitments available under the JPM Credit Facility have not been borrowed. Jupiter Funding paid an upfront fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.
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

In connection with the Wells Fargo Credit Facility, FBCC and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the Wells Fargo Credit Facility may terminate FBCC in its capacity as collateral manager/portfolio manager under the Wells Fargo Credit Facility. Upon the occurrence of an event of default under the Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable. On July 10, 2026, the loan and servicing agreement was amended (the “Sixth Wells Fargo Credit Facility Amendment”), to update certain borrowing base concentration limitations.

2026 Notes
On January 24, 2024, as a result of the consummation of the Mergers, we became party to a Purchase Agreement relating to the sale of $300.0 million aggregate principal amount of 3.25% fixed rate notes due March 30, 2026 (the “2026 Notes”). The net proceeds from the sale of the 2026 Notes were approximately $296.0 million. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, holders of the restricted 2026 Notes were offered the opportunity to exchange their restricted 2026 Notes for new registered notes with substantially identical terms, through which holders representing 99.88% of the outstanding principal of the then restricted 2026 Notes obtained unrestricted 2026 Notes. The 2026 Notes were subject to customary indemnification provisions and representations, warranties and covenants. The 2026 Notes bore interest at a rate of 3.25% per year payable semi-annually.
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
Pursuant to a Registration Statement on Form N-14 (File No. 333-284271), on March 7, 2025, holders of the restricted 2029 Notes were offered the opportunity to exchange their restricted 2029 Notes for new registered notes with substantially identical terms, through which holders representing 99.94% of the outstanding principal of the then restricted 2029 Notes obtained unrestricted 2029 Notes on April 4, 2025.

2030 Notes
On October 2, 2025, the Company and U.S. Bank Trust Company, National Association entered into a Fourth Supplemental Indenture (the “Fourth Supplemental Indenture”) to the 2021 Indenture, relating to the Company’s issuance of $300.0 million aggregate principal amount of its 6.00% notes due 2030 (the “2030 Notes”). Pursuant to a Registration Statement on Form N-14 (File No. 333-296000), on July 6, 2026, holders of the restricted 2030 Notes were offered the opportunity to exchange their restricted 2030 Notes for new registered notes with substantially identical terms, through which holders representing 99.99% of the outstanding principal of the then restricted 2030 Notes obtained unrestricted 2030 Notes on July 31, 2026.
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
In connection with the 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominantly floating rate loans. Under the interest rate swap agreement related to the 2030 Notes, the Company receives a fixed interest rate of 6.00% per annum and pays a floating interest rate of SOFR + 2.515% per annum on $300 million of the 2030 Notes. The Company designated the interest rate swap as the hedging instrument in a qualifying hedge accounting relationship. The carrying value of the 2030 Notes is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. Please see Note 6 - Derivatives for additional detail.
See Note 5 - Borrowings to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of our borrowings.

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2026 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
JPM Credit Facility (1)	$852,064	$—	$—	$852,064	$—
JPM Revolver Facility (2)	332,678	—	—	332,678	—
Wells Fargo Credit Facility (3)	276,260	—	—	276,260	—
2029 Notes	399,028	—	399,028	—	—
2030 Notes (4)	282,168	—	—	282,168	—
Total	$2,142,198	$—	$399,028	$1,743,170	$—
—–—–—–—–—–
(1) As of September 30, 2026, we had $197.9 million in unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(2) As of September 30, 2026, we had $447.3 million in unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(3) As of September 30, 2026, we had $123.7 million in unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
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
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2026 and December 31, 2025, we had unfunded commitments of $602.2 million and $701.3 million, respectively. We maintain sufficient cash on hand, and available borrowings to fund such unfunded commitments. Please refer to Note 7 - Commitments and Contingencies in the notes to our consolidated financial statements for further detail of these unfunded commitments.
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

Recent Developments

Distribution Declarations

On November 10, 2026, our Board of Directors declared a regular quarterly distribution of $0.24 per share of Common Stock, which will be paid on or around January 4, 2027 to stockholders of record as of December 31, 2026.

On November 10, 2026, our Board of Directors declared a distribution of $15.82 per share of Series A Preferred Stock, which will be paid on or around January 4, 2027 to stockholders of record as of December 31, 2026.

Issuance of 7.250% Notes due 2029

On October 27, 2026, the Company entered into a purchase agreement in connection with the issuance and sale of $300.0 million aggregate principal amount of the Company’s 7.250% notes due 2029 (the “October 2029 Notes”) in a private offering to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act, and to non-U.S. persons in transactions outside the United States in reliance on Regulation S under the Securities Act. The October 2029 Notes were issued on October 30, 2026, pursuant to a Fifth Supplemental Indenture to the 2021 Indenture, between the Company and U.S. Bank Trust Company, National Association.

The October 2029 Notes were issued at 99.355% of their par value with a coupon at 7.250%. Interest on the October 2029 Notes is payable semi-annually on April 30 and October 30 of each year, commencing on April 30, 2027. The October 2029 Notes will mature on October 30, 2029, and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture. In connection with the issuance of the October 2029 Notes, the Company entered into an interest rate swap for a total notional amount of $300.0 million that matures on October 30, 2029. The Company receives a fixed interest rate of 7.250% and pays a floating interest rate of three-month SOFR plus 2.609%.

Liquidity and Capital Resources
We generate cash primarily from the net proceeds of the purchase of shares of our Common Stock and Series A Preferred Stock via drawdowns on our investors’ capital commitments, cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. As of September 30, 2026, we had 133.8 million shares of Common Stock outstanding, representing aggregate net proceeds of $2.0 billion (after adjusting for repurchases), including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million. As of September 30, 2025, we had 134.9 million shares of Common Stock outstanding, representing aggregate net proceeds of $2.0 billion (after adjusting for repurchases), including shares issued pursuant to the DRIP. We had also issued 77,500 shares of Series A Preferred Stock for gross proceeds of $77.4 million.
As of September 30, 2026, we had $48.1 million of cash. For the nine months ended September 30, 2026, net cash provided by operating activities was $124.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows provided by operating activities for the nine months ended September 30, 2026 was a result of sales and repayments of investments of $476.0 million, offset by purchases of investments of $445.0 million. As of September 30, 2025, we had $125.6 million of cash. For the nine months ended September 30, 2025, net cash used in operating activities was $80.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The cash flows used in operating activities for the nine months ended September 30, 2025 was primarily a result of purchases of investments of $842.5 million, offset by sales and repayments of investments of $703.4 million.

Net cash used in financing activities of $197.0 million during the nine months ended September 30, 2026 primarily related to payments on debt of $729.3 million, repurchase of common stock of $35.4 million, common stockholder distributions of $51.6 million, and preferred stockholder distributions of $2.5 million offset by proceeds from debt of $625.1 million. Net cash provided by financing activities of $75.5 million during the nine months ended September 30, 2025 primarily related to repayments of secured borrowings of $29.1 million, payments on debt of $702.3 million, payments of financing costs of $5.3 million, common stockholder distributions of $101.1 million, and preferred stockholder distributions of $4.9 million partially offset by proceeds from debt of $954.3 million.

We also fund a portion of our investments through borrowings from banks. Our primary use of cash will be investments in portfolio companies, payments of our expenses and payment of cash distributions to our stockholders. As of September 30, 2026, we are party to the JPM and Wells Fargo Credit Facilities, which are defined in and described in more detail in Note 5 - Borrowings. We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 150% after such borrowing, with certain limited exceptions. As of September 30, 2026, our asset coverage ratio was 181%.
As of September 30, 2026, we had $769.0 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability). As of September 30, 2025, we had $513.1 million of availability under the JPM Credit Facility, JPM Revolver Facility, and Wells Fargo Credit Facility (subject to borrowing base availability).
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
As of September 30, 2026, our debt included variable-rate debt, bearing a weighted average interest rate of SOFR plus 2.07% and a fixed rate debt, bearing a weighted average interest rate of 6.89% with a total carrying value (net of deferred financing costs) of $2.1 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 408 Basis Points	$(76,453)
(-) 200 Basis Points	$(37,447)
(-) 100 Basis Points	$(18,723)
(-) 50 Basis Points	$(9,362)
(+) 50 Basis Points	$9,362
(+) 100 Basis Points	$18,723
(+) 200 Basis Points	$37,447

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2026, we were not party to any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Fifth Supplemental Indenture, dated as of October 30, 2026, relating to the 7.250% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 30, 2026).

4.2	Form of 7.250% Notes due 2029 (included in, and incorporated by reference to, Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 30, 2026).

4.3
Registration Rights Agreement, dated as of October 30, 2026, by and among the Company, Wells Fargo Securities, LLC, BofA Securities, Inc., J.P. Morgan Securities LLC and SMBC Nikko Securities America, Inc., as the representatives of the initial purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on October 30, 2026).

10.1
Amendment No. 6 to Loan and Servicing Agreement dated as of July 10, 2026, by and among FBLC Funding I, LLC, as the borrower, Franklin BSP Capital Corporation, as the collateral manager, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank, National Association, as collateral custodian, U.S. Bank Trust Company, National Association as collateral agent and each of the lenders from time to time party thereto.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2026

/s/ Kathleen L. Oates Kathleen L. Oates	Chief Accounting Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2026